Form 10-Q
period 1996-03-31
CYGNUS INC /DE/
filed 1996-05-14
CIK 870755

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

      X       Quarterly Report Pursuant to Section 13 or 15(d) of the
    -----     Securities Exchange Act of 1934
              For the quarterly period ended MARCH  31, 1996
                                          or
              Transition Report Pursuant to Section 13 or 15(d) of the
    -----     Securities Exchange Act of 1934
              For the Transition Period from       to
                                              -----    ----

                            COMMISSION FILE NUMBER 0-18962

                                     CYGNUS, INC.
                (Exact name of registrant as specified in its charter)


         DELAWARE                                    94-2978092
(State or other jurisdiction of                   (I.R.S. employer
incorporation or organization)                   identification No.)


               400 PENOBSCOT DRIVE, REDWOOD CITY, CALIFORNIA 94063-4719
                (Address of principle executive offices and zip code)


Registrant's telephone number, including area code: (415) 369-4300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

Number of shares outstanding of each of the registrant's classes of common stock as of MAY 6, 1996:

Common Stock -  18,567,247  shares

                                                                Total pages:  14
                                                 Page number of exhibit index:13

                                     CYGNUS, INC.

                                        INDEX

PART I. FINANCIAL INFORMATION                                           PAGE NO.
                                                                        --------

   Item 1:   Financial Statements

             Consolidated Statements of Operations for the three month
               period ended March 31, 1996 and 1995 (unaudited)..............2

             Consolidated Condensed Balance Sheets at March 31,1996
               (unaudited) and December 31,1995..............................3

             Consolidated Statements of Cash Flows for the three month
               period ended March 31,1996 and 1995 (unaudited)...............4

             Notes to Consolidated Financial Statements (unaudited)..........5


   Item 2:   Management's Discussion and Analysis of Financial Condition
               and Results of Operations.....................................7


PART II. OTHER INFORMATION


   Item 1:   Legal Proceedings..............................................13


   Item 6:   Exhibits and Reports on Form 8-K...............................13


SIGNATURES..................................................................14

         THIS REPORT ON FORM 10-Q CONTAINS PROJECTIONS AND FORWARD LOOKING STATEMENTS REGARDING FUTURE EVENTS AND THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY. WE WISH TO CAUTION YOU THAT THESE STATEMENTS ARE ONLY OUR PREDICTIONS AND OBJECTIVES. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. PLEASE NOTE IN PARTICULAR THROUGHOUT THIS DOCUMENT WHERE WE HAVE HIGHLIGHTED SPECIFIC RISKS ASSOCIATED WITH THE COMPANY AND ITS ACTIVITIES. WE ALSO REFER YOU TO DOCUMENTS THE COMPANY FILES FROM TIME TO TIME, SUCH AS ITS FORM 10-K, ITS OTHER 10-Q AND ITS FORM 8-K REPORTS. THESE DOCUMENTS AND THIS REPORT ON FORM 10-Q CONTAIN IMPORTANT FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER FROM OUR CURRENT EXPECTATIONS AND THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     CYGNUS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)
                        (In thousands, except per share data)

                                                   Three Months ended March 31,
                                                     1996                 1995
                                                 ---------            ---------

Product revenues                                 $      18            $     888
Contract revenues                                    3,440                3,590
Royalty and other revenues                             306                  918
                                                 ---------            ---------

TOTAL REVENUES                                       3,764                5,396

Costs and expenses:
  Costs of products sold                               958                1,167
  Research and development                           5,217                5,583
  Marketing, general and administrative              2,338                1,465
                                                 ---------            ---------

    TOTAL COSTS AND EXPENSES                         8,513                8,215

LOSS FROM OPERATIONS                                (4,749)              (2,819)

Interest income, net                                   544                   51
                                                 ---------            ---------

NET LOSS                                           $(4,205)             $(2,768)
                                                 ---------            ---------
                                                 ---------            ---------

NET LOSS PER SHARE                                  $(0.23)              $(0.18)
                                                 ---------            ---------
                                                 ---------            ---------

Shares used in computation of
  net loss per share                                18,362               15,581
                                                 ---------            ---------
                                                 ---------            ---------

(See accompanying notes.)

                                    CYGNUS, INC.
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (In thousands)


                                                   MARCH 31,       December 31,
ASSETS:                                              1996              1995
- ------                                           -------------    --------------
                                                  (unaudited)
 Current assets:
  Cash and cash equivalents                        $  20,710        $  30,445
  Short-term investments                              27,782           16,053
  Trade accounts receivable, net of allowance            375            2,310
  Inventories                                            519              378
  Prepaid expenses and other current assets              792              640
                                                   ---------        ---------
         TOTAL CURRENT ASSETS                         50,178           49,826

 Equipment and improvements, at cost                  18,432           18,132
  Less accumulated depreciation and amortization     (11,979)         (11,260)
                                                   ---------        ---------
       NET EQUIPMENT AND IMPROVEMENTS                  6,453            6,872

 Lease deposits and other assets                       1,765            1,156
                                                   ---------        ---------
                         TOTAL ASSETS              $  58,396        $  57,854
                                                   ---------        ---------
                                                   ---------        ---------

 LIABILITIES AND STOCKHOLDERS' EQUITY:

 Current liabilities:
   Accounts payable                                      647            1,006
   Accrued compensation                                1,676            2,191
   Accrued professional services                         985              726
   Other accrued liabilities                           1,091            1,287
   Current portion of customer advances                  846              846
   Deferred revenue                                    4,869            3,301
   Current portion of long term debt                     489              489
   Current portion of capital lease obligations        1,425            1,425
                                                   ---------        ---------
       TOTAL CURRENT LIABILITIES                      12,028           11,271

 Long-term portion of deferred revenue                 4,573            3,532
 Long-term debt                                          612              734
 Capital lease obligations                             1,633            1,976
 Accrued rent and other liabilities                    2,662            2,089

 Stockholders' equity:
   Common stock                                      116,097          113,266
   Accumulated deficit                               (79,209)         (75,014)
                                                   ---------        ---------
       TOTAL STOCKHOLDERS' EQUITY                     36,888           38,252
                                                   ---------        ---------


 TOTAL LIABILITIES AND   STOCKHOLDERS' EQUITY      $  58,396        $  57,854
                                                   ---------        ---------
                                                   ---------        ---------

(See accompanying notes.)

                                     CYGNUS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Increase/(Decrease) in Cash and Cash Equivalents
                                     (unaudited)
                                    (In thousands)



                                                                           THREE MONTHS ENDED MARCH 31,
                                                                              1996             1995
                                                                          ---------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                               $     (4,205)    $     (2,768)
   Adjustments to reconcile net loss to  cash (used in)/provided by operating activities:
      Depreciation and amortization                                                696              666
      Decrease/(increase) in assets                                              1,039           (1,048)
      Increase/(decrease) in liabilities                                         2,393           (3,405)
                                                                          ---------------  --------------
              NET CASH (USED IN)/PROVIDED BY OPERATING  ACTIVITIES                 (77)          (6,555)
                                                                          ---------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                          (300)            (656)
    Decrease/(increase) in short-term investments                              (11,724)           3,736
                                                                          ---------------  --------------
            NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES                (12,024)           3,080
                                                                          ---------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale and leaseback of assets                                        0              843
   Issuance of common stock                                                      2,831              379
   Principal payments of long-term debt                                           (122)            (122)
   Payment of capital lease obligations                                           (343)            (372)
                                                                          ---------------  --------------
              NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES                2,366              728
                                                                          ---------------  --------------

NET (DECREASE)/INCREASE  IN CASH AND CASH EQUIVALENTS                           (9,735)          (2,747)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                30,445            9,220
                                                                          ---------------  --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $     20,710      $     6,473
                                                                          ---------------  --------------
                                                                          ---------------  --------------


(See accompanying notes.)

CYGNUS, INC.
March 31, 1996


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

    Cygnus, Inc. (the "Company" or "Cygnus") was incorporated in California in April 1985. In September 1995 the Company changed its name from Cygnus Therapeutic Systems to Cygnus, Inc. and its place of incorporation to Delaware.

    The consolidated financial statements as of and for the three month periods ended March 31, 1996 and 1995, included herein, are unaudited, but include all adjustments (consisting only of normal recurring adjustments), which the management of Cygnus, Inc. believes necessary for a fair presentation of the financial position as of the reported dates and the results of operations for the respective periods presented. Interim financial results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 1995 included in the Company's 1995 Annual Report and incorporated by reference on Form 10-K.

2.  NET LOSS PER SHARE

    Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is anti-dilutive.

3.  LEGAL PROCEEDINGS

    Alza Corporation ("Alza") owns a patent that was issued on May 13, 1986 and contains claims for the transdermal delivery of fentanyl. The Alza fentanyl patent claims were reviewed by the Patent Office during two re-examination procedures, one of which was instituted by Cygnus, but were nevertheless confirmed in January 1989. In January 1994, Cygnus filed a complaint in the U.S. District Court in San Francisco, California against Alza for violation of the antitrust laws and for declaration of unenforceability and invalidity of the Alza patent on fentanyl transdermal systems. In April 1995, motions by Alza to dismiss the suit were granted primarily on the basis that Alza had made insufficient threat of enforcement. The Company appealed this ruling in May 1995. The outcome of this litigation is uncertain and there can be no assurance that Cygnus will prevail in the suit. If the Company were to seek to commercialize this product and Alza were to successfully enforce its fentanyl patent against the Company, the Company could be enjoined from manufacturing and marketing fentanyl transdermal systems in the U.S. or the Company could be required to seek a license or similar arrangement from Alza. Such a license may not be available, or may only be available on adverse terms. In addition, the existence of the Alza patent has negatively affected the Company's ability to obtain a collaborative partner for its fentanyl product and the Company has effectively suspended its development efforts for this product.

On June 30, 1994, Sanofi, S.A. ("Sanofi") filed a request for arbitration against Cygnus with the International Court of Arbitration. In its request for arbitration, Sanofi has alleged that Cygnus

CYGNUS, INC.
March 31, 1996


breached its existing contract with Sanofi by, among other things, entering into product development agreements with The Warner-Lambert Company ("Warner-Lambert") and American Home Products Corporation ("American Home Products") for the development of transdermal systems in the field of hormone replacement therapy (which agreements pertain to each of the Company's hormone replacement products other than FemPatch). Sanofi claims it has a proprietary interest in certain Cygnus technologies and that it has incurred substantial damages as a result of the alleged breach. It is seeking to recover such damages and claims it is entitled to a sum of $60.0 million. Cygnus has answered Sanofi's request for arbitration by maintaining that Sanofi's claims are inconsistent with its contractual relationship and that such claims are otherwise without merit. Cygnus intends to aggressively defend against this arbitration and has asserted certain counterclaims exceeding the amount being sought by Sanofi. A hearing is currently scheduled in May 1996. Due to the preliminary nature of this arbitration proceeding, the Company is unable to accurately predict how this matter will be resolved. Cygnus believes that it will ultimately prevail in this arbitration; however, should all or part of the claims asserted by Sanofi be successful, the Company could be materially and adversely affected.

CYGNUS, INC.
March 31, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Cygnus is engaged in the development of diagnostic and drug delivery systems, with its current efforts primarily focused on three core technologies: a painless, continuous glucose monitoring device, transdermal drug delivery systems and mucosal drug delivery systems.

    The Company's product development efforts have been and are expected to continue to be either self-funded, funded by licensees, or both. In general, the Company's licensing agreements provide that Cygnus will manufacture drug delivery systems and receive manufacturing revenues from sales of these products to its licensees. Cygnus may also receive royalties based on certain of its licensees' product sales. In certain circumstances, the Company may elect to license manufacturing rights for the product to its licensees in exchange for a technology transfer fee and/or a higher royalty rate.

    Cygnus' licensees generally have the right to abandon a product development effort at any time for any reason without significant penalty, and this can result in delays in clinical testing, in the preparation and processing of regulatory filings and in commercialization efforts. Licensees have exercised this right in the past, and there can be no assurance that current and future licensees will not exercise this right in the future. Such cancellations may cause delays in product development. In January 1995, the Company and Procter and Gamble (P&G) terminated their collaboration for the development and marketing of a consumer product utilizing Cygnus' mucosal technology. This collaboration was terminated primarily because the consumer product application chosen by P&G did not meet either company's financial criteria. In October 1995, the Company and P&G also terminated a collaboration to develop and market a portfolio of transdermal smoking cessation products. If a licensee were to terminate funding one of the Company's products, Cygnus would either self-fund development efforts, identify and enter into an agreement with an alternative licensee or suspend further development work on the product. There can be no assurance that, if necessary, the Company would be able to negotiate an agreement with an alternative licensee on acceptable terms. Since all payments to the Company under its licensing agreements following their execution are contingent on the occurrence of future events or sales levels, and the agreements are terminable by the licensee, no assurance can be given as to whether the Company will receive any particular payment thereunder or as to the amount or timing of any such payment. The Company may choose to self-fund certain research and development projects in order to exploit its technologies and to maximize financial returns. Any increase in Company-sponsored research and development activities will have an immediate adverse effect on the Company's results of operations. However, should such Company-sponsored research and development activities result in a commercial product, the long-term effect on the Company's results of operations could be favorable.

    For the Company to be successful, it will need to develop new diagnostic and drug delivery products. Furthermore, the Company's ability to develop and commercialize products in the future

CYGNUS, INC.
March 31, 1996


will depend on its ability to enter into collaborative arrangements with additional licensees. There can be no assurance that the Company will be able to enter into new collaborative arrangements.

    The Company's results of operations vary significantly from year to year and depend on, among other factors, the signing of new product development agreements and the timing of recognizing payment amounts specified thereunder, the timing of recognizing license fees and cost reimbursement payments made by licensees, the demand for and shipments of its Nicotrol-Registered Trademark-product, and the costs associated with the manufacture of Nicotrol. The Company's contract revenues are generally earned and recognized based on the percentage of actual efforts expended compared to total expected efforts during the development period for each contract. However, contract revenues are not always aligned with the timing of related expenses. To date, research and development expenses generally have exceeded contract revenue in any particular period and the Company expects the same situation to continue for the next several years. In addition, the level of revenues in any given period is not necessarily indicative of expected revenues in future periods. The Company has incurred net losses each year since its inception and does not believe it will achieve profitability in 1996 or 1997. At March 31, 1996, the Company's accumulated deficit was approximately $79.2 million.

RESULTS OF OPERATIONS:

COMPARISON FOR THE QUARTERS ENDED MARCH 31, 1996 AND 1995

    PRODUCT REVENUES for the quarter ended March 31, 1996 were $.02 million compared to $0.9 million for the quarter ended March 31, 1995. This reflects decreased demand for additional shipments of Nicotrol Rx during the first quarter of 1996 as a result of the ability of the Company's marketing partner to meet product demand by utilizing existing inventories.

    In November 1993, the Company entered into an agreement pursuant to which the Company granted Pharmacia & Upjohn, Inc. ("Pharmacia") the exclusive worldwide right to manufacture Nicotrol in return for a royalty based on Pharmacia's sales of such products. Prior to that, Pharmacia had the exclusive right to manufacture Nicotrol outside of North America and was obligated to pay to Cygnus a royalty based on Pharmacia's sales of such products outside of North America. The November 1993 agreement, as amended in November 1994, obligated Cygnus to continue to manufacture and supply Nicotrol until December 31, 1995. In February of 1996, the Company and Pharmacia further amended the 1993 agreement, whereby Cygnus will continue to manufacture and supply Nicotrol for the United States market through 1999. In addition to product revenues, the Company will also earn royalty on sales within the United States. Pharmacia can terminate the amendment with the payment of certain amounts to the Company.

    As a result of the above factors, the Company believes that the level of product revenues experienced to date are not necessarily indicative of future results.

    CONTRACT REVENUES for the quarter ended March 31, 1996 were $3.4 million compared to the $3.6 million for the quarter ended March 31, 1995. The decrease in contract revenues primarily reflects a decrease in billings related to the Company's first hormone replacement product (due to agreed upon maximum cost reimbursements as described below) and the mutually agreed upon

CYGNUS, INC.
March 31, 1996


termination of the P&G collaboration to develop and market the smoking cessation product as mentioned above. This reduction was partially offset by the recognition of glucose monitoring device and certain transdermal delivery system revenues.

    The Company's first hormone replacement product was developed under its product development agreement with Sanofi. Over the past several years, pre-commercialization costs for the product have been reimbursed to the Company by Warner-Lambert, Sanofi's sublicensee. In August 1994, the sublicensee submitted a proposal that the Company incur a portion of the current and future costs related to pre-commercialization activities instead of being fully reimbursed for these costs, as in the past. In September 1994 this proposal was finalized with an agreement by the Company establishing a maximum cost reimbursement level and providing that any costs above this maximum level would be paid by the Company. The Company had exceeded the maximum by June 30, 1995 and accordingly the Company will not be reimbursed for subsequent pre-commercialization costs for the product. The Company expects to continue to incur pre-commercialization costs related to this project, but the Company does not anticipate that such unreimbursed costs will significantly impact its financial results.

    In February 1996 the Company entered into an agreement with Becton Dickinson for the marketing and distribution of the GlucoWatchTM, Cygnus' painless, continuous glucose monitoring device. Under the terms of the agreement, Becton Dickinson has exclusive worldwide marketing and distribution rights, with the exception of Japan and Korea. Cygnus will have primary responsibility for completing product development, obtaining regulatory approvals, manufacturing, and customer service and support for the product. Cygnus will be eligible to receive up-front and milestone payments as well as a percentage of the products' future commercial success.

    Contract revenues are expected to fluctuate from quarter to quarter and from year to year, and future contract revenues cannot be reasonably predicted. The contributing factors to achieving contract revenues include, but are not limited to, future successes in finalizing new collaborative agreements, timely achievement of milestones under current contracts, and strategic decisions on self-funding certain projects. Cygnus' licensees generally have the right to abandon the rights to a product and the obligation to make related payments. Since all payments to the Company under these agreements following their execution are contingent on the occurrence of future events or sales levels, and the agreements are terminable by the licensee, no assurance can be given as to whether the Company will receive any particular payment thereunder or as to the amount or timing of any such payment. The Company expects that contract revenues under existing contracts will be lower in 1996 compared to 1995, but cannot predict to what extent new collaborative agreements, if any, will impact overall contract revenues in 1996 and subsequent future periods.

    ROYALTY AND OTHER REVENUES for the quarter ended March 31, 1996 were
$0.3 million compared to $0.9 million for the quarter ended March 31, 1995. The amounts include royalties from sales by Pharmacia of the Company's nicotine transdermal product in Europe and Canada. Additionally, for the quarter ended March 31, 1995, amounts included the amortization of the unearned balance of prepayments from Pharmacia included in "Customer Advances". As of June 30, 1995, all of the prepayments were fully amortized. The decrease in the quarter ended March 31, 1996 is primarily attributable to the quarter ended March 31, 1995 including a full quarter

CYGNUS, INC.
March 31, 1996


amortization of "Customer Advances" compared to the quarter ended March 31, 1996 which included no such amortization.

    The company believes royalty income will fluctuate from period to period since it is primarily based upon sales by the Company's licensees. The level of royalty income for a product also depends on various external factors, including the size of the market for the product, product pricing levels and the ability of the Company's licensee to market the product. Therefore, the level of royalty income for any given period is not indicative of the expected royalty income for future periods.

    COSTS OF PRODUCTS SOLD for the quarter ended March 31, 1996 were $1.0 million compared to $1.2 million for the quarter ended March 31, 1995. Costs of products sold include direct and indirect manufacturing costs of Nicotrol production and facility and personnel costs required to meet future anticipated production levels.

    The Company experienced negative product margins for the three month periods ended March 31, 1996 and 1995 primarily due to low production volumes which prevented the Company from absorbing all the fixed costs associated with Nicotrol production. With the level of demand for Nicotrol and Pharmacia's manufacturing plans being uncertain, it is difficult to predict the level of Nicotrol demand for 1996 and the direct and indirect manufacturing costs associated with Nicotrol production. There can be no assurance that product margins associated with Nicotrol production will improve. There can also be no assurance that the overall level of demand for Nicotrol will improve.

    RESEARCH AND DEVELOPMENT EXPENSES for the quarter ended March 31, 1996 were $5.2 million compared to $5.6 million for the quarter ended March 31, 1995. This decrease reflects a reduced level of materials required in ongoing development programs and the Company's ongoing cost control measures. Research and development and clinical activities primarily include the support of the Company's hormone replacement therapy products (one of which is covered by an NDA ("New Drug Application") submitted to the FDA and three of which are in clinical trials), contraception products and the glucose monitoring development program. After the NDA was submitted for FemPatch, the FDA requested a bio-equivalency study, which is the responsibility of Warner-Lambert, the Company's marketing partner. It is uncertain when the NDA will ultimately be approved. Cygnus expects that its anticipated development of new products, continued research of new technologies and preparation for regulatory filings and clinicals could result in an increase in its overall research and development expenses.

    MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES for the quarter ended March 31, 1996 were $2.3 million compared to the $1.5 million for the quarter ended March 31, 1995. The increase primarily reflects an increase in business development activities related to the glucose monitoring development program and increased expenses due to the Company's legal proceedings against Alza and Sanofi (See Part I, Item I, "Notes to the Consolidated Financial Statements",
Note 3 Legal Proceedings). The Company expects that marketing, general and administrative expenses could increase in the future as the Company expands its operations.

CYGNUS, INC.
March 31, 1996


    INTEREST INCOME, NET OF INTEREST AND OTHER EXPENSE for the quarter ended March 31, 1996 was $0.5 million as compared to $0.05 million for the quarter ended March 31, 1995. The increase is due primarily to interest earned on the October 1995 public offering proceeds as mentioned below.

LIQUIDITY AND CAPITAL RESOURCES

    In 1991 and 1992 the Company generated net proceeds of approximately
$52.3 million from public offerings. Additionally the Company received net proceeds of approximately $29.8 million from its October 1995 public offering. In June 1992, January 1993, December 1994 and in the first half of 1995, the Company financed approximately $2.5 million, $1.6 million, $1.7 million and $2.0 million respectively, of manufacturing and research equipment under capital loan and lease arrangements. In addition to the cash from the public offerings and equipment lease financing, the Company has been financing its operations primarily through contract revenues and interest income. In December of 1994, the Company borrowed $1.7 million under a bank line of credit to finance the purchase of manufacturing and research equipment. This line will be repaid in monthly installments by June 30, 1998. The Company has another line of credit with the same bank which provides up to $3.0 million for borrowings. The line, available until May 31, 1996, is revolving, collateralized by accounts receivable and bears an interest rate of one and one-half percentage points above the prime rate. Both lines of credit are subject to a number of financial covenants. As of March 31, 1996, the Company had $0.6 million available under the accounts receivable line of credit, with no borrowings outstanding.

    Net cash used in operating activities for the three month period ended March 31, 1996 was $0.08 million, compared with net cash used of $6.6 million for the period ended March 31, 1995. Cash used in operating activities during the period ended March 31, 1996 was primarily due to the Company's net loss of $4.2 million, increases in prepaid and other assets, and the decreases in accounts payable and other accrued liabilities, offset by increases in deferred revenue and accrued rent and other liabilities and a decrease in accounts receivable. Cash used in operating activities during the quarter ended March 31, 1995 was primarily due to the Company's net loss of $2.8 million, decreases in customer advances, accrued compensation and accounts payable.

    The current level of cash used in operating activities is not necessarily indicative of the level of future cash usage. As a result of increased expenditures for the development of new products, preparation for regulatory filings and clinical trials, the Company anticipates an increase in cash usage for future operating activities.

    Net cash used in investing activities of $12.0 million for the quarter ended March 31, 1996 resulted primarily from net purchases of short-term investments of $11.7 million. Net cash provided by investing activities of $3.1 million for the quarter ended March 31, 1995 was primarily generated by the sales and maturity of short-term investments to finance operating activities.

    Net cash provided by financing activities for the three months ended
March 31, 1996 includes $2.8 million of common stock issuance proceeds offset by long-term debt and capital lease repayments. Net cash provided by financing activities for the three months ended March 31, 1995 includes proceeds of $0.8 million from the sale and leaseback of equipment and $0.4 million of

CYGNUS, INC.
March 31, 1996


common stock issuance proceeds offset by long-term debt and capital lease repayments. The Company continues to evaluate the benefits of using equipment leases to finance equipment purchases.

    As of March 31, 1996 the Company held $27.8 million in short-term investments.

    The Company's long term capital expenditure requirements will depend upon numerous factors, including the progress of the Company's research and development programs; the time required to obtain regulatory approvals; the resources that the Company devotes to the development of self-funded products, proprietary manufacturing methods and advanced technologies; the ability of the Company to obtain additional licensing arrangements and to manufacture products under those arrangements, additional expenditures to support the manufacture of new products if and when approved; and possible acquisitions of products, technologies and companies. As the Company evaluates the progress of its development projects, in particular the glucose monitoring device and hormone replacement products, its commercialization plans and the lead time to set up manufacturing capabilities, Cygnus may commence long-term planning for another manufacturing site. Nevertheless, the Company believes that such long-term planning will not result in any material impact on the cash flows and liquidity for 1996.

    Based upon current expectations for operating losses and capital expenditures for 1996, the Company believes that its existing cash, cash equivalents and short-term investments of $48.5 million, when coupled with future contract revenues from development agreements, interest income and possible additional equipment financing, will be sufficient to meet its operating expenses and capital expenditure requirements through at least 1996. However, there can be no assurance that the Company will not require additional financing depending upon future business strategies, results of clinical trials and management decisions to accelerate certain research and development programs and other factors.

CYGNUS, INC.
March 31, 1996


                              PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Part I, Item I, "Notes to the Consolidated Financial Statements", Note 3 regarding Legal Proceedings.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


A)    EXHIBITS

      The following exhibits are filed herewith or incorporated by reference:

      10.1 Distributorship Agreement dated as of February 9, 1996 between the Registrant and Becton Dickison (Confidential treatment has been applied for or granted for portions of this agreement. The portions redacted have been filed separately with the SEC).

      27.   Financial Data Schedules



B)    REPORTS ON FORM 8-K

      The Company did not file any reports on Form 8-K for the three months ended March 31, 1996.

CYGNUS, INC.
March 31, 1996


                                      SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             CYGNUS, INC.


                             By:             /S/ John C. Hodgman
                                ------------------------------------------------
                                               John C. Hodgman
                               Chief Financial Officer (and Principal Accounting
                                     Officer), and Vice President, Finance;
                                          President, Cygnus Diagnostics