Form 10-Q
period 1996-06-30
CYGNUS INC /DE/
filed 1996-08-14
CIK 870755

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

__X__ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the quarterly period ended JUNE 30, 1996
                                     -------------
                                      or
_____ Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the Transition Period from ______ to _____



                            COMMISSION FILE NUMBER 0-18962
                                                   -------

                                     CYGNUS, INC.
               (Exact  name of registrant as specified in its charter)


             DELAWARE                                      94-2978092

     (State or other jurisdiction                      (I.R.S. employer
   of incorporation or organization)                  identification No.)


          400 PENOBSCOT DRIVE, REDWOOD CITY, CALIFORNIA 94063-4719
             (Address of principle executive offices and zip code)

Registrant's telephone number, including area code: (415) 369-4300
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__   No ____

Number of shares outstanding of each of the registrant's classes of common stock as of AUGUST 6, 1996:

Common Stock -  18,579,630 shares

                                                               Total pages: 15
                                              Page number of exhibit index: 14

                                   CYGNUS, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                         PAGE NO.
                                                                       --------
  Item 1: Financial Statements

           Consolidated Statements of Operations for the three month
             period ended June 30, 1996 and 1995 (unaudited)................2

           Consolidated Condensed Balance Sheets at June 30, 1996
             (unaudited) and December 31, 1995..............................3

           Consolidated Statements of Cash Flows for the six month
             period ended June 30, 1996 and 1995 (unaudited)................4

           Notes to Consolidated Financial Statements (unaudited)...........5


  Item 2: Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................7



PART II.  OTHER INFORMATION

  Item 1: Legal Proceedings................................................13

  Item 4: Submission of Matters to a Vote of Security Holders..............13

  Item 6: Exhibits and Reports on Form 8-K.................................14


SIGNATURES.................................................................15

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


                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                                  CYGNUS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                       (In thousands, except per share data)



                                       Three months ended     Six months ended
                                            June 30,              June 30,

                                        1996       1995        1996       1995
                                      -------     -------    -------    -------
Product revenues                      $ 5,274     $   964    $ 5,292    $ 1,852
Contract revenues                       3,373       2,944      6,813      6,534
Royalty and other revenues                340         864        646      1,782
                                      -------     -------    -------    -------

         TOTAL REVENUES                 8,987       4,772     12,751     10,168

Costs and expenses:
    Costs of products sold              3,804       1,191      4,761      2,358
    Research and development            5,667       4,693     10,885     10,276
    Marketing, general and
      administrative                    3,040       1,839      5,378      3,304
                                      -------     -------    -------    -------

         TOTAL COSTS AND EXPENSES      12,511       7,723     21,024     15,938


LOSS FROM OPERATIONS                   (3,524)     (2,951)    (8,273)    (5,770)

Interest income, net                      425          37        969         88
                                      -------     -------    -------    -------

NET LOSS                              $(3,099)    $(2,914)   $(7,304)   $(5,682)
                                      -------     -------    -------    -------
                                      -------     -------    -------    -------

NET LOSS PER SHARE                    $ (0.17)    $ (0.19)   $ (0.40)   $ (0.36)
                                      -------     -------    -------    -------
                                      -------     -------    -------    -------

Shares used in computation of
   net loss per share                  18,570      15,667     18,466     15,624
                                      -------     -------    -------    -------
                                      -------     -------    -------    -------

(See accompanying notes.)

                                   CYGNUS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (In thousands)

                                                                JUNE 30,     December 31,
ASSETS:                                                           1996          1995
- ------                                                         -----------  -------------
                                                               (unaudited)
Current assets:
  Cash and cash equivalents                                      $ 17,252      $ 30,445
  Short-term investments                                           28,899        16,053
  Trade accounts receivable, net of allowance                       9,096         2,310
  Inventories                                                       1,232           378
  Prepaid expenses and other current assets                           716           640
                                                                 --------      --------
        TOTAL CURRENT ASSETS                                       57,195        49,826

Equipment and improvements, at cost                                18,667        18,132
  Less accumulated depreciation and amortization                  (12,625)      (11,260)
                                                                 --------      --------
      NET EQUIPMENT AND IMPROVEMENTS                                6,042         6,872

Lease deposits and other assets                                     2,016         1,156
                                                                 --------      --------
            TOTAL ASSETS                                         $ 65,253      $ 57,854
                                                                 --------      --------
                                                                 --------      --------
LIABILITIES AND STOCKHOLDERS' EQUITY:
- -------------------------------------

Current liabilities:
  Accounts payable                                                  1,352         1,006
  Accrued compensation                                              2,008         2,191
  Accrued professional services                                     1,081           726
  Other accrued liabilities                                           913         1,287
  Customer advances                                                   846           846
  Current portion of deferred revenue                               6,320         3,301
  Current portion of long term debt                                 1,389           489
  Current portion of capital lease obligations                      1,461         1,425
                                                                 --------      --------
        TOTAL CURRENT LIABILITIES                                  15,370        11,271

Long-term portion of deferred revenue                               3,908         3,532
Long-term debt                                                      7,589           734
Long-term portion of capital lease obligations                      1,520         1,976
Accrued rent and other Long-term liabilities                        2,820         2,089

Stockholders' equity:
  Common stock                                                    116,312       113,266
  Accumulated deficit                                             (82,266)      (75,014)
                                                                 --------      --------
        TOTAL STOCKHOLDERS' EQUITY                                 34,046        38,252
                                                                 --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 65,253      $ 57,854
                                                                 --------      --------
                                                                 --------      --------

(See accompanying notes.)

                                  CYGNUS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Increase/(Decrease) in Cash and Cash Equivalents
                                   (unaudited)
                                  (In thousands)

                                                          SIX MONTHS ENDED JUNE 30,
                                                            1996             1995
                                                          --------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                              $ (7,304)          $ (5,682)
   Adjustments to reconcile net loss to
     cash (used in)/provided by
     operating activities:
       Depreciation and amortization                        1,299              1,301
       Decrease/(increase) in assets                       (8,597)            (2,892)
       Increase/(decrease) in liabilities                   4,402             (3,907)
                                                         --------           --------
            NET CASH (USED IN)/PROVIDED BY
               OPERATING ACTIVITIES                       (10,200)           (11,180)
                                                         --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                       (602)            (1,937)
  Decrease/(increase) in short-term investments           (12,773)             4,922
                                                         --------           --------
            NET CASH (USED IN)/PROVIDED
               BY INVESTING ACTIVITIES                    (13,375)             2,985
                                                         --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale and leaseback of assets                  282              2,001
  Issuance of common stock                                  3,046                464
  Issuance of long-term debt                                8,000                 --
  Principal payments of long-term debt                       (245)              (225)
  Payment of capital lease obligations                       (701)              (613)
                                                         --------           --------
            NET CASH (USED IN)/PROVIDED
               BY FINANCING ACTIVITIES                     10,382              1,627
                                                         --------           --------

NET (DECREASE)/INCREASE IN CASH AND CASH
 EQUIVALENTS                                              (13,193)            (6,568)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           30,445              9,220
                                                         --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 17,252           $  2,652
                                                         --------           --------
                                                         --------           --------

(See accompanying notes.)

CYGNUS, INC.
June 30, 1996



NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- ----------------------------------------------------------

1.  Basis of Presentation
    ---------------------

    Cygnus, Inc. (the "Company" or "Cygnus") was incorporated in California in April 1985. In September 1995 the Company changed its name from Cygnus Therapeutic Systems to Cygnus, Inc. and its place of incorporation to Delaware.

    The consolidated financial statements as of and for the six month periods ended June 30, 1996 and 1995, included herein, are unaudited, but include all adjustments (consisting only of normal recurring adjustments), which the management of Cygnus, Inc. believes necessary for a fair presentation of the financial position as of the reported dates and the results of operations for the respective periods presented. Interim financial results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 1995 included in the Company's 1995 Annual Report and incorporated by reference on Form 10-K.

2.  Net Loss Per Share
    ------------------

    Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is anti-dilutive.

3.  Legal Proceedings
    -----------------

    Alza Corporation ("Alza") owns a patent that was issued on May 13, 1986 and contains claims for the transdermal delivery of fentanyl. The Alza fentanyl patent claims were reviewed by the Patent Office during two re-examination procedures, one of which was instituted by Cygnus, but were nevertheless confirmed in January 1989. In January 1994, Cygnus filed a complaint in the U.S. District Court in San Francisco, California against Alza for violation of the antitrust laws and for declaration of unenforceability and invalidity of the Alza patent on fentanyl transdermal systems. In April 1995, motions by Alza to dismiss the suit were granted primarily on the basis that Alza had made insufficient threat of enforcement. The Company appealed this ruling in May 1995 and, in August of 1996, the appelate court affirmed the dismissal of the Company's lawsuit. If the Company were to seek to commercialize this product and Alza were to successfully enforce its fentanyl patent against the Company, the Company could be enjoined from manufacturing and marketing fentanyl transdermal systems in the U.S. or the Company could be required to seek a license or similar arrangement from Alza. Such a license may not be available, or may only be available on adverse terms. In addition, the existence of the Alza patent has negatively affected the Company's ability to obtain a collaborative partner for its fentanyl product and the Company has effectively suspended its development efforts for this product.

On June 30, 1994, Sanofi, S.A. ("Sanofi") filed a request for arbitration against Cygnus with the International Court of Arbitration. In its request for arbitration, Sanofi has alleged that Cygnus

CYGNUS, INC.
June 30, 1996



breached its existing contract with Sanofi by, among other things, entering into product development agreements with The Warner-Lambert Company ("Warner-Lambert") and American Home Products Corporation ("American Home Products") for the development of transdermal systems in the field of hormone replacement therapy (which agreements pertain to each of the Company's hormone replacement products other than FemPatch). Sanofi claims it has a proprietary interest in certain Cygnus technologies and that it has incurred substantial damages as a result of the alleged breach. Sanofi is seeking to recover from Cygnus approximately $60.0 million for damages attributable to the alleged breach. Cygnus has answered Sanofi's request for arbitration by maintaining that Sanofi's claims are inconsistent with its contractual relationship and that such claims are otherwise without merit. Cygnus plans to continue aggressively defending against this arbitration and has asserted certain counterclaims exceeding the amount being sought by Sanofi. A hearing was held in May 1996 with respect to the liability aspects of Sanofi's claims against Cygnus, and the parties are awaiting the arbitrators' decision. Remaining to be heard are Cygnus' liability claims against Sanofi and a determination as to the amount of damages to be awarded to either party. No date has been set for further hearings. Cygnus believes that it will ultimately prevail in this arbitration; however, should all or part of the claims asserted by Sanofi be successful, the Company could be materially and adversely affected.

CYGNUS, INC.
June 30, 1996



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS REPORT ON FORM 10-Q CONTAINS PROJECTIONS AND FORWARD LOOKING STATEMENTS REGARDING FUTURE EVENTS AND THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY. WE WISH TO CAUTION YOU THAT THESE STATEMENTS ARE ONLY OUR PREDICTIONS AND OBJECTIVES. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. PLEASE NOTE IN PARTICULAR THROUGHOUT THIS DOCUMENT WHERE WE HAVE HIGHLIGHTED SPECIFIC RISKS ASSOCIATED WITH THE COMPANY AND ITS ACTIVITIES. WE ALSO REFER YOU TO DOCUMENTS THE COMPANY FILES FROM TIME TO TIME, SUCH AS ITS FORM10-K, ITS OTHER 10-Q AND ITS FORM 8-K REPORTS. THESE DOCUMENTS AND THIS REPORT ON FORM 10-Q CONTAIN IMPORTANT FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER FROM OUR CURRENT EXPECTATIONS AND THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-Q.

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

CYGNUS, INC.
June 30, 1996



operations. However, should such Company-sponsored research and development activities result in a commercial product, the long-term effect on the Company's results of operations could be favorable.

    For the Company to be successful, it will need to develop new diagnostic and drug delivery products. Furthermore, the Company's ability to develop and commercialize products in the future will depend on its ability to enter into collaborative arrangements with additional licensees. There can be no assurance that the Company will be able to enter into new collaborative arrangements. Further, there can be no assurance that the Company's potential new products, including its Glucowatch, will be successfully developed or commercialized.

    The Company's results of operations vary significantly from period to period and depend on, among other factors, the signing of new product development agreements and the timing of recognizing payment amounts specified thereunder, the timing of recognizing license fees and cost reimbursement payments made by licensees, the demand for and shipments of its Nicotrol-Registered Trademark-product, and the costs associated with the manufacture of Nicotrol. The Company's contract revenues are generally earned and recognized based on the percentage of actual efforts expended compared to total expected efforts during the development period for each contract. However, contract revenues are not always aligned with the timing of related expenses. To date, research and development expenses generally have exceeded contract revenue in any particular period and the Company expects the same situation to continue for the next several years. In addition, the level of revenues in any given period is not necessarily indicative of expected revenues in future periods. The Company has incurred net losses each year since its inception and does not believe it will achieve profitability in 1996 or 1997. At June 30, 1996, the Company's accumulated deficit was approximately $82.3 million.

RESULTS OF OPERATIONS:

COMPARISON FOR THE QUARTERS ENDED JUNE 30, 1996 AND 1995

    PRODUCT REVENUES for the quarter ended June 30, 1996 were $5.3 million compared to $1.0 million for the quarter ended June 30, 1995 and were $5.3 million for the six months ended June 30, 1996 compared to $1.9 million for the six months ended June 30, 1995. This reflects increased demand for additional shipments of Nicotrol during the first half of 1996 related to the anticipated change by the Food and Drug Administration (the "FDA") of Nicotrol's status from prescription to over-the-counter ("OTC"). On July 3, 1996 the FDA approved Nicotrol as the first over-the-counter smoking cessation transdermal patch.

    In November 1993, the Company entered into an agreement pursuant to which the Company granted Pharmacia & Upjohn, Inc. ("Pharmacia") the exclusive worldwide right to manufacture Nicotrol in return for a royalty based on Pharmacia's sales of such products. Prior to that, Pharmacia had the exclusive right to manufacture Nicotrol outside of North America and was obligated to pay to Cygnus a royalty based on Pharmacia's sales of such products outside of North America. The November 1993 agreement, as amended in November 1994, obligated Cygnus to continue to manufacture and supply Nicotrol until December 31, 1995. In February of 1996, the Company and Pharmacia further amended the 1993 agreement, whereby Cygnus will continue to manufacture and supply Nicotrol for the United States market through 1999.
In addition to product

CYGNUS, INC.
June 30, 1996



revenues, the Company will also earn a royalty on sales within the United States. Pharmacia can terminate the amendment with the payment of certain amounts to the Company.

    As a result of the above factors, the Company believes that the level of product revenues experienced to date are not necessarily indicative of future results.

    CONTRACT REVENUES for the quarter ended June 30, 1996 were $3.4 million compared to the $2.9 million for the quarter ended June 30, 1995 and were $6.8 million for the six months ended June 30, 1996 compared to $6.5 million for the six months ended June 30, 1995. The increase in contract revenues primarily reflects the recognition, through amortization of previously capitalized milestone payments, of glucose monitoring device and certain transdermal delivery system revenues.

    In February 1996 the Company entered into an agreement with Becton Dickinson for the marketing and distribution of the GlucoWatch-TM-, Cygnus' painless, continuous glucose monitoring device. Under the terms of the agreement, Becton Dickinson has exclusive worldwide marketing and distribution rights, with the exception of Japan and Korea. Cygnus will have primary responsibility for completing product development, obtaining regulatory approvals and manufacturing. In addition, Cygnus will participate in sales, marketing and customer service and support for the product. In the first half of 1996, Cygnus received an up-front payment and is eligible to receive milestone payments as well as a percentage of the products' future commercial success.

    In July 1996 the Company entered into an agreement with Tokyo-based Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi") for the marketing and distribution of the GlucoWatch-TM-, described above. Under terms of this agreement, Yamanouchi has exclusive marketing and distribution rights in Japan and Korea. Cygnus will have primary responsibility for completing product development and for manufacturing. Cygnus will be eligible to receive up-front and milestone payments as well as a percentage of the products' future commercial success. In July 1996 the Company also entered into a development and marketing agreement with Yamanouchi for a 7-day transdermal product to deliver a proprietary Yamanouchi compound. Under the terms of the agreement, Cygnus will receive funding for the development of the transdermal product and will have exclusive rights to manufacture and supply Yamanouchi with the product and Yamanouchi will have exclusive worldwide marketing rights to the product.

    Contract revenues are expected to fluctuate from quarter to quarter and from year to year, and future contract revenues cannot be reasonably predicted. The contributing factors to achieving contract revenues include, but are not limited to, future successes in finalizing new collaborative agreements, timely achievement of milestones under current contracts, and strategic decisions on self-funding certain projects. Cygnus' licensees generally have the right to abandon the rights to a product and the obligation to make related payments. Since all payments to the Company under these agreements following their execution are contingent on the occurrence of future events or sales levels, and the agreements are terminable by the licensee, no assurance can be given as to whether the Company will receive any particular payment thereunder or as to the amount or timing of any such payment. The Company expects that contract revenues will be lower in 1996 compared

CYGNUS, INC.
June 30, 1996


to 1995 for those contracts existing in 1995, but cannot predict to what extent new collaborative agreements, if any, will impact overall contract revenues in 1996 and subsequent future periods.

    ROYALTY AND OTHER REVENUES for the quarter ended June 30, 1996 were $0.3 million compared to $0.9 million for the quarter ended June 30, 1995 and were $0.6 million for the six months ended June 30, 1996 compared to $1.8 million for the six months ended June 30, 1995. The amounts include royalties from sales by Pharmacia of the Company's nicotine transdermal product in Europe and Canada. Additionally, in the first half of 1995, amounts included the amortization of the unearned balance of prepayments from Pharmacia included in "Customer Advances". As of June 30, 1995, all of the prepayments were fully amortized. The decrease in the quarter and six months ended June 30, 1996 is primarily attributable to the corresponding periods in 1995 including a full six months amortization of "Customer Advances" compared to the quarter and six months ended June 30, 1996 which included no such amortization.

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

    COSTS OF PRODUCTS SOLD for the quarter ended June 30, 1996 were $3.8 million compared to $1.2 million for the quarter ended June 30, 1995 and were $4.8 million for the six months ended June 30, 1996 compared to $2.4 million for the six months ended June 30, 1995. Costs of products sold include direct and indirect manufacturing costs of Nicotrol production and facility and personnel costs required to meet future anticipated production levels. For the quarter and six months ended June 30, 1996, costs of products sold increased due to increased Nicotrol shipments.

    The Company experienced positive product margins for the quarter and six months ended June 30, 1996 due to increased demand for additional shipments of Nicotrol. Conversely, the Company experienced negative product margins for the quarter and six months ended June 30, 1995 primarily due to low production volumes which prevented the Company from absorbing all the fixed costs associated with Nicotrol production. There can be no assurance that product margins associated with Nicotrol production will improve, nor can there be any assurance that the overall level of demand for Nicotrol will remain at current levels despite the change in Nicotrol's status from prescription to OTC.

    RESEARCH AND DEVELOPMENT EXPENSES for the quarter ended June 30, 1996 were $5.7 million compared to $4.7 million for the quarter ended June 30, 1995 and were $10.9 million for the six months ended June 30, 1996 compared to $10.3 million for the six months ended June 30, 1995. These increases reflect the Company's accelerated level of research and development costs primarily associated with the glucose monitoring system. Research and development and clinical activities primarily include the support of the Company's hormone replacement therapy products (one of which, FemPatch, is covered by an NDA ( "New Drug Application") submitted to the FDA and three of which are in clinical trials), contraception product and the glucose monitoring development program. After the NDA was submitted for FemPatch, the FDA requested a bioequivalency study, which is

CYGNUS, INC.
June 30, 1996



the responsibility of Warner-Lambert, the Company's marketing partner. It is uncertain when, if ever, the NDA will ultimately be approved. Cygnus expects that its anticipated development of new products, continued research of new technologies and preparation for regulatory filings and clinicals could result in an increase in its overall research and development expenses.

    MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES for the quarter ended June 30, 1996 were $3.0 million compared to the $1.8 million for the quarter ended June 30, 1995 and were $5.4 million for the six months ended June 30, 1996 compared to $3.3 million for the six months ended June 30, 1995. The increase primarily reflects an increase in expenses due to the Company's legal proceedings against Sanofi (See Part I, Item I, "Notes to the Consolidated Financial Statements", Note 3 Legal Proceedings). The Company expects that marketing, general and administrative expenses could increase in the future as the Company expands its operations.

    INTEREST INCOME, NET OF INTEREST AND OTHER EXPENSE for the quarter ended June 30, 1996 was $0.4 million compared to $0.04 million for the quarter ended June 30, 1995 and were $1.0 million for the six months ended June 30, 1996 compared to $.09 million for the six months ended June 30, 1995. The increase is due primarily to interest earned on the October 1995 public offering proceeds as mentioned below.

LIQUIDITY AND CAPITAL RESOURCES

    In 1991 and 1992 the Company generated net proceeds of approximately $52.3 million from public offerings. Additionally the Company received net proceeds of approximately $29.8 million from its October 1995 public offering. In June 1992, January 1993, December 1994, and in the first half of 1995 & 1996, the Company financed approximately $2.5 million, $1.6 million, $1.7 million, $2.0 million and $0.3 million respectively, of manufacturing and research equipment under capital loan and lease arrangements. In December of 1994, the Company borrowed $1.7 million under a bank line of credit to finance the purchase of manufacturing and research equipment. This line will be repaid in monthly installments by June 30, 1998. In June of 1996, the Company entered into a new $8.0 million bank line of credit for short-term working capital. This line will be repaid monthly starting January 1997 and is scheduled to be fully paid by December 1999. Both lines are subject to a number of financial and other covenants. In addition to the cash from the public offerings, equipment lease and short-term working capital financing, the Company has been financing its operations primarily through contract revenues and interest income.

    Net cash used in operating activities for the six month period ended June 30, 1996 was $10.2 million, compared to $11.2 million for the period ended June 30, 1995. Cash used in operating activities during the period ended June 30, 1996 was primarily due to the Company's net loss of $7.3 million, increases in accounts receivable, prepaid and other assets and inventories and the decrease in accrued compensation, offset by increases in deferred revenue, accrued rent and other liabilities, and accrued professional services. Cash used in operating activities during the period ended June 30, 1995 was primarily due to the Company's net loss of $5.7 million, the increases in accounts receivable and inventories, and the decreases in customer advances, accrued compensation and accounts payable.

CYGNUS, INC.
June 30, 1996



    The current level of cash used in operating activities is not necessarily indicative of the level of future cash usage. As a result of increased expenditures for the development of new products, preparation for regulatory filings and clinical trials, the Company anticipates an increase in cash usage for future operating activities.

    Net cash used in investing activities of $13.4 million for the six months ended June 30, 1996 resulted primarily from net purchases of short-term investments of $12.8 million and capital expenditures of $0.6 million. Net cash provided by investing activities of $3.0 million for the six month period ended June 30, 1995 was primarily generated by the sales and maturity of short-term investments to finance operating activities.

    Net cash provided by financing activities for the six months ended June 30, 1996 includes $8.0 million received from the short term working capital loan and security agreement, $3.0 million of common stock issuance proceeds and $0.3 million from the sale and leaseback of equipment offset by long-term debt and capital lease repayments. Net cash provided by financing activities for the six months ended June 30, 1995 includes proceeds of $2.0 million from the sale and leaseback of equipment and $0.5 million of common stock issuance proceeds offset by long-term debt and capital lease repayments. The Company continues to evaluate the benefits of using equipment leases to finance equipment purchases.

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

    Based upon current expectations for operating losses and capital expenditures for 1996, the Company believes that its existing cash, cash equivalents and short-term investments of $46.2 million, when coupled with future contract revenues from development agreements, interest income and possible additional equipment financing, will be sufficient to meet its operating expenses and capital expenditure requirements through at least 1996. However, there can be no assurance that the Company will not require or pursue additional financing depending upon future business strategies, results of clinical trials and management decisions to accelerate certain research and development programs and other factors.

CYGNUS, INC.
June 30, 1996



                            PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
           -----------------

See Part I, Item I, "Notes to the Consolidated Financial Statements", Note 3 regarding Legal Proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

    On June 6, 1996 the Annual Meeting of Stockholders was held. The following Directors were re-elected at this meeting.

          Frank T. Cary                          Gregory B. Lawless
          Gary W. Cleary                         Richard G. Rogers
          Walter B. Wriston                      Andre F. Marion


Other matters voted upon:

                                                                    Votes
                                               ------------------------------------------------
                                                                                      Broker
                                               Affirmative    Negative    Abstain    Non-Votes
                                               -----------    ---------   -------    ----------
To approve an amendment to the 1994 Stock
Option/Award Plan to increase the pool of       8,311,108    3,118,199    35,221    5,674,837
options available for grant under the plan
by 1,500,000 shares.

To approve an amendment to the Employees
Stock Purchase Plan to increase the pool       13,020,349    1,503,039    26,110    2,589,867
of shares available for purchase under the
plan by 200,000

To re-appoint Ernst & Young LLP to serve as
the Company's independent auditors.            16,450,965      654,490    33,910            0


CYGNUS, INC.
June 30, 1996



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

a)    EXHIBITS
      --------

      The following exhibits are filed herewith or incorporated by reference:

      10.1 Loan and Security Agreement between the Registrant and Silicon Valley Bank entered into as of June 24, 1996.

      10.2 Product Supply and Distribution Agreement between the Registrant and Yamanouchi Pharmaceutical Co., LTD. dated as of July 14, 1996
(Confidential treatment has been applied for or granted for portions of this agreement. The portions redacted have been filed separately with the SEC).

      27.    Financial Data Schedule


b)    REPORTS ON FORM 8-K
      -------------------

      The Company did not file any reports on Form 8-K for the three months ended June 30, 1996.

CYGNUS, INC.
June 30, 1996


                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CYGNUS, INC.


                                    By:          /s/ John C. Hodgman
                                       ---------------------------------------
                                                   John C. Hodgman
                                       Chief Financial Officer (and Principal
                                       Accounting Officer), and Vice President,
                                       Finance; President, Cygnus Diagnostics

                                  INDEX OF EXHIBITS

The following exhibits are included herein:

Exhibit 10.1  Loan and Security Agreement

Exhibit 10.2 Product Supply and Distribution agreement between Cygnus, Inc. and Yamanouchi Pharmaceutical Co., Ltd. dated July 14, 1996 (Confidential treatment has been applied or granted for portions of this agreement. The portions redacted have been filed separately with the SEC).

Exhibit 27    Financial Data Schedule