Form 10-Q
period 1996-09-30
CYGNUS INC /DE/
filed 1996-11-13
CIK 870755

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q

 _X_ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended SEPTEMBER 30, 1996
                                          or
         Transition Report Pursuant to Section 13 or 15(d) of the Securities
 ---     Exchange Act of 1934 For the Transition Period from   ___  to  ___



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

Yes  __X__    No _____

Number of shares outstanding of each of the registrant's classes of common stock as of NOVEMBER 8, 1996:

Common Stock - 18,627,535 shares

                                                                Total pages:  15
                                                 Page number of exhibit index:14

                                     CYGNUS, INC.

                                        INDEX

PART I. FINANCIAL INFORMATION                                          PAGE NO.
                                                                       --------

    Item 1:   Financial Statements


      Consolidated Statements of Operations for the three and nine
      month periods ended September 30, 1996 and 1995 (unaudited)....     2

      Consolidated Condensed Balance Sheets at September 30,1996
      (unaudited) and December 31, 1995..............................     3

      Consolidated Statements of Cash Flows for the nine month
      periods ended September 30, 1996 and 1995 (unaudited)..........     4

      Notes to Consolidated Financial Statements (unaudited).........     5


    Item 2:   Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................     7


PART II. OTHER INFORMATION


    Item 1:   Legal Proceedings......................................    14


    Item 6:   Exhibits and Reports on Form 8-K.......................    14



SIGNATURES...........................................................    15

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

                           PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     CYGNUS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)
                        (In thousands, except per share data)

                                             Three months ended      Nine months ended
                                                September 30,           September 30,

                                              1996       1995         1996        1995
                                            --------   ---------    ---------   --------
Product revenues                          $  7,149   $     830    $  12,442    $  2,682
Contract revenues                            3,517       2,478       10,330       9,012
Royalty and other revenues                     145         560          790       2,342
                                          --------   ---------    ---------    --------

         TOTAL REVENUES                     10,811       3,868       23,562      14,036

Costs and expenses:
    Costs of products sold                   6,291       1,250       11,052       3,608
    Research and development                 5,996       5,091       16,881      15,367
    Marketing, general and administrative    1,497       2,026        6,876       5,330
                                          --------   ---------    ---------    --------
         TOTAL COSTS AND EXPENSES           13,784       8,367       34,809      24,305

LOSS FROM OPERATIONS                        (2,973)     (4,499)     (11,247)    (10,269)

Interest income, net                           232          45        1,202         133
                                          --------   ---------    ---------    --------
NET LOSS                                  $ (2,741)  $  (4,454)   $ (10,045)   $(10,136)
                                          --------   ---------    ---------    --------
                                          --------   ---------    ---------    --------
NET LOSS PER SHARE                        $  (0.15)  $   (0.28)   $   (0.54)   $  (0.65)
                                          --------   ---------    ---------    --------
                                          --------   ---------    ---------    --------
Shares used in computation of
  net loss per share                        18,584      15,734       18,506      15,661
                                          --------   ---------    ---------    --------
                                          --------   ---------    ---------    --------

(See accompanying notes.)

                                      CYGNUS, INC.
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (In thousands)


                                                  SEPTEMBER 30,    December 31,
                                                      1996            1995
                                                  -------------   ------------
                                                  (unaudited)
ASSETS:
  Current assets:
    Cash and cash equivalents                       $  25,385      $  30,445
    Short-term investments                             25,922         16,053
    Trade accounts receivable, net of allowance         6,726          2,310
    Inventories                                         2,166            378
    Prepaid expenses and other current assets           1,219            640
                                                    ---------      ---------
              TOTAL CURRENT ASSETS                     61,418         49,826

Equipment and improvements, at cost                    18,898         18,132
   Less accumulated depreciation and amortization     (13,198)       (11,260)
                                                    ---------      ---------
              NET EQUIPMENT AND IMPROVEMENTS            5,700          6,872

Lease deposits and other assets                         2,165          1,156
                                                    ---------      ---------

              TOTAL ASSETS                          $  69,283      $  57,854
                                                    ---------      ---------
                                                    ---------      ---------


LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
    Accounts payable                                    2,560          1,006
    Accrued compensation                                2,452          2,191
    Accrued professional services                         423            726
    Other accrued liabilities                             729          1,287
    Customer advances                                     846            846
    Current portion of deferred revenue                13,256          3,301
    Current portion of long-term debt                   1,689            489
    Current portion of capital lease obligations        1,313          1,425
                                                    ---------      ---------
              TOTAL CURRENT LIABILITIES                23,268         11,271

Long-term portion of deferred revenue                   2,965          3,532
Long-term portion of debt                               7,167            734
Long-term portion of capital lease obligations          1,292          1,976
Accrued rent and other long-term liabilities            2,904          2,089

Stockholders' equity:
    Common stock                                      116,732        113,266
    Accumulated deficit                               (85,045)       (75,014)
                                                    ---------      ---------
              TOTAL STOCKHOLDERS' EQUITY               31,687         38,252
                                                    ---------      ---------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  69,283      $  57,854
                                                    ---------      ---------
                                                    ---------      ---------
(See accompanying notes.)

                                         CYGNUS, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Increase/(Decrease) in Cash and Cash Equivalents
                                          (unaudited)
                                        (In thousands)

                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                          1996             1995
                                                                      --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                           $    (10,045)   $  (10,136)
    Adjustments to reconcile net loss to cash (used in)/provided by operating activities:
        Depreciation and amortization                                         1,883         2,019
        Decrease/(increase) in assets                                        (7,781)       (2,827)
        Increase/(decrease) in liabilities                                   11,297        (2,402)
                                                                       --------------  -------------
             NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES             (4,646)      (13,346)
                                                                       --------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                       (953)       (2,108)
    Decrease/(increase) in short-term investments                            (9,765)       13,241
                                                                       --------------  -------------
             NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES            (10,718)       11,133
                                                                       --------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale and leaseback of assets                                  282         2,001
    Issuance of common stock                                                  3,466         1,906
    Issuance of long-term debt                                                8,000          ----
    Principal payments of long-term debt                                       (367)         (347)
    Payment of capital lease obligations                                     (1,077)         (932)
                                                                       --------------  -------------
             NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES             10,304         2,628
                                                                       --------------  -------------

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                         (5,060)          415
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             30,445         9,220
                                                                       --------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $     25,385    $    9,635
                                                                       --------------  -------------
                                                                       --------------  -------------

(See accompanying notes.)
                                       4

CYGNUS, INC.
September 30, 1996

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

    Cygnus, Inc. (the "Company" or "Cygnus") was incorporated in California in April 1985. In September 1995 the Company changed its name from Cygnus Therapeutic Systems to Cygnus, Inc. and its place of incorporation to Delaware.

    The consolidated financial statements as of and for the nine month periods ended September 30, 1996 and 1995, included herein, are unaudited, but include all adjustments (consisting only of normal recurring adjustments), which the management of Cygnus, Inc. believes necessary for a fair presentation of the financial position as of the reported dates and the results of operations for the respective periods presented. Interim financial results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 1995 included in the Company's 1995 Annual Report and incorporated by reference on Form 10-K.

2.  NET LOSS PER SHARE

    Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is anti-dilutive.

3.  LEGAL PROCEEDINGS

    The United States Court of Appeals for the Federal Circuit upheld a 1995 decision of the United States District Court for the Northern District of California which dismissed Cygnus' action seeking a declatory judgment of invalidity and/or unenforceability of Alza Corporation's United States patent relating to the transdermal administration of fentanyl. In dismissing the action, the court did not consider the merits of Cygnus' arguments relating to invalidity/unenforceability of the Alza Corporation patent nor associated antitrust claims, but rather dismissed the action on jurisdictional grounds as failing to establish the presence of an actual controversey between the parties. The Company has effectively suspended its development efforts for the transdermal administration of fentanyl.

    On June 30, 1994, Sanofi, S.A. ("Sanofi") filed a request for arbitration against Cygnus with the International Court of Arbitration. In its request for arbitration, Sanofi has alleged that Cygnus

CYGNUS, INC.
September 30, 1996

breached its existing contract with Sanofi by, among other things, entering into a product development agreement with another company for the development of transdermal systems in the field of hormone replacement therapy (which agreements pertain to each of the Company's hormone replacement products other than FemPatch). Sanofi claims it has a proprietary interest in certain Cygnus technologies and that it has incurred substantial damages as a result of the alleged breach. Sanofi is seeking to recover from Cygnus approximately $60.0 million for damages attributable to the alleged breach. Cygnus has answered Sanofi's request for arbitration by maintaining that Sanofi's claims are inconsistent with its contractual relationship and that such claims are otherwise without merit. Cygnus plans to continue aggressively defending against this arbitration and has asserted certain counterclaims exceeding the amount being sought by Sanofi. A hearing was held in May 1996 with respect to the liability aspects of Sanofi's claims against Cygnus, and the Tribunal of the International Chamber of Commerce (the "Tribunal") announced an interim award in the arbitration proceedings in October 1996. The Tribunal found that two transdermal products for hormone replacement therapy licensed by Cygnus to another company fall within the scope of the exclusive license previously granted to Sanofi. Remaining to be heard are Cygnus' liability claims against Sanofi and a determination as to the amount of damages to be awarded to either party. No date has been set for further hearings. Should all or part of the claims as sought for by Sanofi, and in the amounts asserted be successful, and should Cygnus' counter claims and defenses not be allowed, the Company could be materially and adversely affected.

CYGNUS, INC.
September 30, 1996

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

CYGNUS, INC.
September 30, 1996

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

    The Company's results of operations vary significantly from period to period and depend on, among other factors, the signing of new product development agreements and the timing of recognizing payment amounts specified thereunder, the timing of recognizing license fees and cost reimbursement payments made by licensees, the demand for and shipments of its Nicotrol-Registered Trademark- product, and the costs associated with the manufacture of Nicotrol. The Company's contract revenues are generally recognized based on the percentage of actual efforts expended compared to total expected efforts during the development period for each contract. However, contract revenues are not always aligned with the timing of related expenses. To date, research and development expenses generally have exceeded contract revenue in any particular period and the Company expects the same situation to continue for the next several years. In addition, the level of revenues in any given period is not necessarily indicative of expected revenues in future periods. The Company has incurred net losses each year since its inception and does not believe it will achieve profitability in 1996 or 1997. At September 30, 1996, the Company's accumulated deficit was approximately $85.0 million.

    In November 1996 the Company announced that a change in the application specific integrated circuit (ASIC) component of the GlucoWatch will delay the receipt of the latest prototype of these devices. Once the problem has been resolved, the new ASICs will be manufactured and reassembled in the prototype GlucoWatches. Cygnus expects to receive this shipment in early 1997, but the actual timing will depend on the supplier's ability to complete the task swiftly. These new prototypes are targeted for use in advanced development activities, including clinical evaluation studies.

RESULTS OF OPERATIONS:

COMPARISON FOR THE QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995

    PRODUCT REVENUES for the quarter ended September 30, 1996 were $7.1 million compared to $0.8 million for the quarter ended September 30, 1995 and were $12.4 million for the nine months ended September 30, 1996 compared to $2.7 million for the nine months ended September 30, 1995. This reflects increased demand for additional shipments of Nicotrol during 1996 related to the change of Nicotrol's status from prescription to over-the-counter ("OTC"). On July 3, 1996 the Food and Drug Administration (the "FDA") approved Nicotrol as the first OTC smoking cessation transdermal patch.

    In November 1993, the Company entered into an agreement pursuant to which the Company granted Pharmacia & Upjohn, Inc. ("Pharmacia") the exclusive worldwide right to manufacture Nicotrol in return for a royalty based on Pharmacia's sales of such products. Prior to that, Pharmacia had the exclusive right to manufacture Nicotrol outside of North America and was obligated to pay to Cygnus a royalty based on Pharmacia's sales of such products outside of North America. The November 1993 agreement, as amended in November 1994, obligated Cygnus to continue to manufacture and supply Nicotrol until December 31, 1995. In February of 1996, the Company and Pharmacia further amended the 1993 agreement, whereby Cygnus will continue to

CYGNUS, INC.
September 30, 1996

manufacture and supply Nicotrol for the United States market through 1999. In addition to product revenues, the Company will also earn royalties on sales of Nicotrol within the United States. Pharmacia can terminate the amendment with the payment of certain amounts to the Company.

    As a result of the above factors, the Company believes that the level of product revenues experienced to date are not necessarily indicative of future results.

    CONTRACT REVENUES for the quarter ended September 30, 1996 were $3.5 million compared to the $2.5 million for the quarter ended September 30, 1995 and were $10.3 million for the nine months ended September 30, 1996 compared to $9.0 million for the nine months ended September 30, 1995. The increase in contract revenues primarily reflects the amortization of previously capitalized milestone payments relating to the glucose monitoring device and certain transdermal delivery systems.

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

    In July 1996 the Company entered into an agreement with Tokyo-based Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi") for the marketing and distribution of the GlucoWatch, described above. Under terms of this agreement, Yamanouchi has exclusive marketing and distribution rights in Japan and Korea. Cygnus will have primary responsibility for completing product development and for manufacturing. In the third quarter of 1996, Cygnus received an up-front payment and is eligible to receive milestone payments as well as a percentage of the products' future commercial sales. In July 1996 the Company also entered into a development and marketing agreement with Yamanouchi for a 7-day transdermal product to deliver a proprietary Yamanouchi compound. Under the terms of the agreement, Cygnus will receive funding for the development of the transdermal product and will have exclusive rights to manufacture and supply Yamanouchi with the product and Yamanouchi will have exclusive worldwide marketing rights to the product.

    Contract revenues are expected to fluctuate from quarter to quarter and from year to year, and future contract revenues cannot be reasonably predicted. The contributing factors to achieving contract revenues include, but are not limited to, future successes in finalizing new collaborative agreements, timely achievement of milestones under current contracts, and strategic decisions on self-funding certain projects. Cygnus' licensees generally have the right to abandon the rights to a product and the obligation to make related payments. Since all payments to the Company under these agreements following their execution are contingent on the occurrence of future events or sales levels, and the agreements are terminable by the licensee, no assurance can be given as to whether the Company will receive any particular payment thereunder or as to the amount or timing

CYGNUS, INC.
September 30, 1996

of any such payment. The Company expects that contract revenues will be lower in 1996 compared to 1995 for those contracts existing in 1995, but cannot predict to what extent new collaborative agreements, if any, will impact overall contract revenues in 1996 and subsequent future periods.

    ROYALTY AND OTHER REVENUES for the quarter ended September 30, 1996 were $0.1 million compared to $0.6 million for the quarter ended September 30, 1995 and were $0.8 million for the nine months ended September 30, 1996 compared to $2.3 million for the nine months ended September 30, 1995. The amounts include royalties from sales by Pharmacia of the Company's nicotine transdermal product in Europe and Canada, and by Pharmacia's marketing partner in the United States. Additionally, in the first half of 1995, amounts included the amortization of the unearned balance of prepayments from Pharmacia included in "Customer Advances". As of June 30, 1995, all of the prepayments were fully amortized. The decrease in the nine months ended September 30, 1996 is primarily attributable to the first half of 1995 including a full six months amortization of "Customer Advances" compared to the nine months ended September 30, 1996 which included no such amortization.

    The Company believes royalty income will fluctuate from period to period since it is primarily based upon sales by the Company's licensees. The level of royalty income for a product also depends on various external factors, including the size of the market for the product, product pricing levels and the ability of the Company's licensee to market the product. Therefore, the level of royalty income for any given period is not indicative of the expected royalty income for future periods. However, it is anticipated that royalty revenue in the quarter ending December 31, 1996 will be significantly higher than in prior quarters due to the recognition of previously deferred royalty payments associated with the US OTC sales of Nicotrol mentioned above. The associated deferred revenue balance at September 30, 1996 is $8.4 million and will be recognized in the quarter following the quarter in which sales by the Company's licensees occur.

    COSTS OF PRODUCTS SOLD for the quarter ended September 30, 1996 were $6.3 million compared to $1.3 million for the quarter ended September 30, 1995 and were $11.1 million for the nine months ended September 30, 1996 compared to $3.6 million for the nine months ended September 30, 1995. Costs of products sold include direct and indirect manufacturing costs of Nicotrol production and facility and personnel costs required to meet future anticipated production levels. For the quarter and nine months ended September 30, 1996, costs of products sold increased due to increased Nicotrol shipments.

    The Company experienced positive product margins for the quarter and nine months ended September 30, 1996 due to increased demand for additional shipments of Nicotrol. Conversely, the Company experienced negative product margins for the quarter and nine months ended September 30, 1995 primarily due to low production volumes which prevented the Company from absorbing all the fixed costs associated with Nicotrol production. There can be no assurance that product margins associated with Nicotrol production will improve, nor can there be any assurance that the overall level of demand for Nicotrol will remain at current levels despite the change in Nicotrol's status from prescription to OTC.

    RESEARCH AND DEVELOPMENT EXPENSES for the quarter ended September 30, 1996 were $6.0 million compared to $5.1 million for the quarter ended September 30, 1995 and were $16.9

CYGNUS, INC.
September 30, 1996

million for the nine months ended September 30, 1996 compared to $15.4 million for the nine months ended September 30, 1995. These increases reflect the Company's accelerated level of research and development costs primarily associated with the glucose monitoring system. Research and development and clinical activities primarily include the support of the Company's hormone replacement therapy products (one of which, FemPatch, is covered by an NDA ("New Drug Application") submitted to the FDA and two of which are in clinical trials), contraception product and the glucose monitoring development program. After the NDA was submitted for FemPatch, the FDA requested a bioequivalency study, which is the responsibility of Warner-Lambert, the Company's marketing partner. While this study has been provided to the FDA by Warner-Lambert, it is uncertain when, if ever, the NDA will ultimately be approved. Cygnus expects that its anticipated development of new products, continued research of new technologies and preparation for regulatory filings and clinicals could result in an increase in its overall research and development expenses.

    MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES for the quarter ended September 30, 1996 were $1.5 million compared to the $2.0 million for the quarter ended September 30, 1995 and were $6.9 million for the nine months ended September 30, 1996 compared to $5.3 million for the nine months ended September 30, 1995. The decrease for the three month period ending September 30, 1996 primarily reflects a decrease in expenses due to the Company's legal proceedings against Sanofi. However, the increase for the nine months ended September 30, 1996 resulted from increased legal expenses related to the above during the first half of 1996 (See Part I, Item I, "Notes to the Consolidated Financial Statements", Note 3 Legal Proceedings). The Company believes that marketing, general and administrative expenses could increase in the future as the Company expands its operations.

    INTEREST INCOME, NET OF INTEREST AND OTHER EXPENSE for the quarter ended September 30, 1996 was $0.2 million compared to $0.05 million for the quarter ended September 30, 1995 and were $1.2 million for the nine months ended September 30, 1996 compared to $0.1 million for the nine months ended September 30, 1995. The increase is due primarily to interest earned on the October 1995 public offering proceeds as mentioned below.

LIQUIDITY AND CAPITAL RESOURCES

    In 1991 and 1992 the Company generated net proceeds of approximately
$52.3 million from public offerings. Additionally the Company received net proceeds of approximately $29.8 million from its October 1995 public offering. In June 1992, January 1993, December 1994, and in 1995 and the nine months ended September 30, 1996, the Company financed approximately $2.5 million,
$1.6 million, $1.7 million, $2.1 million and $0.3 million respectively, of manufacturing and research equipment under capital loan and lease arrangements. In December of 1994, the Company borrowed $1.7 million under a bank line of credit to finance the purchase of manufacturing and research equipment. This line will be repaid in monthly installments by June 30, 1998. In June of 1996, the Company received $8.0 million under a bank loan agreement for short-term working capital. This line will be repaid monthly starting January 1997 and is scheduled to be fully paid by December 1999. Both lines are subject to a number of financial and other covenants. In addition to the cash from the public offerings, equipment lease and short-term

CYGNUS, INC.
September 30, 1996

working capital financing, the Company has been financing its operations primarily through product and contract revenues and interest income.

    Net cash used in operating activities for the nine month period ended September 30, 1996 was $4.6 million, compared to $13.3 million for the period ended September 30, 1995. Cash used in operating activities during the period ended September 30, 1996 was primarily due to the Company's net loss of $10.0 million, increases in accounts receivable, inventories and prepaid and other assets and the decrease in accrued professional services, offset by increases in accounts payable, deferred revenue and accrued rent and other liabilities. Cash used in operating activities during the period ended September 30, 1995 was primarily due to the Company's net loss of $10.1 million, the increases in accounts receivable and inventories, and the decreases in customer advances, accrued compensation and accounts payable.

    The current level of cash used in operating activities is not necessarily indicative of the level of future cash usage. As a result of increased expenditures for the development of new products, preparation for regulatory filings and clinical trials, the Company anticipates an increase in cash usage for future operating activities.

    Net cash used in investing activities of $10.7 million for the nine months ended September 30, 1996 resulted primarily from net purchases of short-term investments of $9.8 million and capital expenditures of $0.8 million. Net cash provided by investing activities of $11.1 million for the nine month period ended September 30, 1995 was primarily generated by the sales and maturity of short-term investments to finance operating activities.

    Net cash provided by financing activities of $10.3 million for the nine months ended September 30, 1996 includes $8.0 million received from the short-term working capital loan and security agreement, $3.5 million of common stock issuance proceeds and $0.3 million from the sale and leaseback of equipment offset by long-term debt and capital lease repayments of $0.4 million and $1.1 million, respectively. Net cash provided by financing activities for the nine months ended September 30, 1995 includes proceeds of $2.0 million from the sale and leaseback of equipment and $1.9 million of common stock issuance proceeds offset by long-term debt and capital lease repayments. The Company continues to evaluate the benefits of using equipment leases to finance equipment purchases.

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

CYGNUS, INC.
September 30, 1996

    Based upon current expectations for operating losses and capital expenditures for 1996, the Company believes that its existing cash, cash equivalents and short-term investments of $51.3 million, when coupled with future contract revenues from development agreements, interest income and possible additional equipment financing, will be sufficient to meet its operating expenses and capital expenditure requirements through at least 1996. However, there can be no assurance that the Company will not require or pursue additional financing depending upon future business strategies, results of clinical trials and management decisions to accelerate certain research and development programs and other factors.

CYGNUS, INC.
September 30, 1996

                          PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          See Part I, Item I, "Notes to the Consolidated Financial Statements",
          Note 3 regarding Legal Proceedings.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


a)  EXHIBITS

    The following exhibits are filed herewith or incorporated by reference:

    27.  Financial Data Schedule



B)  REPORTS ON FORM 8-K

    The Company did not file any reports on Form 8-K for the three months ended September 30, 1996.

CYGNUS, INC.
September 30, 1996

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CYGNUS, INC.

                                        By:      /s/ John C. Hodgman
                                           -------------------------------------
                                                  John C. Hodgman
                                           Chief Financial Officer
                                           (and Principal Accounting Officer),
                                           and Vice President, Finance;
                                           President, Cygnus Diagnostics

                              INDEX OF EXHIBITS

The following exhibits are included herein:



Exhibit 27    Financial Data Schedule