Form 10-Q/A
period 1996-03-31
CYGNUS INC /DE/
filed 1997-01-17
CIK 870755

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-Q/A

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

Yes   X    No
    -----     -----

Number of shares outstanding of each of the registrant's classes of common stock as of MAY 6, 1996:

Common Stock -  18,567,247  shares

                                                                Total pages:   4
                                                 Page number of exhibit index: 3

                                     CYGNUS, INC.

                                        INDEX

This amendment to Form 10-Q is being filed to amend the following exhibit in connection with a request for confidential treatment:

     10.1 Distributorship Agreement dated as of February 9, 1996 between the Registrant and Becton Dickison (Confidential treatment has been applied for or granted for portions of this agreement. The portions redacted have been filed separately with the SEC).

CYGNUS, INC.
March 31, 1996


                              PART II. OTHER INFORMATION


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

      27.   Financial Data Schedule*.


------------------------------
* Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

                              Index of Exhibits


The following Exhibits are included herein:

     Exhibit 10.1 - Distributorship Agreement dated as of February 9, 1996 between the Registrant and Becton Dickison (Confidential treatment has been applied for or granted for portions of this agreement. The portions redacted have been filed separately with the SEC).

     Exhibit 27   - Financial Data Schedule*

-------------------------
* Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

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