Form 10-Q/A
period 1996-06-30
CYGNUS INC /DE/
filed 1997-01-23
CIK 870755

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q/A

  X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
----- Exchange Act of 1934
      For the quarterly period ended JUNE 30, 1996
                                     -------------
                                      or
      Transition Report Pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934
      For the Transition Period from ______ to _____




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

Yes   X     No
    -----      ----

Number of shares outstanding of each of the registrant's classes of common stock as of AUGUST 6, 1996:

Common Stock -  18,579,630 shares

                                                               Total pages: 4
                                              Page number of exhibit index: 3

                                   CYGNUS, INC.

This amendment to Form 10-Q is being filed to amend the following exhibit in connection with a request for confidential treatment:


     Exhibit 10.2 Product Supply and Distribution Agreement between the Registrant and Yamanouchi Pharmaceutical Co., LTD. dated as of July 14, 1996 (confidential treatment has been applied for or granted for portions of this agreement. The portions redacted have been filed separately with the SEC).

CYGNUS, INC.
June 30, 1996


PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

a)    EXHIBITS
      --------

      The following exhibits are filed herewith or incorporated by reference:


      10.1 Loan and Security Agreement between the Registrant and Silicon Valley Bank entered into as of June 24, 1996.*


      10.2 Product Supply and Distribution Agreement between the Registrant and Yamanouchi Pharmaceutical Co., LTD. dated as of July 14, 1996
(Confidential treatment has been applied for or granted for portions of this agreement. The portions redacted have been filed separately with the SEC).


      27.    Financial Data Schedule.*


-----------

* Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

                                  INDEX OF EXHIBITS

The following exhibits are included herein:


Exhibit 10.1 Loan and Security Agreement between the Registrant and Silicon Valley Bank entered into as of June 24, 1996.*


Exhibit 10.2 Product Supply and Distribution agreement between Cygnus, Inc. and Yamanouchi Pharmaceutical Co., Ltd. dated July 14, 1996 (Confidential treatment has been applied or granted for portions of this agreement. The portions redacted have been filed separately with the SEC).


Exhibit 27    Financial Data Schedule.*


--------------

* Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

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