Form 10-K
period 1996-12-31
CYGNUS INC /DE/
filed 1997-03-21
CIK 870755

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                          Commission File No. 0-18962

                            ------------------------

                                  CYGNUS, INC.

             (Exact name of registrant as specified in its charter)

                   DELAWARE                                       94-2978092
       (State or other jurisdiction of                         (I.R.S. Employer
                incorporation)                               Identification No.)

              400 PENOBSCOT DRIVE, REDWOOD CITY, CALIFORNIA 94063

             (Address of principal executive offices and zip code)

                                 (415) 369-4300

              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $
0.001 PAR VALUE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing price of Common Stock on March 10, 1997 as reported on the Nasdaq National Market was approximately $ 286,288,509. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

                                   18,773,017

      (Number of shares of common stock outstanding as of March 10, 1997)

                      Documents Incorporated by Reference

    Items 5, 6, 7 and 8 of Part II incorporate information by reference from certain portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1996.

    Parts of the Registrant's definitive Proxy Statement filed pursuant to Regulation 14A for its 1997 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  CYGNUS, INC.
                        1996 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
                                                        PART I

ITEM 1.     Business.......................................................................................           3
ITEM 2.     Properties.....................................................................................          20
ITEM 3.     Legal Proceedings..............................................................................          20
ITEM 4.     Submission of Matters to a Vote of Security Holders............................................          21

                                                        PART II

ITEM 5.     Market for Registrant's Common Equity and Related Stockholder Matters..........................          24
ITEM 6.     Selected Financial Data........................................................................          24
ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........          24
ITEM 8.     Financial Statements and Supplementary Data....................................................          24
ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........          24

                                                       PART III

ITEM 10.    Directors and Executive Officers of the Registrant.............................................          25
ITEM 11.    Executive Compensation.........................................................................          25
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management.................................          25
ITEM 13.    Certain Relationships and Related Transactions.................................................          25

                                                        PART IV

ITEM 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K................................          26

SIGNATURES.................................................................................................          30

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    This Report on Form 10-K contains projections and forward looking statements regarding future events and the future financial performance of the Company. We wish to caution you that these statements are only our predictions and objectives. Actual events or results may differ materially. Please note in particular throughout this document where we have highlighted specific risks associated with the Company and its activities. We also refer you to documents the Company files from time to time, such as its Form 10-Q and Form 8-K reports. This document, as well as the Company's Form 10-Q and Form 8-K reports, contain important factors that could cause our actual results to differ from our current expectations and the forward-looking statements contained in this Report on Form 10-K.

    Cygnus, Inc. ("Cygnus" or the "Company") is engaged in the development of diagnostic and drug delivery systems, with its current efforts primarily focused on three core areas: a painless, automatic glucose monitoring device, transdermal drug delivery systems and mucosal drug delivery systems. The three core areas of the Company's business are as follows:

    PAINLESS, AUTOMATIC GLUCOSE MONITORING. Worldwide sales of products for the self-monitoring of blood glucose levels by people with diabetes exceeded $1.9 billion in 1995. Currently, people with diabetes test their blood glucose levels on average less than half as often as recommended, largely due to the pain and disruption of daily life associated with the prevailing "finger stab" method. Clinical studies sponsored by the NIH indicate that more frequent testing should enable people with diabetes to reduce or significantly delay many serious diabetes-related complications. As a result, the Company believes that there is a significant unmet demand for painless, automatic glucose monitoring.

    The Company is addressing this unmet demand by developing a monitoring device called the GlucoWatch-TM-, which is worn like a wristwatch. The GlucoWatch is designed to extract and measure glucose automatically and frequently through intact skin, and to display and store blood glucose levels and trends. The extracted glucose is collected in a transdermal patch that is changed daily. The GlucoWatch is expected to eliminate significant drawbacks of the finger stab technique, such as the pain of repetitive stabbing and the disruption of normal activities caused by cumbersome, time-consuming testing procedures. It is designed to offer a combination of features not available in currently marketed devices such as automatic data collection, an electronic memory, personal computer downloading, and alarms indicating hypo- and hyper-glycemic conditions. The Company believes these features can lead to improved disease management enabling people with diabetes to prevent or delay the severe complications associated with diabetes.

    The Company has conducted early stage clinical studies using an initial GlucoWatch prototype. The Company believes the results of these studies support the technical feasibility of the product by indicating a level of accuracy and reproducibility comparable to those associated with finger stab blood glucose measurement devices now commercially available. The Company is currently optimizing, miniaturizing and integrating certain components of the GlucoWatch. In November 1996, the Company identified a short circuit in the application specific integrated circuit (ASIC) which resulted in a delay in the receipt of the latest prototype of these devices. The ASIC problem has been rectified and the prototypes have been received. The Company believes that the submission will be in the form of a 510(k) notification, although the final determination of the type of submission cannot be made until discussions are held with the FDA.

    In February 1996, the Company entered into an agreement with Becton Dickinson for the marketing and distribution of the GlucoWatch. Under the terms of the agreement, Becton Dickinson has exclusive worldwide marketing and distribution rights, with the exception of Japan and Korea. Cygnus will have primary responsibility for completing product development, obtaining regulatory approvals, manufacturing, and customer service and support for the product. In July 1996, the Company entered into an agreement with Tokyo-based Yamanouchi Pharmaceutical Co., Ltd. for the marketing and distribution of the GlucoWatch in Japan and Korea. Cygnus will have primary responsibility for completing product development and for manufacturing. Cygnus will be eligible to receive up-front and milestone payments as well as a percentage of the product's future commercial success from both Becton Dickinson and Yamanouchi.

    TRANSDERMAL DRUG DELIVERY SYSTEMS. Transdermal drug delivery systems provide for the controlled release of drugs directly into the bloodstream through intact skin. The Company's transdermal drug delivery products are thin multilayer systems, in the form of small adhesive patches. Transdermal delivery can provide a number of advantages over conventional methods of drug administration, including enhanced efficacy, increased safety, greater convenience and improved patient compliance. By delivering a steady flow of drugs into the bloodstream over an extended period of time, transdermal systems can avoid the "peak and valley" effect of oral or injectable therapy and can enable more controlled, effective treatment. By avoiding first pass metabolism through the gastrointestinal tract and the liver, the therapeutically equivalent dosage for the transdermal delivery of certain compounds can be significantly less than the corresponding oral dosage, potentially reducing dosage-related side-effects.

    The Company's transdermal product line is currently focused on smoking cessation, hormone replacement therapy and contraception. The Company's two most commercially advanced products are the currently marketed
Nicotrol-Registered Trademark- nicotine patch and the FemPatch-Registered Trademark- estrogen replacement patch. FemPatch was approved by the FDA in December 1996. The Company has strategic collaborations for its transdermal products with American Home Products Corporation (hormone replacement therapy), Ortho Pharmaceutical Corporation, a subsidiary of Johnson & Johnson (contraception), Sanofi/Warner-Lambert (hormone replacement) and Pharmacia & Upjohn, Inc. ("Pharmacia") (smoking cessation).

    MUCOSAL DRUG DELIVERY. Mucosal drug delivery is the controlled release of compounds through mucous membranes, typically using a disc, spray, lozenge or other system. Drugs delivered through mucous membranes have the potential to provide a faster onset and longer duration of action than certain products currently on the market. Cygnus is pursuing potential collaborative partners for mucosal delivery products in both the prescription and non-prescription pharmaceutical markets.

STRATEGY

    The Company's objective is to become a leader in the development and commercialization of advanced drug delivery and diagnostic products for a wide variety of applications utilizing a broad array of technologies. The Company develops differentiated products based on proprietary technologies which have the potential to provide significant value to patients. The Company's strategy adheres to the following general principles:

    - APPLY AND EXPAND ITS PROPRIETARY TECHNOLOGIES. Cygnus develops a broad array of products by applying its expertise in skin biology, polymer chemistry, drug diffusion, microparticles and adhesive technology. Cygnus devotes significant resources to continued development of new drug delivery and diagnostic technologies as well as additional products based on its existing technologies. The Company also maintains an active technology in-licensing and acquisition program. The Company's strategy is to maintain ownership of its drug delivery technology, to out-license only specific product applications and to aggressively protect its proprietary technology.

    - DEVELOP A BROAD PORTFOLIO OF DIFFERENTIATED PRODUCTS. The Company's broad range of proprietary technology has enabled it to develop a wide variety of differentiated products. A diversity of products targeted to multiple markets increases potential business opportunities, can provide a stream of new product introductions over time and reduces the risks of reliance on a single product or technology. The Company intends to expand its product line by continuing to apply its technologies to new drug delivery and diagnostic systems.

    - ADDRESS LARGE MARKET OPPORTUNITIES. The Company's product development efforts focus on large existing markets with unmet needs. The Company's target markets (and industry estimates of their 1995 sales) include: glucose monitoring (over $1.9 billion worldwide), hormone replacement (over $2.6 billion worldwide) smoking cessation ($300 million in the U.S.) and contraception ($2.5 billion worldwide).

    - CONTROL PRODUCT MANUFACTURING. The Company's products are manufactured using several proprietary materials and complex production technologies. The Company's strategy is, where appropriate, to retain manufacturing rights to its products. By retaining manufacturing rights, the Company can exercise control over the quality of its products and capture a larger portion of the product revenue stream. Cygnus has manufactured its transdermal patches for both clinical trials and commercial sale for several years in its existing production facility, and believes that this facility will have sufficient capacity to support the planned market introduction of its current products.

    - COLLABORATE WITH MARKET LEADERS. Cygnus seeks to establish strategic relationships with leading companies in each of its target markets. These companies typically have significant resources and strong franchises that, when coupled with the Company's technology, increase the likelihood of commercial success. The Company currently has strategic collaborations with American Home Products, a leader in hormone replacement, Johnson & Johnson, a leader in contraception, Warner-Lambert, a company with a leading female health care franchise, and Pharmacia, a leader in smoking cessation. The Company is increasingly taking a more active role with its collaborative partners in the clinical trials, regulatory processes and marketing of its products.

PORTFOLIO OF PRODUCTS

    The data in the following table summarize Cygnus' current product portfolio, the potential indications, development status and licensees of marketing and distribution rights. The data in the table are qualified by reference to the more detailed descriptions set forth herein. Development of the various products listed is being funded by the designated licensee, the Company, or both. The Company has additional products in early development, which are not listed below, and is conducting a number of new product feasibility studies.

                               PRODUCT PORTFOLIO

PRODUCT                                     INDICATIONS               STATUS(1)              MARKETING RIGHTS
--------------------------------------  --------------------  -------------------------  ------------------------

DIAGNOSTIC SYSTEMS:
 PAINLESS, AUTOMATIC GLUCOSE MONITORING:

  GlucoWatch                            Diabetes              Early stage clinicals(2)   Becton Dickinson
                                                                                         Yamanouchi

DRUG DELIVERY SYSTEMS:
 TRANSDERMAL DRUG DELIVERY:

SMOKING CESSATION:

  Nicotrol                              Smoking cessation     Commercialized in North    Pharmacia & Upjohn,
                                                              America and certain        Inc.: Johnson &
                                                              European countries         Johnson(3)
  Nicotine Patch                        Smoking cessation     Phase 2 clinicals          Cygnus

HORMONE REPLACEMENT:
  ESTROGEN 7-DAY:
  FemPatch                              Menopausal symptoms   FDA approved               Sanofi: Warner-
                                                                                         Lambert(4)
  E2III                                 Menopausal symptoms   Phase 3 clinicals          American Home Products

  ESTROGEN/PROGESTIN:
  Combination 3.5-Day                   Menopausal symptoms   Phase 3 clinicals          American Home Products
CONTRACEPTION:
  Estrogen/Progestin:
  Combination 7-Day                     Contraception         Phase 2 clinicals          Johnson & Johnson(5)

MUCOSAL DRUG DELIVERY:
  Consumer Product                      Undisclosed           Preclinical                Cygnus
  Consumer Product                      Undisclosed           Development                Cygnus
  Consumer Product                      Undisclosed           Development                Cygnus

------------------------

(1) The Company's products are generally developed in the following stages: development, prototype, pre-clinical studies (preparing to file an Investigational New Drug Application ("IND")), clinical trials, and regulatory submission.

(2) The Company has conducted early stage clinical studies using a research prototype. Future trials will be conducted using a commercial version of the product.

(3) Pharmacia has worldwide rights, and has sublicensed rights in North America to Johnson & Johnson.

(4) Worldwide rights granted to Sanofi under its agreement with Cygnus are the subject of an arbitration proceeding. Sanofi has granted a sublicense of such rights with respect to North America to Warner-Lambert.

(5) The Company's agreement with Johnson & Johnson grants Johnson & Johnson exclusive rights to the estrogen/progestin combination 7-day contraception product.

PAINLESS, AUTOMATIC GLUCOSE MONITORING

MARKET OPPORTUNITY

    According to the American Diabetes Association (the "ADA"), approximately seven million Americans have been diagnosed as having diabetes. Diabetes can lead to severe complications over time, including blindness, loss of kidney function and peripheral neuropathy, causing pain to the arms and legs and potentially requiring amputation. The ADA estimated that the complications arising from diabetes cost the U.S. healthcare system in excess of $45 billion in 1992. These complications are largely a consequence of years of poor management of glucose levels by people with diabetes. Results of the Diabetes Control and Complication Trial, a major clinical trial sponsored by the NIH and published in 1993, showed that more frequently monitored blood glucose levels and rigid adherence to a program of diet, exercise and insulin injections could prevent or significantly delay the onset of many of the long-term complications of diabetes.

    People with diabetes measure blood glucose levels to enable them to adjust their diet and use of insulin to prevent these complications. Currently, people with diabetes are required to stab their fingers with a lancet, draw blood, place a drop of blood on a glucose reagent strip, then place the strip in an instrument which provides a blood glucose reading. Each day of testing can involve numerous stabs and the complete procedure is not only painful but disruptive of daily life. As a result of this pain and disruption, people with diabetes monitor their blood glucose levels on average less than twice per day, instead of the recommended four to seven times per day. Even at this level of testing, the market for products for self-monitoring of glucose levels by diabetic patients is quite substantial. The worldwide market for these products exceeded $1.9 billion in 1995. The Company believes that approximately 90% of the sales were related to disposable glucose reagent strips for finger stab monitoring, and believes that the successful development of a painless, bloodless glucose monitoring device can significantly expand this market by meeting needs not served by the finger stab technology.

THE GLUCOWATCH

    The Company is addressing this unmet demand by developing a monitoring device called the GlucoWatch, which is worn like a wristwatch. The GlucoWatch is designed to extract and measure glucose automatically and frequently through intact skin, and to display and store blood glucose levels and trends. The extracted glucose is collected in a transdermal patch that is changed daily. The GlucoWatch is expected to eliminate significant drawbacks of the finger stab technique, such as the pain of repetitive stabbing and the disruption of normal activities caused by cumbersome, time-consuming testing procedures. It is designed to offer a combination of features not available in currently marketed devices such as automatic data collection, an electronic memory, personal computer downloading, and alarms to indicate hypo- and hyper-glycemic conditions. The Company believes these features can lead to improved disease management enabling people with diabetes to prevent or delay the severe complications associated with diabetes.

    The Company has conducted early stage clinical studies using an initial GlucoWatch prototype. The Company believes the results of these studies support the technical feasibility of the product by indicating a level of accuracy and reproducibility comparable to those associated with finger stab blood glucose measurement devices now commercially available. The Company is currently optimizing, miniaturizing and integrating certain components of the GlucoWatch. The Company believes that the submission will be in the form of a 510(k) notification, although the final determination of the type of submission cannot be made until discussions are held with the FDA.

    The GlucoWatch extracts glucose molecules through intact skin utilizing a proprietary process called electroosmosis, which uses low levels of electric current. Glucose molecules are collected in a small, daily disposable pad, which adheres to the skin and is connected to a biosensor and covered by the GlucoWatch. The collected glucose triggers an electro-chemical reaction with a reagent in the pad, causing an emission of electrons. The biosensor measures the electrons and a custom application specific integrated circuit ("ASIC") in the GlucoWatch equates the level of electron emission to a concentration of glucose in the patient's blood. The GlucoWatch measures glucose levels at frequent intervals, providing readings throughout the day and night. The GlucoWatch displays the most recent readings and trends at the push of a button. Its electronic memory capabilities permit the retrieval and downloading of data, allowing longer-term trend analysis for better disease management.

    The Company developed the basic GlucoWatch technology from 1988 to 1994, resulting in the creation of an initial prototype. Using this prototype, the Company has conducted two separate early stage clinical studies on diabetic and non-diabetic subjects. The objective of these clinical studies was to demonstrate the capability of the device to (i) painlessly extract glucose, (ii) track high and low levels of blood glucose, and (iii) achieve levels of clinical accuracy and reproducibility which are substantially equivalent to FDA-approved finger stab devices. The studies included 21 clinical evaluations which generated 315 data points. Subjects measured their glucose levels three times each hour for at least five hours using both the finger stab method and the Company's painless extraction method, and were administered glucose to elevate their blood glucose levels. Diabetic subjects were also administered intravenous insulin. The Company believes the results of these trials support the technical feasibility of the product by achieving a level of clinical accuracy and reproducibility comparable to those achieved with FDA-approved finger stab glucose monitoring devices.

    The Company has developed a second stage prototype and is currently working to optimize the pad and the biosensor, to miniaturize certain electronic components, and to integrate each component into a compact device. In November 1996, the Company identified a short circuit in the application specific integrated circuit (ASIC) which resulted in a delay in the receipt of the latest prototype of these devices. The ASIC problem has been rectified and the prototypes have been received. Additional clinical studies will be conducted with these new prototypes, and after confirming that the miniaturized device can achieve a level of clinical accuracy and reproducibility comparable to those achieved with commercially available products, Cygnus intends to conduct larger scale clinical trials to support a medical device submission to the FDA. These clinical trials would be conducted using early production lots of the GlucoWatch designed for commercial sale. Certain components of this device will vary in a number of respects from the initial prototype with which the Company has conducted its early stage clinical studies and no assurance can be given that the clinical trials will produce results that are consistent with the early stage clinical studies or that the data generated will support the necessary regulatory filings and approvals. The Company believes that the submission to the FDA for the GlucoWatch will be in the form of a 510(k) notification, although the final determination of the type of submission cannot be made until discussions are held with the FDA. See "Need to Develop New Products:
Development Stage of Current Products."

    In February 1996, the Company entered into an agreement with Becton Dickinson for the marketing and distribution of the GlucoWatch. Under the terms of the agreement, Becton Dickinson has exclusive worldwide marketing and distribution rights, with the exception of Japan and Korea. Cygnus has primary responsibility for completing product development, obtaining regulatory approvals, manufacturing, and customer service and support for the product. In July 1996, the Company entered into an agreement with Tokyo-based Yamanouchi Pharmaceutical Co., Ltd. for the marketing and distribution of the GlucoWatch in Japan and Korea. Cygnus will have primary responsibility for completing product development and for manufacturing. Cygnus will be eligible to receive up-front and milestone payments as well as a percentage of the product's future commercial success from both Becton Dickinson and Yamanouchi.

TRANSDERMAL SYSTEMS

    Transdermal drug delivery systems provide for the controlled release of drugs directly into the bloodstream through intact skin. The Company's transdermal drug delivery products are thin, multilayer systems, in the form of small adhesive patches. Transdermal delivery can provide a number of advantages over conventional methods of drug administration, such as oral administration, bolus injection and continuous infusion. These advantages include enhanced efficacy, increased safety, greater convenience and improved patient compliance. By delivering a steady flow of drugs into the bloodstream over an extended period of time, transdermal systems can avoid the "peak and valley" effect of oral or injectable therapy and can provide a more controlled, effective treatment. By avoiding first pass metabolism through the gastrointestinal tract and the liver, the therapeutically equivalent dosage for the transdermal delivery of certain compounds can be significantly less than the corresponding oral dosage, potentially reducing dosage-related side-effects. By improving patient compliance, transdermal delivery can also reduce the need for more costly therapies in the future. As a result, transdermal systems can improve products already on the market, and can enable the development of new therapies.

    Transdermal delivery systems can also offer certain advantages to pharmaceutical companies, such as brand extension, further product differentiation and additional patent protection. Patented methods of transdermal drug delivery may extend the product life of a drug for which the patent is expiring and provide the pharmaceutical company with a competitive advantage over generic products delivered by conventional means. The controlled delivery of certain drugs can also result in the approval of new therapeutic indications, thereby expanding the market for those drugs.

    Cygnus has established a comprehensive, integrated approach to the development of transdermal delivery systems. Cygnus develops a unique product profile for each transdermal product based on an evaluation of several key variables that change with each drug and therapeutic indication. Based on its assessment of the product profile and the interrelationship between the drug and the physical and biological characteristics of the skin, Cygnus formulates the appropriate materials and designs the structure of the transdermal system to achieve desired product characteristics such as comfort, extended wear, delayed or enhanced onset and controlled release.

SMOKING CESSATION

    MARKET OPPORTUNITY. According to the Center for Disease Control, cigarette smoking kills nearly 420,000 Americans per year, most from heart and lung disease, and cancer. Despite increased legislative and social pressures to stop smoking, approximately 50 million U.S. adults continue to smoke. Smokers are physiologically addicted to the drug nicotine, which is present in tobacco. However, the primary health risk of smoking is caused by cigarette tars and other components of tobacco smoke rather than nicotine. Smokers who attempt to quit typically experience cravings, headaches, irritability and nausea when the body stops receiving nicotine.

    Nicotine replacement systems using transdermal patches or chewing gum have been approved as safe and effective aids to relieve nicotine withdrawal symptoms. Over the course of several months of therapy, nicotine addiction can generally be attenuated or eliminated by gradually reducing the level of nicotine delivered in the therapy. Transdermal nicotine patches were first commercially available in the U.S. in 1991. The market for nicotine transdermal systems experienced strong initial sales in 1992 as a result of initial stock requirements of distributors and pharmacies, strong initial patient demand and market promotion; since 1992 demand has contracted. However, according to industry sources, smoking cessation is estimated to be a $450 million market worldwide in 1996.

    In July 1996, Cygnus' smoking cessation transdermal patch was the first nicotine patch to be approved by the FDA for over-the-counter status in the U.S. The Company's Nicotrol product had previously been approved for non-prescription sale in the United Kingdom, Italy, and certain other European countries. The Company believes the switch to over-the-counter status will positively affect the smoking cessation category.

    NICOTROL. Nicotrol, Cygnus' nicotine transdermal system, was introduced in the U.S. as a prescription product in August 1992. In contrast to 24-hour nicotine transdermal systems, Nicotrol's 16-hour delivery more closely parallels the nicotine intake of a smoker. Nicotrol is designed to deliver nicotine only while the patient is awake. This allows drug levels to be significantly reduced in the bloodstream during sleep.

Although controlled scientific studies comparing Nicotrol to competing products have not yet been performed, the Company believes that nicotine delivery during waking hours reduces the potential side effects of insomnia, nightmares and headaches associated with competing 24-hour delivery systems. Another advantage of Nicotrol is the solid state technology used in the drug matrix construction, which slows the rate of delivery of the drug and minimizes skin irritation.

    Pharmacia funded a portion of the development of Nicotrol, and has exclusive worldwide rights to market the product. Pharmacia has sublicensed to Johnson & Johnson the marketing rights to Nicotrol in North America. Cygnus was required, per the amended November 1993 agreement, to manufacture and supply Pharmacia with Nicotrol in North America until December 31, 1995. In February of 1996, the Company and Pharmacia further amended the 1993 agreement, whereby Cygnus would continue to manufacture and supply Nicotrol for the United States market through 1999. In addition to product revenues, the Company will also earn royalties on sales within the United States. Pharmacia has the option to terminate this agreement and purchase the U.S. manufacturing rights for Nicotrol upon the payment of certain amounts to the Company. Pharmacia has exercised this option to purchase the U.S. manufacturing rights for Nicotrol and the Company is presently in negotiations with Pharmacia as to various transition matters including Pharmacia's obligations for certain purchase order commitments and existing inventory costs.

    The Company currently relies on sales of Nicotrol for all of its product sales revenues. A reduction in demand for Nicotrol would have an adverse effect on the Company's results of operations. Although Nicotrol has been approved by the regulatory authorities in the U.S., Canada, the United Kingdom, Italy and several other European countries, no assurance can be given that further regulatory approvals will be obtained. Currently, in addition to Nicotrol, there is one other nicotine transdermal systems approved for over-the-counter sale in the U.S The market for prescription nicotine transdermal systems experienced strong initial sales in 1992 as a result of filling initial stocking requirements of distributors and pharmacies, strong initial patient demand and market promotion. However, demand for these systems has contracted since 1992. The short- and long-term demand for Nicotrol is uncertain in both existing and in potential markets. Furthermore, there can be no assurance that the market demand for nicotine replacement products will be sustained or grow in the future or that Nicotrol will maintain or increase its market share. In addition, there can be no assurance that the Company can maintain or increase its Nicotrol sales levels or that it will be able to sell its products profitably.

    SECOND GENERATION NICOTINE TRANSDERMAL SYSTEM. The Company is developing a portfolio of smoking cessation products designed to address currently unsatisfied patient needs. These products are being developed to match the nicotine dosing level with the patient's level of addiction. The first product has completed Phase 2 clinical trials.

HORMONE REPLACEMENT

    MARKET OPPORTUNITY. Recent demographic shifts towards an aging population have resulted in an increase in the number of women entering and living many years past menopause. The U.S. Census Bureau projects that the number of women aged 45 to 54, the key menopausal group, is expected to grow 73% between 1990 and 2010. Menopause involves a decrease in the naturally occurring hormone estrogen. In addition to the common menopausal symptoms, this decrease causes osteoporosis, a progressive deterioration of the skeletal system through loss of bone mass, which leads to increased susceptibility to bone fractures. The decline in estrogen levels may also lead to increased risk of cardiovascular disease. In response to these conditions, physicians often prescribe hormone replacement therapy using either estrogen or a combination of estrogen and progestin. However, industry estimates indicate that only 15% of the women in the U.S. experiencing menopause now seek medical attention. According to industry sources, 1995 worldwide sales of hormone replacement products exceeded $2.6 billion. The Company expects this market to expand as an increasing number of women are exposed to menopause-related health risks for a longer period of time. In addition, the Company believes that heightened awareness of hormone replacement therapy can potentially expand this market by increasing the percentage of affected women who seek treatment.

    Estrogens and progestins are primarily administered orally. The Company believes that transdermal delivery offers a number of advantages over oral delivery. Clinical studies suggest that the high doses of orally administered estrogen are associated with an increase in adverse side effects, including the risk of endometrial cancer. Transdermal delivery avoids first pass metabolism through the gastrointestinal tract and the liver, and as a result requires a substantially lower dosage than oral delivery and may accordingly significantly reduce dosage-related side-effects. In addition, it has been estimated that over 50% of women on replacement oral estrogen do not comply with their prescribed dosing regimen. The convenience of transdermal patches lasting up to a week can significantly improve patient compliance.

    The Company believes that its transdermal hormone replacement products have a competitive advantage over certain transdermal hormone replacement products as a result of their seven-day extended delivery systems and superior patient comfort profile. Many hormone replacement products under development by competitors last for only 3.5 days. The Company believes, based in part on its market research, that patients and physicians prefer 7-day systems to 3.5-day systems because of increased convenience and the potential for improved compliance. In addition, the Company believes its products will result in less irritation and greater patient comfort than certain currently marketed transdermal products, which could also lead to improved compliance.

    ESTROGEN AND ESTROGEN/PROGESTIN TRANSDERMAL SYSTEMS. In designing its hormone replacement patches, Cygnus identified certain product features that it believes will give its product significant competitive advantages as compared to the leading product, a 3.5-day estrogen patch: extended wear time, improved adhesion, good skin tolerance, and greater comfort. The Company believes that the solid drug matrix design of its 7-day patch enhances drug permeation while providing improved skin tolerance, adhesion and appearance.

    The first Cygnus estrogen transdermal system, FemPatch, was developed under an agreement with Sanofi, a French pharmaceutical company. Warner-Lambert, which is Sanofi's North American sublicensee, will market the product upon receipt of regulatory approval. In May 1995, after Warner-Lambert had completed the originally designed Phase 3 clinical studies for this product, the FDA requested limited additional clinical data due to an improvement by Cygnus in the quality-control specifications for one of the raw materials used in the patch. Because the Company made this change after the Phase 3 studies, the FDA requested the additional data to show that the patches currently produced are equivalent to those used in the clinical trials. Warner-Lambert conducted a bioequivalency study to meet the FDA request. The FDA approved FemPatch in December 1996.

    In December 1993, Cygnus and American Home Products entered into a multiple product agreement for the development, manufacturing and marketing of transdermal patches for hormone replacement and possibly other markets. Under the terms of the agreement, American Home Products has worldwide marketing rights with respect to the products resulting from the collaboration. Cygnus received up-front fees and is entitled to receive milestone payments as well as a percentage of net sales on all products to be manufactured by Cygnus for the worldwide market. In addition, American Home Products will pay for all clinical trial expenses. Cygnus is otherwise responsible for financing the development and manufacture of the products.

    Cygnus is developing two products that are covered by the American Home Products agreement. The first is a new 7-day estrogen system for which Phase 3 clinical trials have begun. Cygnus is also developing a 3.5-day transdermal product that is designed to deliver estrogen and progestin simultaneously from a single drug matrix at different rates. This product is in Phase 3 clinical trials.

    The Company and Sanofi are currently engaged in an arbitration proceeding relating to the agreements under which Sanofi was granted the marketing rights to the FemPatch product. As part of this arbitration proceeding, Sanofi has asserted that the Company breached its contractual obligations to Sanofi by pursuing the commercialization of transdermal hormone replacement products with Warner-Lambert and American Home Products. See Item 3--"Legal Proceedings."

CONTRACEPTION

    Industry sources estimate the 1995 worldwide market for contraception to be approximately $2.5 billion. The predominant method of birth control is the oral contraceptive pill. The pill contains an estrogen and a progestin, and suffers similar limitations as oral estrogen-based hormone therapy for menopausal symptoms. In addition, the daily requirement of oral contraceptives occasionally results in missed days of therapy and potentially unwanted pregnancy.

    Cygnus is developing a 7-day contraceptive patch which could lead to improved dosing compliance. In June 1994, Cygnus signed an agreement with Johnson & Johnson for the development of a 7-day contraceptive transdermal product. Johnson & Johnson has exclusive worldwide marketing rights to the product; Cygnus received up-front payments and will receive milestone payments as well as a percentage of net sales, and is responsible for the development and manufacture of the products. This product is in Phase 2 clinical trials.

MUCOSAL PRODUCTS

    Cygnus' expertise in transdermal drug delivery has led to a natural extension of the Company's business into the development of mucosal drug delivery products. Mucosal products are designed to provide the controlled release of compounds through mucous membranes using a disc, spray, lozenge or other system. Drugs delivered through mucous membranes have the potential to provide a faster onset and longer duration of action than certain products currently on the market. Mucosal delivery systems can act either locally (such as in the throat) or systemically (through the bloodstream). A number of consumer tests have demonstrated the capability of this delivery technology to achieve a longer duration of action than currently marketed products in certain markets. Cygnus is pursuing potential collaborative partners for mucosal delivery products in both prescription and non-prescription markets.

NEED TO DEVELOP NEW PRODUCTS; DEVELOPMENT STAGE OF CURRENT PRODUCTS.

    For the Company to be successful, it will need to develop and commercialize new drug delivery and diagnostic products. Several products based on the Company's technologies are currently under development by Cygnus and its licensees. These products will require significant additional development and investment, including preclinical and clinical testing, prior to their commercialization and are not expected to be commercially available for several years, if at all. There can be no assurance that such products or future products can or will be successfully developed, prove to be safe and effective in clinical trials, meet applicable regulatory standards, be capable of being manufactured in commercial quantities at reasonable cost or be marketed successfully. During 1994 and early 1995, the Company ceased certain of its previous development efforts. For example, the Company has suspended the development of transdermal systems for the delivery of alprazolam and prazosin, primarily due to the systems' failure to meet financial/market goals. As illustrated by the product development efforts recently terminated by the Company, there can be no assurance that initial product development efforts or third party collaborations will be successful.

    Before the Company can market its GlucoWatch device, it must first complete the development of a version of the product designed for commercial sale, then conduct large scale clinical trials, prepare a submission to the FDA and obtain clearance or approval from the FDA. Each of these stages will involve certain risks and challenges. To date, the Company has only developed and tested a research prototype of the GlucoWatch. Large scale clinical trials must be conducted using a version of this device designed for commercial production and sale. In order to develop a commercial version of the GlucoWatch, the

Company must successfully complete certain additional development milestones, including the optimization and miniaturization of certain components and integration of each component into a compact and operative device. There can be no assurances that the Company will succeed in these further developments. The components of the commercial version of the GlucoWatch will vary in a number of respects from those used in the earlier prototype with which the Company has conducted its early stage clinical studies, and no assurance can be given that clinical trials using the commercial prototype will produce results that are consistent with the early stage clinical studies or that will support the necessary regulatory filings and approvals. See Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations."

GOVERNMENT REGULATION

    The development, manufacture and marketing of drug delivery systems and diagnostic devices are subject to regulation by the FDA and other federal, state and local entities. These entities regulate, among other things, research and development activities and the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. Sales of the Company's products outside the U.S. are subject to comparable regulatory requirements. These requirements vary widely from country to country.

    FDA permission to market and distribute a new device can be obtained in one of two ways. If a new or significantly modified device is "substantially equivalent" to an existing legally marketed device, the new device can be commercially introduced after submission of a 510(k) notification to the FDA, and after the subsequent clearance or approval by the FDA. Changes to existing devices that do not significantly affect safety or effectiveness can be made by the Company without a 510(k) notification.

    The second, more comprehensive approval process applies to a new device that is not substantially equivalent to an existing product. First, the Company must conduct clinical trials in compliance with testing protocols approved by an Institutional Review Board ("IRB") for the participating research institution. Second, the Company must submit a Pre-Market Approval ("PMA") application that contains, among other things, the results of the clinical trials. The PMA application also contains other information required under the Federal Food, Drug, and Cosmetic Act, such as a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing and proposed labeling. Finally, the manufacturing site for the product subject to the PMA must operate using current good manufacturing practices ("cGMP") and pass an FDA Pre-Approval Inspection ("PAI") before product commercialization.

    The Company believes that the submission to the FDA for the GlucoWatch will be in the form of a 510(k) notification, although the final determination of the type of submission cannot be made until discussions are held with the FDA. For the glucose monitoring device being developed by Cygnus, both the 510(k) and PMA processes would include: (i) pre-clinical tests, (ii) receipt of Non-Significant Risk ("NSR") device investigation status by an IRB or filing of an Investigational Device Exemption ("IDE") application, (iii) adequate and controlled human clinical trials to establish the safety and efficacy of the diagnostic device in its intended application, and (iv) FDA clearance or approval. Delays or failures to receive clearance following a 510(k) notification or approval of a PMA application could have a significant adverse effect on the Company's business, financial condition and results of operations.

    The process required by the FDA before a drug delivery system may be marketed in the U.S. depends on whether the compound has existing approval for use in other dosage forms. If the drug is a new chemical entity that has not been approved, then the process includes (i) pre-clinical laboratory and animal tests, (ii) the filing of an IND application, (iii) adequate and controlled human clinical trials to establish the safety and efficacy of the drug in its intended indication and (iv) FDA approval of an NDA. If the drug has been previously approved, then the approval process is similar, except that certain toxicity tests normally required for the IND and NDA applications may not be necessary. In addition to the foregoing, the FDA requires proof that the drug delivery system delivers sufficient quantities of the drug to the bloodstream to produce the desired therapeutic result.

    The results of preclinical studies and clinical studies are submitted to the FDA in a submission for approval or clearance of the marketing and commercial shipment of a drug delivery or diagnostic system. The FDA may deny a clearance or approval if applicable regulatory criteria are not satisfied, or may require additional clinical testing. Even if such data are submitted, the FDA may ultimately decide that the submission does not satisfy the criteria for clearance or approval. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. The FDA may require testing in addition to surveillance programs to monitor the effect of products that have been commercialized, and it has the power to prevent or limit further marketing of the product based on the results of these post-marketing programs.

    Cygnus' licensees historically have been responsible for the clinical and regulatory approval procedures. Cygnus has participated in this process by submitting to the licensee portions of the Drug or Master File maintained by Cygnus and data concerning the manufacturing process for the drug delivery system. Cygnus' ability to manufacture and sell products developed under contract depends upon the licensee's completing satisfactory clinical trials and obtaining the foregoing approvals or clearances. Cygnus may prepare and submit an IND or IDE application, or obtain NSR device investigation status from an IRB, and perform initial clinical studies before licensing the product for marketing. The Company is increasingly taking a more active role with its collaborative partners in the clinical trials and regulatory processes of its products.

    There can be no assurance that problems will not arise that could delay or prevent the commercialization of the Company's products, or that the FDA, state and foreign regulatory agencies will be satisfied with the results of the clinical trials and approve the marketing of any products.

REGULATORY APPROVALS UNCERTAIN.

    The Company's products require the approval of the FDA before they can be marketed in the U.S. In addition, approvals are required from regulatory agencies in most foreign countries before the Company's product can be marketed in such countries. To date, the Company has two products which have received FDA approval, Nicotrol and FemPatch. Before a regulatory submission can be filed with the FDA, a product must undergo extensive clinical trials. The Company's drug delivery systems require the filing of a New Drug Application ("NDA") with the FDA, and the FDA's approval of the NDA. Devices such as the glucose monitoring system under development by the Company will require the filing and FDA clearance or approval of a medical device submission. The time required for regulatory approval of the Company's products after a filing is uncertain. There can be no assurance that problems will not arise that could delay or prevent the commercialization of the Company's products or that the FDA and foreign regulatory agencies will be satisfied with the results of clinical trials or approve the marketing of any products. Moreover, even if regulatory approval is granted, such approval may include significant limitations on indicated uses for which any such products could be marketed.

    The Company believes that the submission to the FDA for the GlucoWatch will be in the form of a premarket notification (a "510(k) notification"), although the final determination of the type of submission cannot be made until discussions are held with the FDA. In the event that a 510(k) notification is not accepted by the FDA, the Company will be required to submit a pre-market approval application ("PMA") for this product, rather than a 510(k) notification. The FDA approval process for a PMA is typically more involved and requires more time than a 510(k) submission.

    A drug or medical device and its manufacturer are subject to continual review after approval, and later discovery of previously unknown problems with a product or the manufacturing process may result in restrictions on such product or the manufacturer, including withdrawal of the product or products from the market. Failure to comply with applicable regulatory requirements may, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution. In addition, new government regulations may be established that could delay or prevent regulatory approval of the Company's potential products. Cygnus is also subject to regulation under federal, state and local regulations regarding work place safety, environmental protection and hazardous and controlled substance controls, among others.

DEPENDENCE ON LICENSEES AND COLLABORATIVE ARRANGEMENTS.

    Cygnus depends on its licensees to fund a significant portion of product development costs, to conduct clinical testing, to obtain regulatory approvals and to market products. The Company is dependent on Pharmacia & Upjohn (formerly Kabi Pharmacia Therapeutics AB), a subsidiary of Procordia AB ("Pharmacia") and its sublicensee Johnson & Johnson for the marketing of Nicotrol. In February 1996, the Company entered into an agreement with Becton Dickinson for the marketing and distribution of the GlucoWatch. Under the terms of the agreement, Becton Dickinson has exclusive worldwide marketing and distribution rights, with the exception of Japan and Korea. Cygnus will have primary responsibility for completing product development, obtaining regulatory approvals, manufacturing, and customer service and support for the product. In July 1996, the Company entered into an agreement with Tokyo-based Yamanouchi Pharmaceutical Co., Ltd. for the marketing and distribution of the GlucoWatch in Japan and Korea. Cygnus will have primary responsibility for completing product development and for manufacturing. Cygnus will be eligible to receive up-front and milestone payments as well as a percentage of the product's future commercial success from both Becton Dickinson and Yamanouchi. The Company's licensees generally have the right to terminate the development funding for a product at any time for any reason without significant penalty. Licensees have exercised this right in the past, and there can be no assurance that current and future licensees will not also exercise this right in the future.

    Additionally, the resources and attention a licensee devotes to a product are not within the Company's control. As a result, there may be delays in clinical testing, the preparation and processing of regulatory filings and commercialization efforts conducted by the Company's licensees. Certain of the Company's licensees may also be permitted to offer products that are competitive with those of the Company, which could interfere with their efforts on behalf of the Company. The Company's ability to develop and commercialize products in the future will also depend on its ability to enter into collaborative arrangements. There can be no assurance that the Company will be able to enter into new collaborative arrangements or renew existing collaborative arrangements. Additionally, there can be no assurance that existing or future collaborative arrangements will be successful. See Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETING PRODUCTS AND CHANGES IN TECHNOLOGY.

    A large number of pharmaceutical companies are involved or are becoming involved in the development and commercialization of products incorporating advanced or novel drug delivery and diagnostic systems. This field is highly competitive, and Cygnus believes that competition will substantially increase in the future. A number of pharmaceutical companies have invested, and are continuing to invest, significant resources in the development of their own drug delivery and diagnostic systems. In addition, a number of companies have been formed to develop specific advanced drug delivery and diagnostic systems. Many of these pharmaceutical and other companies have greater financial, research and development and other resources than Cygnus, as well as more experience than Cygnus in commercializing pharmaceutical, drug delivery and diagnostic products. Such companies may improve existing drug formulations and products more efficiently than Cygnus and thus may represent significant potential competitors. Other companies, which have substantially greater financial and research and development resources than Cygnus, may acquire the skills required to design and develop transdermal drug delivery and diagnostic systems and thus may represent significant potential for future competition.

    The blood glucose monitoring industry is characterized by frequent new product introductions and changes in technology. The Company's primary competitors in the glucose monitoring industry are expected to include companies that currently market finger stab method products. These companies have significantly greater resources than Cygnus and could use these resources to hinder the market penetration of the Company's product. In addition, a number of companies are engaged in the development of products using technology which is different than that under development by Cygnus, but also intended to permit painless glucose monitoring. For example, a number of competitors are developing non-invasive glucose monitoring devices based on infrared spectroscopy. These devices would illuminate body tissue with radiation and measure the rate at which the radiation is absorbed. There can be no assurance that these products will not render the Company's glucose monitor uncompetitive or obsolete. In addition, a number of companies are seeking to develop new drugs to treat diabetes, and if any such development is successful it could reduce demand for glucose monitoring systems.

    The drug delivery industry is a rapidly evolving field. A number of other companies, including major pharmaceutical companies, are also developing and marketing transdermal, mucosal and similar systems for the controlled delivery of drugs. Products currently on the market or under development by competitors deliver the same drugs, or other drugs to treat the same indications as many of the products under development by the Company. The first pharmaceutical product to reach the market in a therapeutic area often obtains and maintains significant market share relative to later entrants to the market. The Company's transdermal and mucosal drug delivery products will also compete with drugs marketed not only in similar drug delivery systems but also in traditional dosage forms such as oral administration, bolus injection and continuous infusion. New drugs, new therapeutic approaches or future developments in alternative drug delivery technologies, such as time-release capsules, liposomes and implants, may provide therapeutic or cost advantages over the drug delivery systems being developed by the Company.

    Changes in drug delivery and diagnostic technology will require substantial investments by companies to maintain their competitive position and may provide opportunities for new competitors to enter the industry. There can be no assurance that developments by others will not render the Company's drug delivery or diagnostic products or other technologies uncompetitive or obsolete.

    Cygnus generally seeks to retain rights to manufacture the transdermal products developed for its licensees. To date, Cygnus has manufactured only Nicotrol in commercial quantities on a continuous basis. No assurance can be given that manufacturing or control problems will not arise as the Company increases production of its products or as additional facilities are required in the future. Cygnus must continue to develop, adapt or acquire the production technology, facilities and technical and managerial personnel to manufacture each of its planned products in commercial quantities or find alternative means, if available, to manufacture such products. No assurance can be given that Cygnus will be able to successfully increase its manufacturing capabilities at a reasonable cost. The production of the GlucoWatch will involve the manufacture and assembly of electronic and other components that require manufacturing and sourcing capabilities with which the Company has little experience. No assurance can be given that the Company will be able to develop these manufacturing capabilities or arrange for qualified sources of those components that it is not able to manufacture.

    Furthermore, the manufacture of the Company's products is subject to current good manufacturing practices requirements prescribed by the FDA or other standards prescribed by the appropriate regulatory agency in the country of use. Additionally, the Company's agreements with licensees either specify pricing formulas for products manufactured and sold by Cygnus to its licensees or specify that prices will be negotiated in the future. There can be no assurance that prices for the Company's products will cover the manufacturing costs for these products in light of the Company's limited manufacturing experience and general supply and demand conditions in the marketplace.

    The Company expects to market and sell certain of its products directly or through co-promotion with third parties. The Company has limited experience in sales, marketing or distribution. If the Company wishes to market a product directly, the Company must develop a substantial marketing staff and sales force with technical expertise. There can be no assurance that the Company will be able to build such a marketing staff or sales force, that the cost of establishing such a marketing staff or sales force will not exceed any product revenues, or that the Company's direct sales and marketing efforts will be successful. In addition, the Company may have to compete with other companies that currently have extensive and well-funded marketing and sales operations.

THIRD-PARTY REIMBURSEMENT.

    Successful commercialization of certain of the Company's products may depend in part on the availability of reimbursement from third-party health care payors, such as private insurance plans and the government. There can be no assurance that such reimbursement will be available. Third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic and diagnostic products. This could potentially have an adverse effect on the Company.

PATENTS AND PROPRIETARY RIGHTS

    The Company's policy is to file patent applications in appropriate situations to protect and preserve, for its own use, technology, inventions and improvements that it considers important to the development of its business. The Company seeks patent protection for its proprietary technologies and products in the U.S., Canada, Australia and key European and Asian countries. The Company also relies on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position.

    The GlucoWatch incorporates technology developed by Cygnus as well as technology licensed exclusively to the Company by the University of California at San Francisco ("UCSF"). UCSF holds two U.S. patents covering technology for extraction of glucose and other analytes through the intact skin, and has a pending U.S. patent application containing further claims. Corresponding foreign applications are also pending. The Company has an exclusive license worldwide under these patents and patent applications. Certain of the Company's glucose monitoring technology had been developed under research and development agreements between Cygnus and PaineWebber R&D Partners II, L.P. In December 1994, Cygnus acquired all of this entity's rights to this technology in exchange for 1,529,941 shares of Cygnus' common stock. The Company has filed ten applications for U.S. patents covering aspects of glucose monitoring technology.

    Cygnus has filed patent applications in the U.S. and elsewhere covering aspects of the composition and manufacture of its transdermal drug delivery systems which it considers patentable. As of December 31, 1996, the Company had a total of 31 U.S. patents issued or allowed, covering compounds that alter the skin's permeation properties, the composition of elastomeric transdermal products, a process for fabricating volatile and heat sensitive drugs into a solid matrix transdermal patch, and ultrasound enhanced drug delivery. The Company has issued United States and foreign patents relating to its transdermal hormone delivery systems and additional applications directed to alternative delivery systems useful for hormone replacement therapy. The Company has numerous additional patent applications worldwide, covering transdermal patch composition, usage, application and chemical enhancers.

    The Company's success depends in large part on its ability to obtain patent protection for its products, preserve its trade secrets and operate without infringing the proprietary rights of others, both in the U.S. and in other countries. Patent applications in the U.S. are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discovery by several months, Cygnus cannot be certain that it was the first to file patent applications on such inventions. No assurance can be made that patents will issue with respect to any of the Company's patent applications or that any patents will provide competitive advantages for its products or will not be challenged or circumvented by competitors. Cygnus also relies on trade secrets and proprietary know-how that it seeks to protect, in part, by confidentiality agreements with its licensees, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be independently developed by its competitors.

    The design, development, manufacture and use of the Company's products involve an inherent risk of product liability claims and associated adverse publicity. The Company currently maintains liability insurance; however, there can be no assurance that its insurance will be adequate to cover claims made against the Company. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms or at all. A successful claim brought against the Company in excess of the Company's insurance coverage could have a material adverse effect upon the Company and its financial condition.

    Any litigation, in the U.S. or abroad, as well as any interference proceedings that may be declared by the United States Patent and Trademark Office (the "Patent Office") to determine the priority of inventions, could result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. Litigation may be necessary to enforce patents issued to the Company or to protect trade secrets or know-how owned by the Company. A negative determination in litigation or interference proceedings in which the Company is a party could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties. Although patent and intellectual property disputes in the pharmaceutical product area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms if at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling certain of its products which would have a material adverse effect on the Company.

    Alza Corporation ("Alza") owns a patent that was issued on May 13, 1986 and contains claims for the transdermal delivery of fentanyl. The Alza fentanyl patent claims were reviewed by the Patent Office during two re-examination procedures, one of which was instituted by Cygnus, but were nevertheless confirmed in January 1989. In January 1994, Cygnus filed a complaint in the U.S. District Court in San Francisco, California against Alza for violation of the antitrust laws and for declaration of unenforceability and invalidity of the Alza patent on fentanyl transdermal systems. In April 1995, motions by Alza to dismiss the suit were granted primarily on the basis that Alza had made insufficient threat of enforcement. The Company appealed this ruling in May 1995. The United States Court of Appeals for the Federal Circuit upheld a 1995 decision of the United States District Court for the Northern District of California which dismissed Cygnus' action seeking a declatory judgment of invalidity and/or unenforceability of Alza Corporation's United States patent relating to the transdermal administration of fentanyl. In dismissing the action, the court did not consider the merits of Cygnus' arguments relating to invalidity/unenforceability of the Alza Corporation patent nor associated antitrust claims, but rather dismissed the action on jurisdictional grounds as failing to establish the presence of an actual controversy between the parties. The Company has effectively suspended its development efforts for the transdermal administration of fentanyl.

    On June 30, 1994, Sanofi, S.A. ("Sanofi") filed a request for arbitration against Cygnus with the International Court of Arbitration. In its request for arbitration, Sanofi has alleged that Cygnus breached its existing contract with Sanofi by, among other things, entering into a product development agreement with another company for the development of transdermal systems in the field of hormone replacement therapy (which agreements pertain to each of the Company's hormone replacement products other than FemPatch). Sanofi claims it has a proprietary interest in certain Cygnus technologies and that it has incurred substantial damages as a result of the alleged breach. Sanofi is seeking to recover from Cygnus approximately $60.0 million for damages attributable to the alleged breach. Cygnus has answered Sanofi's request for arbitration by maintaining that Sanofi's claims are inconsistent with its contractual relationship and that such claims are otherwise without merit. Cygnus plans to continue aggressively defending against this arbitration and has asserted certain counterclaims exceeding the amount being sought by Sanofi. A hearing was held in May 1996 with respect to the liability aspects of Sanofi's claims against Cygnus, and the Tribunal of International Chambers of Commerce (the "Tribunal") announced an interim award in the arbitration proceedings in October 1996. The Tribunal found that two transdermal products for hormone replacement therapy licensed by Cygnus to another company fall within the scope of exclusive license previously granted to Sanofi. Remaining to be heard are Cygnus' liability claims against Sanofi and a determination as to the amount of damages to be awarded to either party. The first of these further hearings is scheduled to take place in March 1997. Should all or part of the claims as sought for by Sanofi, and in the amounts asserted be successful, and should Cygnus' counter claims and defenses not be allowed, the Company could be materially and adversely affected.

MANUFACTURING

    Cygnus generally retains manufacturing rights for its products. The Company's transdermal patches are manufactured using several proprietary materials and production technologies developed by Cygnus in conjunction with equipment and material suppliers. Production of advanced transdermal drug delivery and diagnostic systems requires specialized skills in several areas, such a polymer chemistry and adhesive technology. Since the Company designs a unique transdermal system for each drug, Cygnus' process development engineers become involved early in the product design process. The Company believes that close interaction at the design stage permits development of efficient manufacturing techniques. In addition, Cygnus performs analytical testing in-house for each aspect of the manufacturing process, from raw material studies to final product characterization. The Company has developed proprietary assays to measure patch characteristics such as drug release rate, drug and solvent residues, and product stability. The Company has patented certain aspects of its manufacturing processes.

    Several materials used in the Company's products are currently obtained from single sources. Although the Company has not experienced difficulty acquiring these materials for the manufacture of its products for sale or clinical trials, there can be no assurance that supply interruptions will not occur or that the Company will not have to obtain substitute vendors, if such vendors are available, which would require additional regulatory submissions and approvals. Any such interruption of supplies could have a material adverse effect on the Company's ability to develop, manufacture and sell its products.

    The Company has a 21,000 square foot manufacturing facility and a 22,000 square foot warehouse used in the commercial production of Nicotrol and FemPatch, and the clinical supply of other products. The Company believes the facility will have sufficient capacity to support the planned market introduction of its current products. The facility complies with applicable regulatory requirements. In December 1996, the FDA approved the FemPatch NDA. See "Government Regulation."

EMPLOYEES

    As of February 10, 1997, the Company had 180 employees. Of this total number of employees, 74 were engaged in research and development, including process development, 31 in scientific/regulatory affairs and quality assurance, 21 in general administration, finance, information technology and business development, and 54 in operations and human resources. None of the Company's employees is represented by a labor union. Cygnus has experienced no work stoppages and it believes its employee relations are good.

    The Company's success will depend in large part on the continued services of its scientific, managerial and manufacturing personnel. The loss of a significant group of key personnel could have a material adverse effect on the Company. The Company's success also depends upon its ability to continue to attract and retain other highly qualified scientific, managerial and manufacturing personnel. Competition for such personnel is intense. In this respect, the Company competes with numerous pharmaceutical and health care companies, as well as universities and nonprofit research organizations. There can be no assurance that the Company will continue to be able to attract and retain sufficient qualified personnel.

ITEM 2. PROPERTIES

    Cygnus leases approximately 92,000 square feet in four buildings. Three are located in Redwood City, California and the fourth is located in Menlo Park, California. The headquarters building, approximately 38,000 square feet, is used for laboratories and administrative offices. The manufacturing building, approximately 21,000 square feet, is wholly dedicated to manufacturing and support. The third facility, also in Redwood City, California, has approximately 11,000 square feet of which approximately 8,000 square feet are utilized for additional administrative offices and the remainder is reserved for expansion purposes. The fourth facility, which is located in Menlo Park, has approximately 22,000 square feet, and is used for storage of manufacturing materials and final products.

    The three facilities in Redwood City are leased through 1998 with an option to renew at the then fair market value through 2003. The facility in Menlo Park is leased over a three period ending in 1999.

    The manufacturing facility was designed and constructed to comply with cGMP standards. Cygnus has received licenses from the California Department of Health Services and the DEA for the manufacture of drug products in this facility, and has filed a Drug Master File for the facility with the FDA. The Company believes that this manufacturing facility has sufficient capacity to meet current operating requirements and satisfy foreseeable future demands for its commercial products Nicotrol and FemPatch. To the extent that the manufacturing facility is not used for commercial production, the Company intends to maintain a minimum level of staffing and utilize the excess capacity for producing clinical supplies and process improvement.

    As the Company completes the development of its hormone replacement products, it will begin the evaluating its existing manufacturing plans under which a new manufacturing site may become necessary.

ITEM 3. LEGAL PROCEEDINGS

    The United States Court of Appeals for the Federal Circuit upheld a 1995 decision of the United States District Court for the Northern District of California which dismissed Cygnus' action seeking a declatory judgment of invalidity and/or unenforceability of Alza Corporation's United States patent relating to the transdermal administration of fentanyl. In dismissing the action, the court did not consider the merits of Cygnus' arguments relating to invalidity/unenforceability of the Alza Corporation patent nor associated antitrust claims, but rather dismissed the action on jurisdictional grounds as failing to establish the presence of an actual controversy between the parties. The Company has effectively suspended its development efforts for the transdermal administration of fentanyl.

    On June 30, 1994, Sanofi, S.A. ("Sanofi") filed a request for arbitration against Cygnus with the International Court of Arbitration. In its request for arbitration, Sanofi has alleged that Cygnus breached its existing contract with Sanofi by, among other things, entering into a product development agreement with another company for the development of transdermal systems in the field of hormone replacement therapy (which agreements pertain to each of the Company's hormone replacement products other than FemPatch). Sanofi claims it has a proprietary interest in certain Cygnus technologies and that it has incurred substantial damages as a result of the alleged breach. Sanofi is seeking to recover from Cygnus approximately $60.0 million for damages attributable to the alleged breach. Cygnus has answered Sanofi's request for arbitration by maintaining that Sanofi's claims are inconsistent with its contractual relationship and that such claims are otherwise without merit. Cygnus plans to continue aggressively defending against this arbitration and has asserted certain counterclaims exceeding the amount being sought by Sanofi. A hearing was held in May 1996 with respect to the liability aspects of Sanofi's claims against Cygnus, and the Tribunal of International Chambers of Commerce (the "Tribunal") announced an interim award in the arbitration proceedings in October 1996. The Tribunal found that two transdermal products for hormone replacement therapy licensed by Cygnus to another company fall within the scope of exclusive license previously granted to Sanofi. Remaining to be heard are Cygnus' liability claims against Sanofi and a determination as to the amount of damages to be awarded to either party. The first of these hearings is scheduled to take place in March 1997. Should all or part of the claims as sought for by Sanofi, and in the amounts asserted be successful, and should Cygnus' counter claims and defenses not be allowed, the Company could be materially and adversely affected.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were brought to a vote of the Company's Stockholders in the quarter ended December 31, 1996.

                               EXECUTIVE OFFICERS

    As of February 1, 1997, the executive officers of the Company, who serve at the discretion of the Board of Directors, are as follows:

NAME                                                       AGE                              TITLE
-----------------------------------------------------      ---      -----------------------------------------------------

Gary W. Cleary, Ph.D.................................          54   Chairman of the Board of Directors and Chief
                                                                      Technical Officer

Gregory B. Lawless, Ph.D.............................          57   President, Chief Executive Officer and Director

Neil R. Ackerman, Ph.D...............................          53   Senior Vice President, Research & Development

Craig W. Carlson.....................................          48   Vice President, Corporate Marketing and Strategic
                                                                      Planning

James F. Grady, Jr., Ph.D............................          48   Vice President, Operations and Human Resources

John C. Hodgman......................................          42   Vice President, Finance and Chief Financial Officer;
                                                                      President, Cygnus Diagnostics

Stephen N. Kirnon....................................          34   Vice President, Business Development

Alan F. Russell, Ph.D................................          55   Senior Vice President, Scientific Affairs

    Dr. Cleary, the Company's founder and Chairman of the Board of Directors, also served as the Company's President and Chief Executive Officer from its inception until July 1986. Since 1986, Dr. Cleary has served as Chief Technical Officer of the Company. During his professional career, Dr. Cleary served as an investigator with the U.S. Food and Drug Administration and held research and management positions at Cutter Labs, Alza Corporation, Key Pharmaceuticals, Inc. and Genentech Inc. Dr. Cleary holds an M.B.A. in Health Sciences from the University of Miami, a Ph.D. in Pharmaceutical Sciences from Rutgers University and a Pharm.D. in Pharmacy from the University of California, San Francisco.

    Dr. Lawless joined Cygnus in January 1992 as President, Chief Executive Officer and Director. From March 1989 to January 1992, Dr. Lawless was President and Chief Operating Officer of Chiron Corporation, a biopharmaceutical company. Prior to joining Chiron he held various positions with the DuPont Co. from May 1969 to March 1989, including serving as Chief Operating Officer of its pharmaceutical subsidiary and as Director of DuPont Specialty Diagnostic Division. He holds a Ph.D. in Pharmaceutical Chemistry from Temple University.

    Dr. Ackerman joined Cygnus in May of 1994 as Vice President of Research and Development. In January 1997 Dr. Ackerman was promoted to Senior Vice President of Research and Development. Since 1990, Dr. Ackerman served as Vice President of Research and Development for Glycomed, leading their discovery efforts focused on cardiovascular and inflammatory diseases. From 1982 to 1990, he was Research Director, Cancer and Inflammatory Diseases, with DuPont Pharmaceuticals, responsible for leading a 100-person staff that had the objective of discovering therapeutics for cancer, inflammatory and immune-based diseases. Prior to that he was employed by Syntex and Pfizer in research and management capacities. Dr. Ackerman received a B.S. and Ph.D. from the University of Maryland and completed a post-doctoral fellowship at Stanford University.

    Mr. Carlson joined the Company in July 1993 as Vice President, Corporate Communications, after 15 years in the advertising and marketing industry. In January 1997, Mr. Carlson was given additional responsibilities for strategic planning. His current title is Vice President, Corporate Marketing and Strategic Planning. From 1988 to July 1993, he was Vice President and Group Director at Young &

Rubicam Advertising in San Francisco. Prior to that, Mr. Carlson was Vice President of Campbell-Mithun Advertising. He holds a B.A. from Union College and an M.B.A. from Stanford University.

    Dr. Grady joined the Company in May 1993 as Vice President, Human Resources. In June 1995, Dr. Grady was additionally appointed Vice President, Operations and Human Resources. From January 1989 to May 1993, Dr. Grady led the human resources function for a division of Beckman Instruments. From 1986 to January 1989, Dr. Grady held various positions with SmithKline Beckman (now SmithKline Beechman) including Director of Compensation & Organizational Development for their worldwide research and development business unit. He holds a B.S. in Psychology and a Ph.D. in Education from the University of Pittsburgh.

    Mr. Hodgman joined Cygnus in August 1994 as Vice President, Finance and Chief Financial Officer. In June 1995, Mr. Hodgman was additionally appointed President of Cygnus Diagnostics. Prior to joining Cygnus, Mr. Hodgman served as Vice President of Operations and Finance and Chief Financial Officer for Central Point Software, a PC and networking software company. Prior to that, he was the Vice President of Finance and Administration and Chief Financial Officer of Ateq Corporation. Mr. Hodgman holds a B.S. degree from Brigham Young University and an M.B.A. from the University of Utah.

    Mr. Kirnon joined Cygnus in April 1993 as Director, Business Development. In January 1997, Mr. Kirnon was promoted to Vice President, Business Development. Prior to joining Cygnus, Mr. Kirnon served as the National Sales & Marketing Manager for BioGenex, Inc. Prior to that, he worked at SmithKline Beecham Corporation. Mr. Kirnon holds a B.A. in Biochemical Sciences from Harvard University and an MBA from Pepperdine University in General Management.

    Dr. Russell joined the Company in May 1992 as Vice President, Scientific Affairs, and was promoted to Senior Vice President in November, 1994. Dr. Russell was Vice President for Scientific Affairs at Chiron Corporation from 1987 to April 1992. He held the same position at Beecham Laboratories from 1983 to 1987, prior to which he held various positions at Syntex Corporation from 1971 to 1983, including Director of Regulatory Affairs for Investigational Drugs. He holds a Ph.D. in Organic Chemistry from the University of New South Wales and an M.B.A. and J.D. from the University of Santa Clara.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    The market price for shares of the Company's Common Stock has been highly volatile. Factors such as the results of preclinical studies and clinical trials for Cygnus' products or products of its competitors, announcements of technological innovations, strategic relationships, new product introductions by the Company or its competitors, governmental regulation, regulatory approvals or delays or developments relating to patent or proprietary rights, as well as period-to-period fluctuations in financial results, may have a significant impact on the market price of the Common Stock. Additionally, in recent years, the stock market has experienced extreme price and volume fluctuations.

    The section entitled "Market Price of and Dividends on Common Stock and Related Shareholder Matters" on page 25 of the Company's Consolidated Financial Statements section of the Annual Report to Stockholders for the year ended December 31, 1996 is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

    The section entitled "Selected Financial Data" on page 1 of the Company's Consolidated Financial Statements section of the 1996 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 2 through 8 of the Company's Consolidated Financial Statements section of the 1996 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements and footnotes thereto, together with the report thereon of Ernst & Young LLP dated January 20, 1997 on pages 9 through 24 of the Company's Consolidated Financial Statements section of the 1996 Annual Report is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Cygnus incorporates by reference the information concerning its directors set forth under the heading "Proposal One--Re-Election of Directors" in Cygnus' definitive Proxy Statement filed for its 1997 Annual Meeting of Stockholders.

    Information concerning Cygnus' executive officers appears at the end of Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

    Cygnus incorporates by reference the information set forth under the heading "Executive Compensation and Other Information" in the Cygnus' definitive Proxy Statement filed pursuant to Regulation 14A for its 1997 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Cygnus incorporates by reference the information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Cygnus' definitive Proxy Statement filed pursuant to Regulation 14A for its 1997 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Cygnus incorporates by reference the information set forth under the headings "Proposal One--Re-Election of Directors" and "Executive Compensation and Other Information" in the Cygnus' definitive Proxy Statement filed pursuant to Regulation 14A for its 1997 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a.1) FINANCIAL STATEMENTS AND REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

    The following Consolidated Financial Statements included in the Annual Report to Stockholders are incorporated by reference in Item 8.

                                                                                           PAGE REFERENCE IN
                                                                                           ANNUAL REPORT TO
                                                                                             STOCKHOLDERS
                                                                                           -----------------
Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and
  1994...................................................................................              8
Consolidated Balance Sheets as of December 31, 1996 and 1995.............................              9
Consolidated Statement of Stockholders' Equity for the years ended December 31, 1996,
  1995 and 1994..........................................................................             10
Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and
  1994...................................................................................             11
Notes to Consolidated Financial Statements...............................................             12

a.2)  FINANCIAL STATEMENT SCHEDULE

II. Valuation and Qualifying Accounts..................................           S-1

    All other financial statement schedules are omitted because they are not required or the information is disclosed in the financial statements listed in item 14a.1).

b)  REPORTS ON FORM 8-K

    No Reports on Form 8-K were filed during the fourth quarter of 1996.

c)  EXHIBITS

    The following exhibits are filed herewith or incorporated by reference:

      3.1  Bylaws of the Registrant, as amended, incorporated by reference to Exhibit
             3.3 of the Registrant's Registration Statement Form S-1 No. 33-38363.

      3.2  Restated Articles of Incorporation of the Registrant, as amended to date, incorporated by reference to Exhibit 3.4 of the Registrant's Registration
             Statement Form S-1 No. 33-38363.

      4.1  Specimen of Common Stock certificate of the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement Form
             S-1 No. 33-38363.

      4.2  Rights Agreement dated September 21, 1993 between the Company and Chemical
             Trust Bank of California (the "Transfer Agent"), which includes the
             Certificate of Determination for the Series A Junior Participating
             Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit I of the Registrant's Form 8-A filed on October 21, 1993, Registration No. 0-18962.

     10.1  Warrant dated September 28, 1990 issued by the Registrant to Paine Webber
             R&D Partners II, L.P., incorporated by reference to Exhibit 10.5 of the
             Registrant's Registration Statement Form S-1 No. 33-38363.

     10.2  Agreement dated October 1, 1992 between the Registrant and Kabi Pharmacia, incorporated by reference to Exhibit 19.1 of the Registrant's Form 10-Q for the quarter ended September 30, 1992, Registration No. 0-18962.

     10.3  Amended August 29, 1986 Agreement dated as of May 30, 1988 between the
             Registrant and Sanofi S.A. ("Sanofi"), incorporated by reference to
             Exhibit 10.9A of the Registrant's Registration Statement Form S-1 No.
             33-38363.

     10.4  Amendment No. 1 made as of May 4, 1990 to the Amended August 29, 1986
             Agreement between the Registrant and Sanofi, incorporated by reference to
             Exhibit 10.9B of the Registrant's Form S-1 Registration Statement No.
             33-38363.

     10.5  Amendment No. 2 made as of August 31, 1990 to the Amended August 29, 1986
             Agreement between the Registrant and Sanofi, incorporated by reference to
             Exhibit 10.9C of the Registrant's Form S-1 Registration Statement No.
             33-38363.

     10.6  Supply Agreement dated September 28, 1990 between the Registrant and Warner-
             Lambert Company, incorporated by reference to Exhibit 10.12 of the
             Registrant's Form S-1 Registration Statement No. 33-38363.

     10.7  Agreement dated November 29, 1990 between the Registrant and Warner-Lambert
             Company, incorporated by reference to Exhibit 10.13 of the Registrant's
             Form S-1 Registration Statement No. 33-38363.

     10.8  Ten-year Industrial Net Lease Agreement (Building No. 2) dated September 27,
             1988 between the Registrant and Seaport Centre Venture Phase I, incorporated by reference to Exhibit 10.26 of the Registrant's Form S-1
             Registration Statement No. 33-38363.

     10.9  Ten-year Industrial Net Lease Agreement (Building No. 8) dated September 27,
             1988 between the Registrant and Seaport Centre Venture Phase I, incorporated by reference to Exhibit 10.27 of the Registrant's Form S-1
             Registration Statement No. 33-38363.

    10.10  Sublease Agreement dated June 12, 1990 between the Registrant and M&T
             Publishing, Inc., incorporated by reference to Exhibit 10.28 of the Registrant's Form S-1 Registration Statement No. 33-38363.

    10.11  Letter Agreement dated December 18, 1991 between the Registrant and Menlo
             Capital Corporation, incorporated by reference to Exhibit 10.33 of the
             Registrant's Form S-1 Registration Statement No. 33-45180.

    10.12  Lease Agreement dated as of October 15, 1991 between the Registrant and
             Lincoln Menlo Associates Limited, a California Limited Partnership,
             incorporated by reference to Exhibit 10.34 of the Registrant's Form S-1
             Registration Statement No. 33-45180.

    10.13  Services Agreement made as of April 6, 1990 between the Registrant and
             DepoMed Systems, Inc., incorporated by reference to Exhibit 10.35 of the
             Registrant's Form S-1 Registration Statement No. 33-45180.

    10.14  Loan and Security Agreement dated June 26, 1992 between the Registrant and
             AT&T Commercial Finance Corporation. Incorporated by reference to Exhibit
             10.30 of the Registrant's Form 10-K for the fiscal year ended December 31,
             1993.

   *10.15  Distributorship Agreement dated as of February 9, 1996 between the
             Registrant and Becton Dickinson. Incorporated by reference to exhibit 10.1 of the Company's Form 10-Q for the quarter ended March 31, 1996.

   *10.16  Agreement dated November 11, 1993 between the Registrant and Kabi Pharmacia
             (the "Kabi Agreement") Incorporated in reference to exhibit 10.33 of the
             Company's Form 10-K for the fiscal year ended December 31, 1993.

   *10.17  Development, Supply and License Agreement dated December 28, 1993 between the Registrant and Wyeth-Ayerst, a division of American Home Products (the
             "U.S. Agreement") Incorporated by reference to exhibit 10.34 of the
             Company's Form 10-K for the fiscal year ended December 31, 1993.

   *10.18  Development, Supply and License Agreement dated December 28, 1993 between the Registrant and Wyeth-Ayerst, a division of American Home Products (the
             "International Agreement") Incorporated by reference to exhibit 10.35 of the Company's Form 10-K for the fiscal year ended December 31, 1993.

   *10.19  Loan and Security Agreement between the Registrant and Silicon Valley Bank entered into as of June 24, 1996. Incorporated by reference to exhibit
             10.1 of the Company's Form 10-Q for the quarter ended June 30, 1996.

    10.20  Product Development, Supply and License Agreement dated June 8, 1994 between the Registrant and Ortho Pharmaceutical Corporation, a division of Johnson
             & Johnson. Incorporated by reference to exhibit 10.35 of the Company's
             Form 10-Q for the quarter ended June 30, 1994.

    10.21  Agreement dated November 22, 1994, between the Registrant and Kabi Pharmacia
             (the "Kabi" Agreement). Incorporated by reference to exhibit 10.39 of the
             Company's Form 10-K for the fiscal year ended December 31, 1994.

    10.22  Loan and Security Agreement between Silicon Valley Bank and Registrant entered into as of December 21, 1994. Incorporated by reference to exhibit
             10.40 of the Company's Form 10-K for the fiscal year ended December 31,
             1994.

    10.23  GMS Technology Purchase Agreement dated December 30, 1994, between the
             Registrant and PaineWebber. Incorporated by reference to exhibit 10.41 of the Company's Form 10-K for the fiscal year ended December 31, 1994.

    10.24  Lease Agreement dated January 18, 1995, between the Registrant and Comdisco for $4.5 million. Incorporated by reference to exhibit 10.42 of the
             Company's Form 10-K for the fiscal year ended December 31, 1994.

   *10.25  Product Supply and Distribution Agreement between the Registrant and
             Yamanouchi Pharmaceutical Co., LTD. dated as of July 14, 1996.
             Incorporated by reference to exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 1996.

                                        EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

    10.26  1994 Stock Option / Award Plan, incorporated by reference to Exhibit 99.1 of the Registrant's Form S-8 Registration Statement No. 333-18357.

    10.27  Amended 1991 Employee Stock Purchase Plan incorporated by reference to
             Exhibit 99.2 of the Registrant's Form S-8 Registration Statement No.
             333-18357.

    10.28  Form of Indemnification Agreement for Directors and Officers, incorporated by reference to Exhibit 10.29 of the Registrant's Form S-1 Registration
             Statement No. 33-38363.

    10.29  1991 Bonus Plan for Director-Level Employees and Officers, incorporated by reference to Exhibit 10.36 of the Registrant's Form S-1 Registration
             Statement No. 33-45180.

    10.30  Amended and Restated Employment Agreement dated January 29, 1996 between the
             Registrant and Gregory B. Lawless.

    10.31  Form of Agreement with Executive Officers relating to change in control .

------------------------

     11.1  Statement regarding Computation of Loss per Share

     13.0  Company's Consolidated Financial Statements section of the 1996 Annual
             Report

     23.1  Consent of Ernst & Young LLP, Independent Auditors

     25.1  Power of Attorney (see page 31)

     27.0  Financial Data Schedule

------------------------

* A confidential treatment request has been applied for or granted with respect to a portion of this document.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March, 1997.

                                CYGNUS, INC.

                                By:             /s/ JOHN C. HODGMAN
                                     ------------------------------------------
                                                  John C. Hodgman
                                         VICE PRESIDENT, FINANCE AND CHIEF
                                                 FINANCIAL OFFICER
                                        (AND PRINCIPAL ACCOUNTING OFFICER);
                                           PRESIDENT, CYGNUS DIAGNOSTICS

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Gregory B. Lawless and John C. Hodgman, and each one of them, attorneys-in-fact for the undersigned, each with the power of substitution, for the undersigned in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his/her name.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                           TITLE                          DATE
------------------------------------------------------  -----------------------------------------  -----------------

              /s/ GARY W. CLEARY, PH.D.                 Chairman of the Board of Directors and        March 21, 1997
     -------------------------------------------          Chief Technical Officer
                Gary W. Cleary, Ph.D.

            /s/ GREGORY B. LAWLESS, PH.D.               President, Chief Executive Officer            March 21, 1997
     -------------------------------------------          (Principal Executive Officer) and
              Gregory B. Lawless, Ph.D.                   Director

                 /s/ JOHN C. HODGMAN                    Vice President, Finance and Chief             March 21, 1997
     -------------------------------------------          Financial Officer (and Principal
                   John C. Hodgman                        Accounting Officer); President, Cygnus
                                                          Diagnostics

             /s/ JAMES GRADY, JR., PH.D.                Vice President, Operations and Human          March 21, 1997
     -------------------------------------------          Resources (and Secretary)
               James Grady, Jr., Ph.D.

                  /s/ FRANK T. CARY                     Director                                      March 21, 1997
     -------------------------------------------
                    Frank T. Cary

                 /s/ ANDRE F. MARION                    Director                                      March 21, 1997
     -------------------------------------------
                   Andre F. Marion

                /s/ RICHARD G. ROGERS                   Director                                      March 21, 1997
     -------------------------------------------
                  Richard G. Rogers

                /s/ WALTER B. WRISTON                   Director                                      March 21, 1997
     -------------------------------------------
                  Walter B. Wriston

                                                                     SCHEDULE II

                                  CYGNUS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                             (DOLLARS IN THOUSANDS)

                                                    BALANCE AT     CHARGED TO     CHARGED TO
                                                   BEGINNING OF     COSTS AND        OTHER                     BALANCE AT
                                                       YEAR         EXPENSES       ACCOUNTS      DEDUCTIONS    END OF YEAR
                                                   -------------  -------------  -------------  -------------  -----------
Year ended December 31, 1996:
  Deducted from asset accounts:
    Allowance for doubtful accounts..............    $   1,137      $      --      $      --      $      --     $   1,137
    Warranty reserve.............................          435             --             --             --           435
                                                        ------          -----          -----          -----    -----------
                                                     $   1,572      $      --      $      --      $      --     $   1,572
                                                        ------          -----          -----          -----    -----------
                                                        ------          -----          -----          -----    -----------
Year ended December 31, 1995:
  Deducted from asset accounts:
    Allowance for doubtful accounts..............    $   1,028      $     109      $      --      $      --     $   1,137
    Warranty reserve.............................          435             --             --             --           435
                                                        ------          -----          -----          -----    -----------
                                                     $   1,463      $     109      $      --      $      --     $   1,572
                                                        ------          -----          -----          -----    -----------
                                                        ------          -----          -----          -----    -----------
Year ended December 31, 1994:
  Deducted from asset accounts:
    Allowance for doubtful accounts..............    $   1,014      $      14      $      --      $      --     $   1,028
    Warranty reserve.............................          435             --             --             --           435
                                                        ------          -----          -----          -----    -----------
                                                     $   1,449      $      14      $      --      $      --     $   1,463
                                                        ------          -----          -----          -----    -----------
                                                        ------          -----          -----          -----    -----------