Form 10-Q
period 1997-03-31
CYGNUS INC /DE/
filed 1997-05-14
CIK 870755

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-Q

  X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-----     Exchange Act of 1934

                 For the quarterly period ended MARCH  31, 1997

                                     or

          Transition Report Pursuant to Section 13 or 15(d) of the Securities
-----     Exchange Act of 1934

                 For the Transition Period from _____ to  _____


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

Number of shares outstanding of each of the registrant's classes of common stock as of MAY 8, 1997:

Common Stock -  18,826,146 shares

                                                              Total pages:  15
                                               Page number of exhibit index:14

                                 CYGNUS, INC.

                                    INDEX

PART I. FINANCIAL INFORMATION                                        PAGE NO.
                                                                     --------

     Item 1:   Financial Statements


     Consolidated Statements of Operations for the three month
       period ended March 31, 1997 and 1996 (unaudited) ............     2

     Consolidated Condensed Balance Sheets at March 31, 1997
       (unaudited) and December 31,1996 ............................     3

     Consolidated Statements of Cash Flows for the three month
       period ended March 31, 1997 and 1996 (unaudited) ............     4

     Notes to Consolidated Financial Statements (unaudited) ........     5


     Item 2:   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ...............     7


PART II. OTHER INFORMATION


     Item 1:   Legal Proceedings ..................................     13

     Item 6:   Exhibits and Reports on Form 8-K ...................     14


SIGNATURES ........................................................     15

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                  CYGNUS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                     (In thousands, except per share data)


                                                THREE MONTHS ENDED MARCH 31,
                                                     1997          1996
                                                  ----------     ----------
Product revenues                                   $  1,700       $     18
Contract revenues                                     3,390          3,440
Royalty and other revenues                            4,202            306
                                                   --------       --------
          TOTAL REVENUES                              9,292          3,764

Costs and expenses:
     Costs of products sold                           2,422            958
     Research and development                         5,831          5,217
     Marketing, general and administrative            1,692          2,338
                                                   --------       --------
          TOTAL COSTS AND EXPENSES                    9,945          8,513

LOSS FROM OPERATIONS                                   (653)        (4,749)

Interest income, net                                    290            544
                                                   --------       --------

NET LOSS                                            $  (363)     $  (4,205)
                                                   --------       --------
                                                   --------       --------

NET LOSS PER SHARE                                  $ (0.02)     $   (0.23)
                                                   --------       --------
                                                   --------       --------

Shares used in computation of
  net loss per share                                 18,744         18,362
                                                   --------       --------
                                                   --------       --------


(See accompanying notes.)

                                  CYGNUS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (In thousands)


                                                   MARCH 31,      December 31,
ASSETS:                                              1997             1996
                                                  -----------      ------------
                                                  (unaudited)
Current assets:
   Cash and cash equivalents                       $  22,296         $  33,148
   Short-term investments                             27,960            16,286
   Trade accounts receivable, net of allowance         2,116             7,759
   Inventories                                         2,028             2,331
   Prepaid expenses and other current assets           1,492             1,010
                                                   ---------         ---------
           TOTAL CURRENT ASSETS                       55,892            60,534

Equipment and improvements, at cost                   19,228            19,462
   Less accumulated depreciation and amortization    (14,208)          (13,872)
                                                   ---------         ---------
       NET EQUIPMENT AND IMPROVEMENTS                  5,020             5,590

Lease deposits and other assets                        3,459             2,674
                                                   ---------         ---------

                                 TOTAL ASSETS      $  64,371         $  68,798
                                                   ---------         ---------
                                                   ---------         ---------

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
   Accounts payable                                    1,352             2,153
   Accrued compensation                                1,611             3,177
   Accrued professional services                       1,213               691
   Other accrued liabilities                           2,283             2,465
   Customer advances                                   1,110             1,146
   Current portion of deferred revenue                 8,382            10,912
   Current portion of long term debt                   2,614             2,289
   Current portion of capital lease obligations        1,066             1,315
                                                   ---------         ---------
           TOTAL CURRENT LIABILITIES                  19,631            24,148

Long-term portion of deferred revenue                  2,171             2,567
Long-term portion of debt                              5,547             6,444
Long-term  portion of capital lease obligations          920             1,076
Accrued rent and other long-term liabilities           4,089             3,350

Stockholders' equity:
     Common stock                                    118,483           117,284
     Accumulated deficit                             (86,470)          (86,071)
                                                   ---------         ---------
           TOTAL STOCKHOLDERS' EQUITY                 32,013            31,213
                                                   ---------         ---------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  64,371         $  68,798
                                                   ---------         ---------
                                                   ---------         ---------


 (See accompanying notes.)

                                  CYGNUS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase/(Decrease) in Cash and Cash Equivalents
                                   (unaudited)
                                  (In thousands)


                                                  THREE MONTHS ENDED MARCH 31,
                                                      1997           1996
                                                  -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $     (363)     $  (4,205)
  Adjustments to reconcile net loss to cash
     (used in)/provided by operating activities:
     Depreciation and amortization                     1,185            696
     Decrease/(increase) in assets                     4,627          1,039
     Increase/(decrease) in liabilities               (4,225)         2,393
                                                  ----------      ---------
        NET CASH (USED IN)/PROVIDED BY
          OPERATING ACTIVITIES                         1,224            (77)
                                                  ----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                               (639)          (300)
     Decrease/(increase) in short-term
       investments                                   (11,660)       (11,724)
                                                  ----------      ---------
        NET CASH (USED IN)/PROVIDED BY
          INVESTING ACTIVITIES                       (12,299)       (12,024)
                                                  ----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                          1,200          2,831
     Principal payments of long-term debt               (572)          (122)
     Payment of capital lease obligations               (405)          (343)
                                                  ----------      ---------
        NET CASH (USED IN)/PROVIDED BY
          FINANCING ACTIVITIES                           223          2,366
                                                  ----------      ---------

NET (DECREASE)/INCREASE IN CASH AND
  CASH EQUIVALENTS                                   (10,852)        (9,735)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                           33,148         30,445
                                                  ----------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  22,296      $  20,710
                                                   ----------     ---------
                                                   ----------     ---------


(See accompanying notes.)

CYGNUS, INC.
March 31, 1996


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

     Cygnus, Inc. (the "Company" or "Cygnus") was incorporated in California in April 1985. In September 1995 the Company reincorporated in Delaware.

     The consolidated financial statements as of and for the three month periods ended March 31, 1997 and 1996, included herein, are unaudited, but include all adjustments (consisting only of normal recurring adjustments), which the management of Cygnus, Inc. believes necessary for a fair presentation of the financial position as of the reported dates and the results of operations for the respective periods presented. Interim financial results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 1996 included in the Company's 1996 Annual Report and incorporated by reference on Form 10-K.

2.   NET LOSS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earning per Share" which is required to be adopted by the Company on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants, Common Stock Equivalents ("CSE"), will be excluded. The Company is not impacted by Statement 128 on the calculation of primary or fully diluted loss per share for the quarters ended March 31, 1997 and March 31, 1996 since the Company's stock options and warrants are considered CSE and their effect is currently anti-dilutive.

     Currently, net loss per share is computed using the weighted average number of shares of common stock outstanding. CSE shares from stock options and warrants are excluded from the computation as their effect is anti-dilutive.

3.   LEGAL PROCEEDINGS

     On June 30, 1994, Sanofi, S.A. ("Sanofi") filed a request for arbitration against Cygnus with the International Court of Arbitration. In its request for arbitration, Sanofi has alleged that Cygnus breached its existing contract with Sanofi by, among other things, entering into a product development agreement with another company for the development of transdermal systems in the field of hormone replacement therapy (which agreements pertain to each of the Company's hormone replacement products other than FemPatch-Registered Trademark-). Sanofi claims it has a proprietary interest in certain Cygnus technologies and that it has incurred substantial damages as a result of the alleged breach. Sanofi is seeking to recover from Cygnus approximately $60.0 million for damages attributable to the alleged breach. Cygnus has answered Sanofi's request for arbitration by maintaining that Sanofi's claims are inconsistent with its contractual relationship and that such

CYGNUS, INC.
March 31, 1996


claims are otherwise without merit. Cygnus plans to continue aggressively defending against this arbitration and has asserted certain counterclaims exceeding the amount being sought by Sanofi. A hearing was held in May 1996 with respect to the liability aspects of Sanofi's claims against Cygnus, and the Tribunal of International Chambers of Commerce (the "Tribunal") announced an interim award in the arbitration proceedings in October 1996. The Tribunal found that two transdermal products for hormone replacement therapy licensed by Cygnus to another company fall within the scope of an exclusive license previously granted to Sanofi. In March 1997 hearings were held during which Cygnus presented its liability claims against Sanofi to the Tribunal. Post-hearing briefs of Cygnus and Sanofi were submitted in April 1997 and a decision of the Tribunal as to Cygnus' claims against Sanofi is pending. Remaining to be heard is a determination as to the amount of damages to be awarded to either party. Should all or part of the claims as sought for by Sanofi, and in the amounts asserted be successful, and should Cygnus' counter claims and defenses not be allowed, the Company could be materially and adversely affected.

     In May 1997 Cygnus reported it had initiated arbitration proceedings against Pharmacia & Upjohn ("Pharmacia") related to Nicotrol-Registered Trademark-, Cygnus' smoking cessation patch. In March of this year, Cygnus announced that Pharmacia exercised its option to purchase the U.S. manufacturing rights for Nicotrol. The agreement between Cygnus and Pharmacia provided that Pharmacia would be obligated to pay Cygnus for, among other things, existing inventory costs and for certain purchase order commitments. Pharmacia disputes their obligations regarding inventory costs and purchase order commitments. The arbitration is intended to resolve these matters. Should Cygnus' claims not be allowed, the Company could be adversely affected.

     The United States Court of Appeals for the Federal Circuit upheld a 1995 decision of the United States District Court for the Northern District of California which dismissed Cygnus' action seeking a declaratory judgment of invalidity and/or unenforceability of Alza Corporation's United States patent relating to the transdermal administration of fentanyl. Consequently, the Company has effectively suspended its development efforts for the transdermal administration of fentanyl.

CYGNUS, INC.
March 31, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE DISCUSSION SET FORTH BELOW CONTAINS PROJECTIONS AND FORWARD LOOKING STATEMENTS REGARDING FUTURE EVENTS AND THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY. WE WISH TO CAUTION YOU THAT THESE STATEMENTS ARE ONLY OUR PREDICTIONS AND OBJECTIVES. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. PLEASE NOTE IN PARTICULAR THROUGHOUT THIS DOCUMENT WHERE WE HAVE HIGHLIGHTED SPECIFIC RISKS ASSOCIATED WITH THE COMPANY AND ITS ACTIVITIES. WE ALSO REFER YOU TO DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, SUCH AS ITS FORM 10-K, ITS OTHER 10-Q AND FORM 8-K REPORTS. THESE DOCUMENTS AND THE DISCUSSION BELOW CONTAIN IMPORTANT FACTORS, INCLUDING WITHOUT LIMITATION THOSE INVOLVING CERTAIN ONGOING ARBITRATION PROCEEDINGS INVOLVING THE COMPANY, THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER FROM OUR CURRENT EXPECTATIONS AND THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

GENERAL

     Cygnus, Inc. (the "Company" or "Cygnus") is engaged in the development of diagnostic and drug delivery systems, with its current efforts primarily focused on three core technologies: a painless, automatic glucose monitoring device, transdermal drug delivery systems and mucosal drug delivery systems.

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

     Cygnus' licensees generally have the right to abandon a product development effort at any time for any reason without significant penalty, and this can result in delays in clinical testing, in the preparation and processing of regulatory filings and in commercialization efforts. Licensees have exercised this right in the past, and there can be no assurance that current and future licensees will not exercise this right in the future. Such cancellations may cause delays in product development. If a licensee were to terminate funding one of the Company's products, Cygnus would either self-fund development efforts, identify and enter into an agreement with an alternative licensee or suspend further development work on the product. There can be no assurance that, if necessary, the Company would be able to negotiate an agreement with an alternative licensee on acceptable terms. Since all payments to the Company under its licensing agreements following their execution are contingent on the occurrence of future events or sales levels, and the agreements are terminable by the licensee, no assurance can be given as to whether the Company will receive any particular payment thereunder or as to the amount or timing of any such payment. The Company may choose to self-fund certain research and development projects in order to exploit its technologies. Any increase in Company-sponsored research and development activities will have an immediate adverse effect on the Company's results of operations. However, should such

CYGNUS, INC.
March 31, 1996


Company-sponsored research and development activities result in a commercial product, the long-term effect on the Company's results of operations could be favorable.

     For the Company to be successful, it will need to develop new drug delivery and diagnostic products. Furthermore, the Company's ability to develop and commercialize products in the future will depend on its ability to enter into collaborative arrangements with additional licensees on favorable terms. There can be no assurance that the Company will be able to enter into new collaborative arrangements on such terms, if at all.

     The Company's results of operations vary significantly from year to year and depend on, among other factors, the signing of new product development agreements and the timing of recognizing payment amounts specified thereunder, the timing of recognizing license fees and cost reimbursement payments made by pharmaceutical licensees, the demand for its Nicotrol-Registered Trademark- product, the demand for and shipments of its FemPatch product, and the costs associated with its manufacture. The Company's contract revenues are generally earned and recognized based on the percentage of actual efforts expended compared to total expected efforts during the development period for each contract. However, contract revenues are not always aligned with the timing of related expenses. To date, research and development expenses generally have exceeded contract revenue in any particular period and the Company expects the same situation to continue for the next few years. In addition, the level of revenues in any given period is not necessarily indicative of expected revenues in future periods. The Company has incurred net losses each year since its inception and does not believe it will achieve profitability in 1997. At March 31, 1997, the Company's accumulated deficit was approximately $86.5 million.

RESULTS OF OPERATIONS:

COMPARISON FOR THE QUARTERS ENDED MARCH 31, 1997 AND 1996

     PRODUCT REVENUES for the quarter ended March 31, 1997 were $1.7 million compared to $0.02 million for the quarter ended March 31, 1996.

     In November 1993, the Company entered into an agreement pursuant to which the Company granted Pharmacia & Upjohn, Inc. ("Pharmacia") the exclusive worldwide right to manufacture Nicotrol in return for a royalty based on Pharmacia's sales of such products. Prior to that, Pharmacia had the exclusive right to manufacture Nicotrol outside of North America and was obligated to pay to Cygnus a royalty based on Pharmacia's sales of such products outside of North America. The November 1993 agreement, as amended in November 1994, obligated Cygnus to continue to manufacture and supply Nicotrol until December 31, 1995. In February of 1996, the Company and Pharmacia further amended the 1993 agreement to provide that Cygnus will continue to manufacture and supply Nicotrol for the United States ("U.S.") market through 1999. In addition to product revenues under this agreement, the Company also earns royalties on sales within the U.S. Pharmacia had the option to terminate this agreement and purchase the U.S. manufacturing rights upon the payment of certain amounts to the Company. Pharmacia has exercised this option to purchase the U.S. manufacturing rights for Nicotrol. The Company has been unsuccessful in reaching an agreement with Pharmacia regarding Pharmacia's obligations for certain purchase order commitments and existing inventory costs. Cygnus has initiated arbitration proceedings against Pharmacia relating to these disputed matters (See Part I, Item I, "Notes to the Consolidated Financial Statements", Note 3 regarding Legal Proceedings).

CYGNUS, INC.
March 31, 1996


obligations for certain purchase order commitments and existing inventory costs. Cygnus has initiated arbitration proceedings against Pharmacia relating to these disputed matters.

     The Company anticipates that the demand for Nicotrol within the U.S. during 1997 will be well below 1996 levels as a result of the ability of the Company's marketing partner to meet product demand by utilizing existing inventories. In addition, the long-term demand for Nicotrol is uncertain in both existing and potential markets. Currently, in addition to Nicotrol, there are other smoking cessation transdermal patches and other smoking cessation products that have been approved for over-the-counter ("OTC") sale by the FDA which are not made by or licensed from Cygnus. A reduction in demand for Nicotrol will have the effect of reducing the Company's revenues and therefore negatively impact its overall results of operations.

     Due to the above factors, the uncertainty of the success of the Company's recently approved FemPatch product, and the uncertainty regarding when and if additional products obtain FDA clearance and when and if licensees sell and market such products, the Company believes that the level of product revenues experienced to date are not indicative of future results.

     CONTRACT REVENUES for the quarter ended March 31, 1997 were $3.4 million compared to the $3.4 million for the quarter ended March 31, 1996. Contract revenues primarily reflect labor and material cost reimbursements associated with certain transdermal delivery systems and the amortization of milestone payments relating to certain transdermal delivery systems and the glucose monitoring device.

     In February 1996 the Company entered into an agreement with Becton Dickinson for the marketing and distribution of the GlucoWatch-TM-, Cygnus' painless, automatic glucose monitoring device. Under the terms of the agreement, Becton Dickinson has exclusive worldwide marketing and distribution rights, with the exception of Japan and Korea. Cygnus will have primary responsibility for completing product development, obtaining regulatory approvals and manufacturing. In addition, Cygnus will participate in sales, marketing and customer service and support for the product. In the first half of 1996, Cygnus received an up-front non-refundable payment from Becton Dickinson and is eligible to receive milestone payments as well as a percentage of the product's future commercial success.

     In July 1996 the Company entered into an agreement with Tokyo-based Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi") for the marketing and distribution of the GlucoWatch. Under the terms of this agreement, Yamanouchi has exclusive marketing and distribution rights in Japan and Korea. Cygnus will have primary responsibility for completing product development and for manufacturing. In the third quarter of 1996, Cygnus received an up-front non-refundable payment from Yamanouchi and is eligible to receive milestone payments as well as a percentage of the product's future commercial sales. In July 1996 the Company also entered into a development and marketing agreement with Yamanouchi for a 7-day transdermal product to deliver a proprietary Yamanouchi compound. Under the terms of the agreement, Cygnus will receive funding for the development of the transdermal product and will have exclusive rights to manufacture and supply Yamanouchi with the product and Yamanouchi will have exclusive worldwide marketing rights to the product.

CYGNUS, INC.
March 31, 1996


     Contract revenues are expected to fluctuate from quarter to quarter and from year to year, and future contract revenues cannot be reasonably predicted. The contributing factors to achieving contract revenues include, but are not limited to, future successes in finalizing new collaborative agreements, timely achievement of milestones under current contracts, and strategic decisions on self-funding certain projects. Cygnus' licensees generally have the right to abandon the rights to a product and the obligation to make related payments. Since all payments to the Company under these agreements following their execution are contingent on the occurrence of future events or sales levels, and the agreements are terminable by the licensee, no assurance can be given as to whether the Company will receive any particular payment thereunder or as to the amount or timing of any such payment. The Company is unable to predict to what extent the termination of existing contracts by current partners, or new collaborative agreements, if any, will impact overall contract revenues in 1997 and subsequent future periods.

     ROYALTY AND OTHER REVENUES for the quarter ended March 31, 1997 were $4.2 million compared to $0.3 million for the quarter ended March 31, 1996. The amounts include royalties from sales by Pharmacia of the Company's nicotine transdermal product in Europe and Canada, and by Pharmacia's marketing partner in the U.S. The net increase in royalty and other revenues is primarily due to the significant increase in volume of units shipped as a result of the July 1996 change of Nicotrol's status to OTC in the U.S.

     Royalty income will fluctuate from period to period since it is primarily based upon sales by the Company's licensees. The level of royalty income for a product also depends on various external factors, including the size of the market for the product, product pricing levels and the ability of the Company's licensee to market the product. Therefore, the level of royalty income for any given period is not indicative of the expected royalty income for future periods. It is anticipated that royalty revenue in 1997 will be greater then 1996 due to the recognition of previously deferred royalty payments associated with the U.S. OTC sales of Nicotrol during the second half of 1996.

     COSTS OF PRODUCTS SOLD for the quarter ended March 31, 1997 were $2.4 million compared to $1.0 million for the quarter ended March 31, 1996. Costs of products sold include direct and indirect manufacturing costs of Nicotrol production and facility and personnel costs required to meet production levels. Costs of products sold increased primarily due to increased Nicotrol shipments as a result of the change of Nicotrol's status to OTC in the U.S. as mention above. The Company experienced negative product margins for the three month periods ended March 31, 1997 and 1996 primarily due to low production volumes which prevented the Company from absorbing all the fixed costs associated with Nicotrol production.

     As a result of Pharmacia's exercise of the option to purchase the manufacturing rights of Nicotrol, the Company will incur no manufacturing cost associated with Nicotrol production, but consequently, will achieve no production margin associated with such production.

     RESEARCH AND DEVELOPMENT EXPENSES for the quarter ended March 31, 1997 were $5.8 million compared to $5.2 million for the quarter ended March 31, 1996. The increase is primarily due to a $0.5 million charge to reduce the net realizable value of certain equipment used in development, for the production of clinical supplies and for the manufacturing of commercial products. The write-down was related to current and anticipated future production levels being

CYGNUS, INC.
March 31, 1996


significantly below equipment production capabilities. Research and development and clinical activities primarily include the glucose monitoring development program, the support of the Company's hormone replacement therapy products (one of which, FemPatch, was approved by FDA on December 3, 1996 and two of which are in clinical trials), and a contraception product. Cygnus expects that its anticipated development of new products, continued research of new technologies and preparation for regulatory filings and clinicals could result in an increase in its overall research and development expenses.

     MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES for the quarter ended March 31, 1997 were $1.7 million compared to the $2.3 million for the quarter ended March 31, 1996. The decrease primarily reflects a decrease in expenses due to the Company's legal proceedings against Sanofi. The Company expects that marketing, general and administrative expenses could increase in the future as the Company expands its operations.

     INTEREST INCOME, NET OF INTEREST AND OTHER EXPENSE for the quarter ended March 31, 1997 was $0.3 million as compared to $0.5 million for the quarter ended March 31, 1996. The decrease is due primarily to interest expense associated with the Company's June 1996 $8.0 million bank loan agreement for short-term working capital.

LIQUIDITY AND CAPITAL RESOURCES

     Through October 1995, the Company received net proceeds of approximately $82.1 million from public offerings. Through 1996, the Company financed approximately $8.4 million of manufacturing and research equipment under capital loan and lease arrangements. In December of 1994, the Company borrowed $1.7 million under a bank line of credit to finance the purchase of manufacturing and research equipment. This line will be repaid in monthly installments by June 30, 1998. In June 1996, the Company received $8.0 million under a bank loan agreement for short-term working capital. This line will be repaid monthly beginning in January 1997 through December 1999. Both lines are subject to a number of financial and other covenants. In addition to the cash from the public offerings, equipment lease and short-term working capital financing, the Company has been financing its operations primarily through revenues and interest income.

     Net cash provided in operating activities for the three month period ended March 31, 1997 was $1.2 million, compared with net cash used of $0.1 million for the period ended March 31, 1996. Cash provided in operating activities during the period ended March 31, 1997 was primarily due to a decrease in accounts receivable of $6.0 million and an increase in accrued rent and other liabilities, offset by decreases in deferred revenue and accrued compensation and an increase in notes receivable, prepaid expenses and other current liabilities. Cash used in operating activities during the period ended March 31, 1996 was primarily due to the Company's net loss of $4.2 million, increases in prepaid and other assets, and the decreases in accounts payable and other accrued liabilities, offset by increases in deferred revenue and accrued rent and other liabilities and a decrease in accounts receivable.

     The current level of cash used in operating activities is not necessarily indicative of the level of future cash usage. As a result of increased expenditures for the development of new products,

CYGNUS, INC.
March 31, 1996


preparation for regulatory filings and clinical trials and the expected reduction in product revenues, the Company anticipates an increase in cash usage for 1997 operating activities.

     Net cash used in investing activities of $12.3 million for the quarter ended March 31, 1997 resulted primarily from net purchases of short-term investments of $11.7 million. Net cash used in investing activities of $12.0 million for the quarter ended March 31, 1996 resulted primarily from net purchases of short-term investments of $11.7 million.

     Net cash provided by financing activities of $0.2 million for the three months ended March 31, 1997 includes $1.2 million of common stock issuance proceeds offset by long-term debt and capital lease repayments.Net cash provided by financing activities of $2.4 million for the three months ended March 31, 1996 includes $2.8 million of common stock issuance proceeds offset by long-term debt and capital lease repayments.

     The Company's long term capital expenditure requirements will depend upon numerous factors, including the progress of the Company's research and development programs; the time required to obtain regulatory approvals; the resources that the Company devotes to the development of self-funded products, proprietary manufacturing methods and advanced technologies; the ability of the Company to obtain additional licensing arrangements and to manufacture products under those arrangements, the additional expenditures to support the manufacture of new products if and when approved; and possible acquisitions of products, technologies and companies. As the Company evaluates the progress of its development projects, in particular the glucose monitoring device and hormone replacement products, its commercialization plans and the lead time to set up manufacturing capabilities, Cygnus may commence long-term planning for another manufacturing site. Nevertheless, the Company believes that such long-term planning will not result in any material impact on cash flows and liquidity for 1997.

     Based upon current expectations for operating losses and capital expenditures for 1997, the Company believes that its existing cash, cash equivalents and short-term investments of $50.3 million, when coupled with expected future product sales and royalty, contract revenues from development agreements, interest income and possible additional equipment financing, will be sufficient to meet its operating expenses and capital expenditure requirements through at least 1997. However, there can be no assurance that the Company will not require additional financing depending upon future business strategies, results of clinical trials and management decisions to accelerate certain research and development programs and other factors.

CYGNUS, INC.
March 31, 1996


                            PART II. OTHER INFORMATION


ITEM 1.LEGAL PROCEEDINGS

     On June 30, 1994, Sanofi, S.A. ("Sanofi") filed a request for arbitration against Cygnus with the International Court of Arbitration. In its request for arbitration, Sanofi has alleged that Cygnus breached its existing contract with Sanofi by, among other things, entering into a product development agreement with another company for the development of transdermal systems in the field of hormone replacement therapy (which agreements pertain to each of the Company's hormone replacement products other than FemPatch). Sanofi claims it has a proprietary interest in certain Cygnus technologies and that it has incurred substantial damages as a result of the alleged breach. Sanofi is seeking to recover from Cygnus approximately $60.0 million for damages attributable to the alleged breach. Cygnus has answered Sanofi's request for arbitration by maintaining that Sanofi's claims are inconsistent with its contractual relationship and that such claims are otherwise without merit. Cygnus plans to continue aggressively defending against this arbitration and has asserted certain counterclaims exceeding the amount being sought by Sanofi. A hearing was held in May 1996 with respect to the liability aspects of Sanofi's claims against Cygnus, and the Tribunal of International Chambers of Commerce (the "Tribunal") announced an interim award in the arbitration proceedings in October 1996. The Tribunal found that two transdermal products for hormone replacement therapy licensed by Cygnus to another company fall within the scope of an exclusive license previously granted to Sanofi. In March 1997 hearings were held during which Cygnus presented its liability claims against Sanofi to the Tribunal. Post-hearing briefs of Cygnus and Sanofi were submitted in April 1997 and a decision of the Tribunal as to Cygnus' claims against Sanofi is pending. Remaining to be heard is a determination as to the amount of damages to be awarded to either party. Should all or part of the claims as sought for by Sanofi, and in the amounts asserted be successful, and should Cygnus' counter claims and defenses not be allowed, the Company could be materially and adversely affected.

     The United States Court of Appeals for the Federal Circuit upheld a 1995 decision of the United States District Court for the Northern District of California which dismissed Cygnus' action seeking a declaratory judgment of invalidity and/or unenforceability of Alza Corporation's United States patent relating to the transdermal administration of fentanyl. Consequently The Company has effectively suspended its development efforts for the transdermal administration of fentanyl.

CYGNUS, INC.
March 31, 1996


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


a)   EXHIBITS

     The following exhibits are filed herewith or incorporated by reference:


     27.   Financial Data Schedules



b)   REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K for the three months ended March 31, 1997.

CYGNUS, INC.
March 31, 1996


                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CYGNUS, INC.



                                       By:     /S/ John C. Hodgman
                                           ---------------------------
                                                  John C. Hodgman
                                           Chief Financial Officer (and
                                           Principal Accounting Officer),
                                            and Vice President, Finance;
                                           President, Cygnus Diagnostics