Form 10-Q
period 1997-06-30
CYGNUS INC /DE/
filed 1997-08-14
CIK 870755

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

  X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 ---     Exchange Act of 1934
         For the quarterly period ended  JUNE 30, 1997
                                        ---------------

                                          or

         Transition Report Pursuant to Section 13 or 15(d) of the Securities
  ---    Exchange Act of 1934
         For the Transition Period from ____________ to ____________


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


Registrant's telephone number, including area code: (415) 369-4300
                                                   ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

Number of shares outstanding of each of the registrant's classes of common stock as of AUGUST 6, 1997:

Common Stock -  18,866,159 shares


                                                            Total pages:  16
                                           Page number of exhibit index:  15

                                     CYGNUS, INC.

                                        INDEX


PART I. FINANCIAL INFORMATION                                          PAGE NO.
                                                                       --------
  Item 1:  Financial Statements

           Consolidated Statements of Operations for the three
             and six month periods ended June 30, 1997 and
             1996 (unaudited).....................................         2

           Consolidated Condensed Balance Sheets at June 30,
             1997 (unaudited) and December 31,1996................         3

           Consolidated Statements of Cash Flows for the six
             month periods ended June 30,1997 and 1996
             (unaudited)..........................................         4

           Notes to Consolidated Financial Statements (unaudited).         5


  Item 2:  Management's Discussion and Analysis of Financial
             Condition and Results of Operations..................         7


PART II. OTHER INFORMATION

  Item 1:  Legal Proceedings......................................        13


  Item 4:  Submission of Matters to a Vote of Security Holders....        14


  Item 6:  Exhibits and Reports on Form 8-K.......................        15


SIGNATURES........................................................        16

                           PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   CYGNUS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (unaudited)
                      (In thousands, except per share data)

                                                     Three months ended              Six months ended
                                                          June 30,                       June 30,

                                                      1997          1996           1997           1996
                                                    -------       --------       --------       --------
Product revenues                                    $  ----       $  5,274       $  1,700       $  5,292
Contract revenues                                     4,065          3,373          7,456          6,813
Royalty and other revenues                            4,175            340          8,377            646
                                                    -------       --------       --------       --------

    TOTAL REVENUES                                    8,240          8,987         17,533         12,751

Costs and expenses:
  Costs of products sold                              1,587          3,804          4,009          4,761
  Research and development                            5,141          5,667         10,973         10,885
  Marketing, general and administrative               2,170          3,040          3,862          5,378
                                                    -------       --------       --------       --------

    TOTAL COSTS AND EXPENSES                          8,898         12,511         18,844         21,024

LOSS FROM OPERATIONS                                   (658)        (3,524)        (1,311)        (8,273)

Interest income, net                                    348            425            638            969
                                                    -------       --------       --------       --------

NET LOSS                                            $  (310)      $ (3,099)      $   (673)      $ (7,304)
                                                    -------       --------       --------       --------
                                                    -------       --------       --------       --------

NET LOSS PER SHARE                                  $ (0.02)      $  (0.17)      $  (0.04)      $  (0.40)
                                                    -------       --------       --------       --------
                                                    -------       --------       --------       --------

Shares used in computation of
  net loss per share                                 18,832         18,570         18,788        18,466
                                                    -------       --------       --------       --------
                                                    -------       --------       --------       --------

(See accompanying notes.)

                                     CYGNUS, INC.
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (In thousands)


                                                   JUNE 30,      December 31,
ASSETS                                               1997           1996
------                                           -----------     ------------
                                                 (unaudited)
  Current assets:
  Cash and cash equivalents                       $  19,189      $  33,148
  Short-term investments                             24,163         16,286
  Trade accounts receivable, net of allowance         1,478          7,759
  Inventories                                         2,535          2,331
  Prepaid expenses and other current assets           1,404          1,010
                                                  ---------      ---------
       TOTAL CURRENT ASSETS                          48,769         60,534

Equipment and improvements, at cost                  20,531         19,462
   Less accumulated depreciation and amortization   (14,829)       (13,872)
                                                  ---------      ---------
    NET EQUIPMENT AND IMPROVEMENTS                    5,702          5,590

Deferred Compensation and other assets                3,701          2,674
                                                  ---------      ---------

         TOTAL ASSETS                             $  58,172      $  68,798
                                                  ---------      ---------
                                                  ---------      ---------


LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable                                    1,318          2,153
  Accrued compensation                                2,287          3,177
  Accrued professional services                       1,251            691
  Other accrued liabilities                           2,017          2,465
  Customer advances                                   1,206          1,146
  Current portion of deferred revenue                 3,014         10,912
  Current portion of long term debt                   2,939          2,289
  Current portion of capital lease obligations          847          1,315
                                                  ---------      ---------
       TOTAL CURRENT LIABILITIES                     14,879         24,148

Long-term portion of deferred revenue                 1,774          2,567
Long-term portion of debt                             4,650          6,444
Long-term  portion of capital lease obligations         761          1,076
Accrued rent and other long-term liabilities          4,251          3,350

Stockholders' equity:
  Common stock                                      118,598        117,284
  Accumulated deficit                               (86,741)       (86,071)
                                                  ---------      ---------
       TOTAL STOCKHOLDERS' EQUITY                    31,857         31,213
                                                  ---------      ---------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  58,172      $  68,798
                                                  ---------      ---------
                                                  ---------      ---------

(See accompanying notes.)

                                     CYGNUS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Increase/(Decrease) in Cash and Cash Equivalents
                                     (unaudited)
                                    (In thousands)

                                                    SIX MONTHS ENDED JUNE 30,
                                                      1997            1996
                                                   -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $   (673)     $  (7,304)
  Adjustments to reconcile net loss to  cash
    (used in)/provided by operating
    activities:
      Depreciation and amortization                     1,704          1,299
      Decrease/(increase) in assets                     4,651         (8,597)
      Increase/(decrease) in liabilities               (9,269)         4,402
                                                   -----------     ----------
          NET CASH (USED IN)/PROVIDED BY
             OPERATING ACTIVITIES                      (3,587)       (10,200)
                                                   -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 (1,942)          (602)
  Decrease/(increase) in short-term investments        (7,816)       (12,773)
                                                   -----------     ----------
          NET CASH (USED IN)/PROVIDED BY
            INVESTING ACTIVITIES                       (9,758)       (13,375)
                                                   -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale and leaseback of assets              ---            282
  Issuance of common stock                              1,314          3,046
  Issuance of long-term debt                              ---          8,000
  Principal payments of long-term debt                 (1,145)          (245)
  Payment of capital lease obligations                   (783)          (701)
                                                   -----------     ----------
          NET CASH (USED IN)/PROVIDED BY
            FINANCING ACTIVITIES                         (614)        10,382
                                                   -----------     ----------

NET (DECREASE)/INCREASE IN CASH AND
   CASH EQUIVALENTS                                   (13,959)       (13,193)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       33,148         30,445
                                                   -----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 19,189      $  17,252
                                                   -----------     ----------
                                                   -----------     ----------

(See accompanying notes.)

CYGNUS, INC.
June 30, 1997


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION

    Cygnus, Inc. (the "Company" or "Cygnus") was incorporated in California in April 1985. In September 1995 the Company reincorporated in Delaware.

    The consolidated financial statements as of and for the six month periods ended June 30, 1997 and 1996, included herein, are unaudited, but include all adjustments (consisting only of normal recurring adjustments), which the management of Cygnus, Inc. believes necessary for a fair presentation of the financial position as of the reported dates and the results of operations for the respective periods presented. Interim financial results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 1996 included in the Company's 1996 Annual Report and incorporated by reference on Form 10-K.

2.  NET LOSS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earning per Share" which is required to be adopted by the Company on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants, Common Stock Equivalents ("CSE"), will be excluded. The Company is not impacted by Statement 128 on the calculation of primary or fully diluted loss per share for the three and six month periods ended June 30, 1997 and June 30, 1996 since the Company's stock options and warrants are considered CSE and their effect is currently anti-dilutive.

    Currently, net loss per share is computed using the weighted average number of shares of common stock outstanding. CSE shares from stock options and warrants are excluded from the computation as their effect is anti-dilutive.

CYGNUS, INC.
June 30, 1997


3.  LEGAL PROCEEDINGS

    On June 30, 1994, Sanofi, S.A. ("Sanofi") filed a request for arbitration against Cygnus with the International Court of Arbitration. In its request for arbitration, Sanofi has alleged that Cygnus breached its existing contract with Sanofi by, among other things, entering into a product development agreement with another company for the development of transdermal systems in the field of hormone replacement therapy (which agreements pertain to each of the Company's hormone replacement products other than FemPatch-Registered Trademark-). Sanofi claimed substantial damages as a result of the alleged breach. Sanofi, in the original filing, sought to recover from Cygnus in excess of $60 million for damages attributable to the alleged breach. International Chambers of Commerce (the "Tribunal") announced an interim award in the arbitration proceedings in October 1996. The Tribunal found that two transdermal products for hormone replacement therapy licensed by Cygnus to another company fall within the scope of an exclusive license previously granted to Sanofi. In March 1997 hearings were held during which Cygnus presented its liability claims against Sanofi to the Tribunal. In June 1997 the Tribunal ruled in favor of Sanofi with respect to Cygnus' claims.

    The final stage of the Sanofi arbitration proceedings will involve the Tribunal making a determination as to the amount of damages to be awarded against Cygnus. In July 1997 hearings were held during which Cygnus and Sanofi presented their respective positions as to the appropriate amount and form of damages to be awarded against Cygnus. Sanofi suggested to the Tribunal various damage awards including a large lump-sum cash payment but, in particular, it suggested an award consisting of a substantial cash payment (approximately $35.0 million) and future royalties payable to Sanofi with respect to net sales attributable to the products found by the Tribunal to fall within the scope of Sanofi's exclusive license. Cygnus has suggested to the Tribunal damage awards substantially less significant than those being sought by Sanofi. Should the Tribunal concur in Sanofi's assessment of the amount of damages to be awarded, the Company would be materially and adversely affected.

    In May 1997 Cygnus reported it had initiated arbitration proceedings against Pharmacia & Upjohn ("Pharmacia") relating to Nicotrol-Registered Trademark-, Cygnus' smoking cessation patch. In March of this year, Cygnus announced that Pharmacia exercised its option to purchase the U.S. manufacturing rights for Nicotrol. The agreement between Cygnus and Pharmacia provided that Pharmacia would be obligated to pay Cygnus for, among other things, existing inventory costs and for certain purchase order commitments. Pharmacia disputes their obligations regarding certain inventory costs and purchase order commitments. The arbitration is intended to resolve these matters.

CYGNUS, INC.
June 30, 1997


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

GENERAL

    Cygnus, Inc. (the "Company" or "Cygnus") is engaged in the development and manufacture of diagnostic and drug delivery systems, with its current efforts primarily focused on three core technologies: a painless, automatic glucose monitoring device, transdermal drug delivery systems and mucosal drug delivery systems.

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

CYGNUS, INC.
June 30, 1997


Company-sponsored research and development activities result in a commercial product, the long-term effect on the Company's results of operations could be favorable.

    For the Company to be successful, it will need to develop, in-license or acquire new drug delivery and diagnostic products. Furthermore, the Company's ability to develop and commercialize products in the future will depend on its ability to enter into collaborative arrangements with additional licensees on favorable terms. There can be no assurance that the Company will be able to enter into new collaborative arrangements on such terms, if at all.

    The Company's results of operations vary significantly from year to year and depend on, among other factors, the signing of new product development agreements and the timing of recognizing payment amounts specified thereunder, the timing of recognizing license fees and cost reimbursement payments made by pharmaceutical licensees, the demand for its Nicotrol product, the demand for and shipments of its FemPatch product, and the costs associated with its manufacture. The Company's contract revenues are generally earned and recognized based on the percentage of actual efforts expended compared to total expected efforts during the development period for each contract. However, contract revenues are not always aligned with the timing of related expenses. To date, research and development expenses generally have exceeded contract revenue in any particular period and the Company expects the same situation to continue for the next few years. In addition, the level of revenues in any given period is not necessarily indicative of expected revenues in future periods. The Company has incurred net losses each year since its inception and does not believe it will achieve profitability in 1997. At June 30, 1997, the Company's accumulated deficit was approximately $86.7 million.

RESULTS OF OPERATIONS:

COMPARISON FOR THE QUARTERS ENDED JUNE 30, 1997 AND 1996

    PRODUCT REVENUES. No product revenue was recognized for the quarter ended June 30, 1997 compared to $5.3 million for the quarter ended June 30, 1996. Product revenues were $1.7 million for the six months ended June 30, 1997 compared to $5.3 million for the six months ended June 30, 1996. The reduction resulted from the discontinuation of Nicotrol manufacturing.

    In November 1993, the Company entered into an agreement pursuant to which the Company granted Pharmacia & Upjohn, Inc. ("Pharmacia") the exclusive worldwide right to manufacture Nicotrol in return for a royalty based on Pharmacia's sales of such products. Prior to that, Pharmacia had the exclusive right to manufacture Nicotrol outside of North America and was obligated to pay to Cygnus a royalty based on Pharmacia's sales of such products outside of North America. The November 1993 agreement, as amended in November 1994, obligated Cygnus to continue to manufacture and supply Nicotrol until December 31, 1995. In February of 1996, the Company and Pharmacia further amended the 1993 agreement to provide that Cygnus would continue to manufacture and supply Nicotrol for the United States ("U.S.") market through 1999. In addition to product revenues under this agreement, the Company also earns royalties on sales within the U.S. Pharmacia had the option to terminate this agreement and purchase the U.S. manufacturing rights upon the payment of certain amounts to the Company. Pharmacia has exercised this option to purchase the U.S. manufacturing rights for Nicotrol and the

CYGNUS, INC.
June 30, 1997

applicable payment has been made to the Company. Cygnus will continue to receive royalty revenue from the worldwide sales of Nicotrol. The Company has been unsuccessful in reaching an agreement with Pharmacia regarding Pharmacia's obligations for certain purchase order commitments and existing inventory costs. Cygnus has initiated arbitration proceedings against Pharmacia relating to these disputed matters (See Part I, Item I, "Notes to the Consolidated Financial Statements", Note 3 regarding Legal Proceedings).

    Due to the above factors, the uncertainty of the success of the Company's recently approved FemPatch product, and the uncertainty regarding when and if additional products obtain FDA clearance and when and if licensees sell and market such products, the Company believes that the level of product revenues experienced to date are not indicative of future results. In particular, the Company anticipates that total revenue from Nicotrol during 1997 will be well below 1996 levels as a result of the discontinuation of Nicotrol manufacturing.

    CONTRACT REVENUES for the quarter ended June 30, 1997 were $4.1 million compared to the $3.4 million for the quarter ended June 30, 1996 and were $7.5 million for the six months ended June 30, 1997 compared to $6.8 million for the six months ended June 30, 1996. Contract revenues primarily reflect labor and material cost reimbursements associated with certain transdermal delivery systems and the amortization of milestone payments relating to certain transdermal delivery systems and the glucose monitoring device. The increase in contract revenues for the quarter and six months ended June 30, 1997 is primarily due to a $1.0 million payment from Pharmacia & Upjohn for the exercise of its option to purchase the manufacturing rights for Nicotrol as noted above.

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

CYGNUS, INC.
June 30, 1997

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

    ROYALTY AND OTHER REVENUES for the quarter ended June 30, 1997 were $4.2 million compared to $0.3 million for the quarter ended June 30, 1996 and were $8.4 million for the six months ended June 30, 1997 compared to $0.6 million for the six months ended June 30, 1996. The amounts include royalties from sales by Pharmacia of the Company's nicotine transdermal product in Europe and Canada, and by Pharmacia's marketing partner in the U.S. The net increase in royalty and other revenues is primarily due to the significant increase in volume of units shipped as a result of the July 1996 change of Nicotrol's status to OTC in the U.S.

    Royalty income will fluctuate from period to period since it is primarily based upon sales by the Company's licensees. The level of royalty income for a product also depends on various external factors, including the size of the market for the product, product pricing levels and the ability of the Company's licensee to market the product. Therefore, the level of royalty income for any given period is not indicative of the expected royalty income for future periods. It is anticipated that royalty revenue in 1997 will be greater then 1996 due to the recognition of previously deferred royalty payments associated with the U.S. OTC sales of Nicotrol during the second half of 1996. However, royalty revenue for the second half of 1997 will be considerable less than for the first half of 1997 as a result of the Company's marketing partner to meet product demand by utilizing existing inventory.

    COSTS OF PRODUCTS SOLD for the quarter ended June 30, 1997 were $1.6 million compared to $3.8 million for the quarter ended June 30, 1996 and were $4.0 million for the six months ended June 30, 1997 compared to $4.8 million for the six months ended June 30, 1996. Costs of products sold primarily include direct and indirect production, facility and personnel costs required to meet future anticipated production levels. The decrease in costs of products sold for the quarter and six months ended June 30, 1997 primarily reflects the reduction of direct expenses related to Nicotrol production. As a result of Pharmacia's exercise of the option to purchase the manufacturing rights of Nicotrol, the Company will incur no manufacturing cost associated with Nicotrol production, but consequently, will achieve no production margin associated with such production. The Company experienced negative product margins for the quarter and six months ended June 30, 1997 due to low production volumes which prevented the Company from absorbing all the fixed costs.

CYGNUS, INC.
June 30, 1997

    RESEARCH AND DEVELOPMENT EXPENSES for the quarter ended June 30, 1997 were $5.1 million compared to $5.7 million for the quarter ended June 30, 1996 and were $11.0 million for the six months ended June 30, 1997 compared to $10.9 million for the six months ended June 30, 1996. Research and development and clinical activities primarily include the glucose monitoring development program, the support of the Company's hormone replacement therapy products (one of which, FemPatch, was approved by FDA on December 3, 1996 and two of which are in clinical trials), and a contraception product. Cygnus expects that its anticipated development of new products, continued research of new technologies and preparation for regulatory filings and clinicals could result in an increase in its overall research and development expenses.

    MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES for the quarter ended June 30, 1997 were $2.2 million compared to the $3.0 million for the quarter ended June 30, 1996 and were $3.9 million for the six months ended June 30, 1997 compared to $5.4 million for the six months ended June 30, 1996. The decrease primarily reflects a decrease in expenses due to the Company's legal proceedings against Sanofi. The Company expects that marketing, general and administrative expenses could increase in the future as the Company expands its operations.

    INTEREST INCOME, NET OF INTEREST AND OTHER EXPENSE for the quarter ended June 30, 1997 was $0.3 million compared to $0.4 million for the quarter ended June 30, 1996 and were $0.6 million for the six months ended June 30, 1997 compared to $1.0 million for the six months ended June 30, 1996. The decrease is due primarily to interest expense associated with the Company's June 1996 $8.0 million bank loan agreement for short-term working capital.

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

    Net cash used in operating activities for the six month period ended June 30, 1997 was $3.6 million, compared with net cash used of $10.2 million for the period ended June 30, 1996. Cash used in operating activities during the period ended June 30, 1997 was primarily due to a decreases in deferred revenue, accounts payable and other accrued liabilities and an increase in notes receivable, prepaid expenses and other current assets, offset by a decrease in accounts receivable. Cash used in operating activities during the period ended June 30, 1996 was primarily due to the Company's net loss of $7.3 million, increases in accounts receivable, prepaid and other assets and inventories and the decrease in accrued compensation, offset by increases in deferred revenue, accrued rent and other liabilities, and accrued professional services.

CYGNUS, INC.
June 30, 1997

    The current level of cash used in operating activities is not necessarily indicative of the level of future cash usage. As a result of increased expenditures for the development of new products, preparation for regulatory filings and clinical trials and the expected reduction in product revenues, the Company anticipates an increase in cash usage for 1997 operating activities.

    Net cash used in investing activities of $9.8 million for the six months ended June 30, 1997 resulted primarily from net purchases of short-term investments of $7.8 million and capital expenditures of $1.9 million. Net cash used in investing activities of $13.4 million for the six months ended June 30, 1996 resulted primarily from net purchases of short-term investments of $12.8 million and capital expenditures of $0.6 million.

    Net cash used in financing activities of $0.6 million for the six months ended June 30, 1997 includes $1.3 million of common stock issuance proceeds offset by $1.9 million in long-term debt and capital lease repayments. Net cash provided by financing activities of $10.4 million for the six months ended June 30, 1996 includes $8.0 million received from the short term working capital loan and security agreement, $3.0 million of common stock issuance proceeds and $0.3 million from the sale and leaseback of equipment offset by $0.9 million in long-term debt and capital lease repayments.

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

    Based upon current expectations for operating losses, capital expenditures for 1997 and the unknown amount of damages Cygnus may be required to pay Sanofi as a result of the arbitration decision, the Company is uncertain whether its existing cash, cash equivalents and short-term investments of $43.4 million, when coupled with expected future product sales and royalty, contract revenues from development agreements, interest income and possible additional equipment financing, will be sufficient to meet its operating expenses and capital expenditure requirements through 1997. There can be no assurance that the Company will not require additional financing depending upon future business strategies, results of clinical trials and management decisions to accelerate certain research and development programs and other factors.

CYGNUS, INC.
June 30, 1997
                              PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On June 30, 1994, Sanofi, S.A. ("Sanofi") filed a request for arbitration against Cygnus with the International Court of Arbitration. In its request for arbitration, Sanofi has alleged that Cygnus breached its existing contract with Sanofi by, among other things, entering into a product development agreement with another company for the development of transdermal systems in the field of hormone replacement therapy (which agreements pertain to each of the Company's hormone replacement products other than FemPatch-Registered Trademark-). Sanofi claimed substantial damages as a result of the alleged breach. Sanofi, in the original filing, sought to recover from Cygnus in excess of $60 million for damages attributable to the alleged breach. International Chambers of Commerce (the "Tribunal") announced an interim award in the arbitration proceedings in October 1996. The Tribunal found that two transdermal products for hormone replacement therapy licensed by Cygnus to another company fall within the scope of an exclusive license previously granted to Sanofi. In March 1997 hearings were held during which Cygnus presented its liability claims against Sanofi to the Tribunal. In June 1997 the Tribunal ruled in favor of Sanofi with respect to Cygnus' claims.

    The final stage of the Sanofi arbitration proceedings will involve the Tribunal making a determination as to the amount of damages to be awarded against Cygnus. In July 1997 hearings were held during which Cygnus and Sanofi presented their respective positions as to the appropriate amount and form of damages to be awarded against Cygnus. Sanofi suggested to the Tribunal various damage awards including a large lump-sum cash payment but, in particular, it suggested an award consisting of a substantial cash payment (approximately $35.0 million) and future royalties payable to Sanofi with respect to net sales attributable to the products found by the Tribunal to fall within the scope of Sanofi's exclusive license. Cygnus has suggested to the Tribunal damage awards substantially less significant than those being sought by Sanofi. Should the Tribunal concur in Sanofi's assessment of the amount of damages to be awarded, the Company would be materially and adversely affected.

    In May 1997 Cygnus reported it had initiated arbitration proceedings against Pharmacia & Upjohn ("Pharmacia") relating to Nicotrol-Registered Trademark-, Cygnus' smoking cessation patch. In March of this year, Cygnus announced that Pharmacia exercised its option to purchase the U.S. manufacturing rights for Nicotrol. The agreement between Cygnus and Pharmacia provided that Pharmacia would be obligated to pay Cygnus for, among other things, existing inventory costs and for certain purchase order commitments. Pharmacia disputes their obligations regarding certain inventory costs and purchase order commitments. The arbitration is intended to resolve these matters.

CYGNUS, INC.
June 30, 1997

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 8, 1997 the Annual Meeting of Stockholders was held. The following Directors were re-elected at this meeting.


              Frank T. Cary                 Gregory B. Lawless
              Gary W. Cleary                Richard G. Rogers
              Walter B. Wriston             Andre F. Marion


Other matters voted upon:

                                                     Votes
                                  ----------------------------------------------
                                                                        Broker
                                  Affirmative    Negative    Abstain   Non-Votes
                                  -----------    --------    -------   ---------
To re-appoint Ernst & Young
LLP to serve as the Company's
independent auditors.              16,706,162      17,590     31,436           0

CYGNUS, INC.
June 30, 1997


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


a)  EXHIBITS

    The following exhibits are filed herewith or incorporated by reference:


    27.  Financial Data Schedule



B)  REPORTS ON FORM 8-K

    The Company did not file any reports on Form 8-K for the three months ended June 30, 1997.

CYGNUS, INC.
June 30, 1997

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CYGNUS, INC.



                                     By:     /s/ John C. Hodgman
                                        --------------------------------
                                                 John C. Hodgman
                                          Chief Financial Officer (and
                                          Principal Accounting Officer),
                                           and Vice President, Finance;
                                          President, Cygnus Diagnostics

                                  INDEX OF EXHIBITS


The following exhibits are included herein:


Exhibit 27    Financial Data Schedule