Form 10-Q
period 1997-09-30
CYGNUS INC /DE/
filed 1997-11-14
CIK 870755

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

 X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---     Exchange Act of 1934
        For the quarterly period ended SEPTEMBER 30, 1997
                                     or
        Transition Report Pursuant to Section 13 or 15(d) of the Securities
---     Exchange Act of 1934
        For the Transition Period from _____ to _____



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

Yes  X     No
   -----      ------

Number of shares outstanding of each of the registrant's classes of common stock as of NOVEMBER 10, 1997:

Common Stock  -  19,231,332 shares

                                                               Total pages: 18
                                              Page number of exhibit index: 17

                                CYGNUS, INC.

                                  INDEX

PART I. FINANCIAL INFORMATION                                         PAGE NO.


     Item 1:   Financial Statements


        Consolidated Statements of Operations for the three
          and nine month periods ended September 30, 1997
          and 1996 (unaudited) .....................................      2

        Consolidated Condensed Balance Sheets at September 30, 1997
          (unaudited) and December 31, 1996 ........................      3

        Consolidated Statements of Cash Flows for the nine month
          periods ended September 30, 1997 and 1996 (unaudited) ....      4

        Notes to Consolidated Financial Statements (unaudited) .....      5


     Item 2:   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ...............      8


PART II. OTHER INFORMATION


     Item 1:   Legal Proceedings ...................................     16


     Item 6:   Exhibits and Reports on Form 8-K ....................     17



SIGNATURES .........................................................     18

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                  CYGNUS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                     (In thousands, except per share data)

                                             Three months ended       Nine months ended
                                                September 30,            September 30,

                                              1997        1996         1997        1996
                                           ----------   ---------   ----------   ----------
Product revenues                           $   1,770    $  7,149    $   3,470    $  12,442
Contract revenues                              3,528       3,517       10,984       10,330
Royalty and other revenues                       139         145        8,516          790
                                           ----------   ---------   ----------   ----------

    TOTAL REVENUES                             5,437      10,811       22,970       23,562

Costs and expenses:
  Costs of products sold                       3,062       6,291        7,071       11,052
  Research and development                     5,381       5,996       16,353       16,881
  Marketing, general and administrative        2,240       1,497        6,103        6,876
  Arbitration settlement                      39,633          --       39,633           --
                                           ----------   ---------   ----------   ----------

    TOTAL COSTS AND EXPENSES                  50,316      13,784       69,160       34,809

LOSS FROM OPERATIONS                         (44,879)     (2,973)     (46,190)     (11,247)

Interest income, net                             272         232          910        1,202
                                           ----------   ---------   ----------   ----------
NET LOSS                                   $ (44,607)   $ (2,741)   $ (45,280)   $ (10,045)
                                           ----------   ---------   ----------   ----------
                                           ----------   ---------   ----------   ----------

NET LOSS PER SHARE                         $   (2.36)   $  (0.15)   $   (2.41)   $   (0.54)
                                           ----------   ---------   ----------   ----------
                                           ----------   ---------   ----------   ----------
Shares used in computation of
  net loss per share                          18,879      18,584       18,818       18,506
                                           ----------   ---------   ----------   ----------
                                           ----------   ---------   ----------   ----------


(See accompanying notes.)

                                 CYGNUS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (In thousands)


                                                        SEPTEMBER 30,  December 31,
ASSETS:                                                     1997          1996
                                                        -------------  ------------
                                                         (unaudited)
Current assets:
  Cash and cash equivalents                                $  17,673     $  33,148
  Short-term investments                                      21,528        16,286
  Trade accounts receivable, net of allowance                  1,204         7,759
  Inventories                                                  1,769         2,331
  Prepaid expenses and other current assets                    2,968         1,010
                                                           ---------     ---------
      TOTAL CURRENT ASSETS                                    45,142        60,534

Equipment and improvements, at cost                           15,324        19,462
  Less accumulated depreciation and amortization             (10,403)      (13,872)
                                                           ---------     ---------
    Net equipment and improvements                             4,921         5,590

Deferred compensation and other assets                         3,985         2,674
                                                           ---------     ---------

                                           TOTAL ASSETS    $  54,048     $  68,798
                                                           ---------     ---------
                                                           ---------     ---------


LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable                                             1,126         2,153
  Accrued compensation                                         2,599         3,177
  Accrued professional services                                  787           691
  Other accrued liabilities                                    1,635         2,465
  Customer advances                                              296         1,146
  Current portion of deferred revenue                          2,196        10,912
  Current portion of long term debt                            3,635         2,289
  Current portion of capital lease obligations                   749         1,315
  Current portion of arbitration obligations                  16,633            --
                                                           ---------     ---------
      TOTAL CURRENT LIABILITIES                               29,656        24,148

Long-term portion of deferred revenue                          1,470         2,567
Long-term portion of debt                                      4,615         6,444
Long-term  portion of capital lease obligations                  600         1,076
Long-term  portion of arbitration oligations                  23,000            --
Deferred compensation and other long-term liabilities          4,499         3,350

Stockholders' equity:
  Common stock                                               121,557       117,284
  Accumulated deficit                                       (131,349)      (86,071)
                                                           ---------     ---------
      TOTAL STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)     (9,792)       31,213
                                                           ---------     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  54,048     $  68,798
                                                           ---------     ---------
                                                           ---------     ---------

Note: The condensed consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
(See accompanying notes.)

                                 CYGNUS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase/(Decrease) in Cash and Cash Equivalents
                                  (unaudited)
                                 (In thousands)

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                     1997            1996
                                                                --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $ (45,280)      $ (10,045)
  Adjustments to reconcile net loss to  cash (used
   in)/provided by operating activities:
    Depreciation and amortization                                      3,108           1,883
    Decrease/(increase) in assets                                      3,812          (7,781)
    Increase/(decrease) in liabilities                               (11,861)         11,297
    Increase/(decrease) in arbitration liability                      39,633             ---
                                                                --------------   --------------
        NET CASH (USED IN)/PROVIDED BY OPERATING  ACTIVITIES         (10,588)         (4,646)
                                                                --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                (2,588)           (953)
  Decrease/(increase) in short-term investments                       (5,048)         (9,765)
                                                                --------------   --------------
        NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES           (7,636)        (10,718)
                                                                --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale and leaseback of assets                             ---             282
  Issuance of common stock                                             4,273           3,466
  Issuance of long-term debt                                           1,331           8,000
  Principal payments of long-term debt                                (1,813)           (367)
  Payment of capital lease obligations                                (1,042)         (1,077)
                                                                --------------   --------------
        NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES            2,749          10,304
                                                                --------------   --------------

NET (DECREASE)/INCREASE  IN CASH AND CASH EQUIVALENTS                (15,475)         (5,060)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      33,148          30,445
                                                                --------------   --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  17,673       $  25,385
                                                                --------------   --------------
                                                                --------------   --------------

(See accompanying notes.)

CYGNUS, INC.
September 30, 1997


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

    The consolidated financial statements of Cygnus, Inc. (the "Company" or "Cygnus") as of and for the three and nine month periods ended September 30, 1997 and 1996 included herein are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the management of Cygnus, Inc. believes necessary for a fair presentation of the financial position as of the reported dates and the results of operations for the respective periods presented. Interim financial results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 1996 included in the Company's 1996 Annual Report and incorporated by reference in the Form 10-K.

2.  NET LOSS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted by the Company on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants, Common Stock Equivalents ("CSE"), will be excluded. The Company is not impacted by Statement 128 on the calculation of primary or fully diluted loss per share for the three and nine month periods ended September 30, 1997 and September 30, 1996, since the Company's stock options and warrants are considered CSE and their effect is currently anti-dilutive.

    Currently, net loss per share is computed using the weighted average number of shares of common stock outstanding. CSE shares issuable from stock options and warrants are excluded from the computation, as their effect is anti-dilutive.

3.  INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market, after appropriate consideration was given to obsolescence and inventories in excess of anticipated future demand. Net inventories consist of the following:

                                   SEPTEMBER 30,   DECEMBER 31,
                                       1997           1996
                                 ------------------------------
        Raw materials                $  1,601       $  1,111
        Work in process                     5            842
        Finished goods                    163            378
                                 ------------------------------
                                     $  1,769       $  2,331
                                 ------------------------------
                                 ------------------------------

   Inventories at September 30, 1997 primarily relate to estradiol (FemPatch) transdermal products. Inventories at December 31, 1996 relate to the Company's nicotine (Nicotrol) and estradiol (FemPatch) transdermal products.

CYGNUS, INC.
September 30, 1997


4.  LEGAL PROCEEDINGS

    On June 30, 1994, Sanofi, S.A. ("Sanofi") filed a request for arbitration against Cygnus with the International Court of Arbitration. In its request for arbitration, Sanofi alleged that Cygnus breached its existing contract with Sanofi by, among other things, entering into a product development agreement with another company for the development of transdermal systems in the field of hormone replacement therapy (which agreements pertain to each of the Company's hormone replacement products other than FemPatch-Registered Trademark-). Sanofi, in the original filing, sought to recover from Cygnus in excess of $60.0 million for damages attributable to the alleged breach. International Chambers of Commerce (the "Tribunal") announced an interim award in the arbitration proceedings in October 1996. The Tribunal found that two transdermal products for hormone replacement therapy licensed by Cygnus to another company fall within the scope of an exclusive license previously granted to Sanofi.

    In September 1997, the Company and Sanofi agreed to a settlement of the arbitration dispute. Under the terms of the settlement, Cygnus (i) will pay Sanofi $14.0 million in cash, (ii) will make royalty payments of between 6.5% to 8.5% of any and all net sales of two products, which are subject to minimum payments in an aggregate amount equal to $17.0 million, commencing in 2001 and ending in 2005, whether or not any net sales of the two products have occurred, and (iii) will issue a convertible promissory note in the principal amount of $6.0 million payable in full at the end of four years and bearing interest at 6.5% per annum. The note will be convertible into the Company's Common Stock at Sanofi's option, exercisable at any time during the four year term, at a conversion rate of $21.725 per share. Overall, Cygnus' non-recurring expenses attributable to the arbitration settlement recorded in the three months ended September 30, 1997 totaled $39.6 million, of which $23.0 million is long-term.

CYGNUS, INC.
September 30, 1997


5.  DEBT COVENANTS

    As of September 30, 1997 the Company had $0.4 million and $6.7 million outstanding under two loan agreements with its bank (originally in the amount of $1.7 million and $8.0 million respectively). As a result of recording the arbitration settlement, the Company is in default of these agreements due to the breach of several financial covenants, including those related to the ratio of Debt to Tangible Net Worth and the total Tangible Net Worth. In the event of a default, the outstanding balances due under the agreements could be accelerated and payment in full required. The Company could remove the default condition on the second bank loan by pledging cash or certificates of deposit in the amount of 55% of the $6.7 million September 30, 1997 outstanding balance. However, since the bank has agreed to forbear from exercising its rights under both Loan Agreements until January 30, 1998, the Company did not provide this collateral as of September 30, 1997.

    The Company is in violation of similar financial covenants with one other leasing company and two other lenders which could also result in the acceleration of the amounts due. One of the lenders has agreed to waive the financial covenants for the remainder of the loan's term, which expires in November of 1997. The other two companies, which have a combined outstanding balance of $2.6 million as of September 30, 1997, have agreed to waive the existing covenant defaults until December 31, 1997.

    The Company is confident that it will be able to either arrange suitable new covenants with its lenders when the forbearance and waivers terminate or extend the waivers and forbearances. In the event that acceptable new covenants cannot be agreed upon, or the waivers and forbearance are not extended, or alternative sources of financing are not available, the Company may be materially and adversely affected by collateral requirements and the acceleration of the amounts due under the various agreements.

    To ensure adequate liquidity to carry out its business plans, the Company is considering various financing alternatives. The Company has filed a Form S-3 shelf registration statement covering debt securities, convertible debt securities or common stock, with proposed maximum aggregate offering proceeds of $90.0 million. The registration statement has been declared effective by the Securities and Exchange Commission.

CYGNUS, INC.
September 30, 1997


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE DISCUSSION SET FORTH BELOW CONTAINS PROJECTIONS AND FORWARD LOOKING STATEMENTS REGARDING FUTURE EVENTS AND THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY. WE WISH TO CAUTION YOU THAT THESE STATEMENTS ARE ONLY OUR PREDICTIONS AND OBJECTIVES. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. PLEASE NOTE IN PARTICULAR THROUGHOUT THIS DOCUMENT WHERE WE HAVE HIGHLIGHTED SPECIFIC RISKS ASSOCIATED WITH THE COMPANY AND ITS ACTIVITIES. WE ALSO REFER YOU TO DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, SUCH AS ITS MOST RECENT FORM 10-K AND ITS SUBSEQUENT FORM 10-Q AND FORM 8-K REPORTS. THESE DOCUMENTS AND THE DISCUSSION BELOW CONTAIN IMPORTANT FACTORS, INCLUDING WITHOUT LIMITATION THOSE INVOLVING CERTAIN ONGOING ARBITRATION PROCEEDINGS INVOLVING THE COMPANY, THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER FROM OUR CURRENT EXPECTATIONS AND THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

GENERAL

   Cygnus is engaged in the development and manufacture of diagnostic and drug delivery systems, with its current efforts primarily focused on two core areas: a painless, automatic glucose monitoring device (the GlucoWatch-TM-system) and transdermal drug delivery systems.

    The Company's product development efforts have been and are expected to continue to be either self-funded, funded by licensees, or both. In general, the Company's licensing agreements provide that Cygnus will manufacture its products and receive manufacturing revenues from sales of these products to its licensees. Cygnus may also receive royalties based on certain of its licensees' product sales. In certain circumstances, the Company may elect to license manufacturing rights for a product to its licensee in exchange for a technology transfer fee and/or a higher royalty rate.

    Cygnus' licensees generally have the right to abandon a product development effort at any time for any reason without significant penalty. Such cancellations may result in delays, suspension or abandonment of clinical testing, the preparation and processing of regulatory filings and in product development and commercialization efforts. Licensees have exercised this right in the past, and there can be no assurance that current and future licensees will not exercise this right in the future. If a licensee were to cease funding one of the Company's products, Cygnus would either self-fund development efforts, identify and enter into an agreement with an alternative licensee or suspend or abandon further development work on the product. There can be no assurance that, if necessary, the Company would be able to negotiate an agreement with an alternative licensee on acceptable terms. Since all payments to the Company under its licensing agreements following their execution are contingent on the occurrence of future events or sales levels, and the agreements are terminable by the licensee, no assurance can be given as to whether the Company will receive any particular payment thereunder or as to the amount or timing of any such payment. The Company may choose to self-fund certain research and development projects in order to exploit its technologies. Any increase in Company-sponsored research and development activities will have an immediate adverse effect on the Company's results of operations. However, should such Company-sponsored

CYGNUS, INC.
September 30, 1997


research and development activities result in a commercial product, the long-term effect on the Company's results of operations could be favorable.

    For the Company to remain competitive, it will need to develop, in-license or acquire new diagnostic and drug delivery products.
Furthermore, the Company's ability to develop and commercialize products in the future will depend on its ability to enter into collaborative arrangements with additional licensees on favorable terms. There can be no assurance that the Company will be able to enter into new collaborative arrangements on such terms, if at all.

    The Company's results of operations vary significantly from quarter to quarter and year to year and depend on, among other factors, the signing of new product development agreements and the timing of recognizing payment amounts specified thereunder, the timing of recognizing license fees and cost reimbursement payments made by pharmaceutical licensees, the demand for its Nicotrol-Registered Trademark- product, the demand for and shipments of its FemPatch product, and the costs associated with its manufacture. The Company's contract revenues are generally earned and recognized based on the percentage of actual efforts expended compared to total expected efforts during the development period for each contract. However, contract revenues are not always aligned with the timing of related expenses. To date, research and development expenses have generally exceeded contract revenue in any particular period and the Company expects the same situation to continue for the next few years. In addition, the level of revenues in any given period is not necessarily indicative of expected revenues in future periods. The Company has incurred net losses each year since its inception and does not believe it will achieve profitability in 1997. At September 30, 1997, after recording the $39.6 million arbitration settlement discussed below, the Company's accumulated deficit and net capital deficiency were approximately $131.3 million and $9.8 million, respectively.

RESULTS OF OPERATIONS:

COMPARISON FOR THE QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996

    PRODUCT REVENUES for the quarter ended September 30, 1997 were $1.8 million, compared to $7.1 million for the quarter ended September 30, 1996. Product revenues were $3.5 million for the nine months ended September 30, 1997, compared to $12.4 million for the nine months ended September 30, 1996. Product revenue for the quarter ended September 30, 1997 resulted from the initial shipments of FemPatch, the Company's second commercialized product. The reduction in total product revenue for the three and nine months ended September 30, 1997 resulted from the discontinuation of Nicotrol manufacturing in the first quarter of 1997.

    FemPatch is a low-dose, 7-day estrogen replacement transdermal patch for the treatment of menopausal symptoms. Sanofi, the Company's worldwide licensee, has sublicensed U.S. marketing rights to Warner-Lambert Company. Cygnus manufactures the product.

    In the first quarter of 1997, Pharmacia & Upjohn ("Pharmacia") exercised its option to purchase the U.S. manufacturing rights for Nicotrol from Cygnus. Cygnus will continue to receive royalty revenue from the worldwide sales of Nicotrol. The Company has been unsuccessful in reaching an agreement with Pharmacia regarding Pharmacia's obligations for certain purchase order

CYGNUS, INC.
September 30, 1997


commitments and existing inventory costs. Cygnus has initiated arbitration proceedings against Pharmacia relating to these disputed matters.

    Due to the above factors, the uncertainty of the success of the Company's recently launched FemPatch product, and the uncertainty regarding when and if additional products will obtain clearance from the Food and Drug Administration ("FDA") and when and if licensees will sell and market such products, the Company believes that the level of product revenues experienced to date are not indicative of future results and may fluctuate from quarter to quarter. In particular, the Company anticipates that total revenue from Nicotrol during 1997 will be well below 1996 levels as a result of the discontinuation of Nicotrol manufacturing.

    CONTRACT REVENUES for the quarter ended September 30, 1997 were $3.5 million, compared to the $3.5 million for the quarter ended September 30, 1996 and were $11.0 million for the nine months ended September 30, 1997, compared to $10.3 million for the nine months ended September 30, 1996. Contract revenues primarily reflect labor and material cost reimbursements associated with certain transdermal delivery systems and the amortization of milestone payments relating to certain transdermal delivery systems and the glucose monitoring device. The increase in contract revenues for the nine months ended September 30, 1997 is primarily due to a $1.0 million payment from Pharmacia for the exercise of its option to purchase the manufacturing rights for Nicotrol, as noted above.

    In February 1996, the Company entered into an agreement with Becton Dickinson and Company for the marketing and distribution of the GlucoWatch-TM-, a painless, automatic glucose monitoring device being developed by Cygnus. Under the terms of the agreement, Becton Dickinson has exclusive worldwide marketing and distribution rights, with the exception of Japan and Korea. Cygnus will have primary responsibility for completing product development, obtaining regulatory approvals and manufacturing. In addition, Cygnus may participate in sales, marketing and customer service and support for the product. In the first half of 1996, Cygnus received an up-front, non-refundable payment from Becton Dickinson. The Company is also eligible to receive future milestone payments as well as a percentage of the product's future commercial success.

    In July 1996, the Company entered into an agreement with Tokyo-based Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi") for the marketing and distribution of the GlucoWatch. Under the terms of this agreement, Yamanouchi has exclusive marketing and distribution rights in Japan and Korea. Cygnus will have primary responsibility for completing product development and for manufacturing. In the third quarter of 1996, Cygnus received an up-front, non-refundable payment from Yamanouchi and is eligible to receive milestone payments as well as a percentage of the product's future commercial sales. In July 1996, the Company also entered into a development and marketing agreement with Yamanouchi for a 7-day transdermal product to deliver a proprietary Yamanouchi compound. Under the terms of the agreement, Cygnus will receive funding for the development of the transdermal product and will have exclusive rights to manufacture and supply Yamanouchi with the product and Yamanouchi will have exclusive worldwide marketing rights to the product.

CYGNUS, INC.
September 30, 1997


    Contract revenues are expected to fluctuate from quarter to quarter and from year to year, and future contract revenues cannot be reasonably predicted. The contributing factors to achieving contract revenues include, but are not limited to, future successes in finalizing new collaborative agreements, timely achievement of milestones under current contracts, and strategic decisions on self-funding certain projects. Cygnus' licensees generally have the ability to abandon the rights to a product and the obligation to make related payments. Since all payments to the Company under these agreements following their execution are contingent on the occurrence of future events or sales levels, and the agreements are terminable by the licensee, no assurance can be given as to whether the Company will receive any particular payment thereunder or as to the amount or timing of any such payment. The Company is unable to predict to what extent the termination of existing contracts by current partners, or new collaborative agreements, if any, will impact overall contract revenues in 1997 and subsequent future periods.

    ROYALTY AND OTHER REVENUES for the quarter ended September 30, 1997 were $0.1 million, compared to $0.1 million for the quarter ended September 30, 1996 and were $8.5 million for the nine months ended September 30, 1997, compared to $0.8 million for the nine months ended September 30, 1996. The amounts include royalties from sales by Pharmacia of the Company's nicotine transdermal product in Europe and Canada, and by Pharmacia's marketing partner in the U.S. The net increase in royalty and other revenues for the nine months ended September 30, 1997 is primarily due to the recognition of previously deferred royalty payments associated with the U.S. non-prescription sales of Nicotrol during the second half of 1996.

    Royalty revenue will fluctuate from period to period since it is primarily based upon sales by the Company's licensees. The level of royalty income for a product also depends on various external factors, including the size of the market for the product, product pricing levels and the ability of the Company's licensee to market the product. Therefore, the level of royalty revenue for any given period is not indicative of the expected royalty revenue for future periods. As a result of the Company's marketing partner's customers ability to meet product demand by utilizing existing inventory, royalty revenue for the fourth quarter of 1997 will be lower than the comparable quarter of 1996.

    COSTS OF PRODUCTS SOLD for the quarter ended September 30, 1997 were $3.0 million, compared to $6.3 million for the quarter ended September 30, 1996 and were $7.0 million for the nine months ended September 30, 1997, compared to $11.1 million for the nine months ended September 30, 1996. Costs of products sold primarily include direct and indirect production, facility and personnel costs required to meet future anticipated production levels. The decrease in costs of products sold for the three and nine months ended September 30, 1997 largely reflects the reduction of direct expenses related to Nicotrol production. As a result of Pharmacia's exercise of its option to purchase the manufacturing rights of Nicotrol, the Company will incur no manufacturing costs associated with Nicotrol production, but consequently, will achieve no production margins associated with such production. Cost of products sold for the three months ended September 30, 1997 include the initial shipments of FemPatch, the Company's second commercialized product. The Company experienced negative product margins for the three and nine months ended September 30, 1997 due to low production volumes which prevented the Company from absorbing all of its fixed manufacturing costs.

CYGNUS, INC.
September 30, 1997


    RESEARCH AND DEVELOPMENT EXPENSES for the quarter ended September 30, 1997 were $5.4 million, compared to $6.0 million for the quarter ended September 30, 1996 and were $16.4 million for the nine months ended September 30, 1997, compared to $16.9 million for the nine months ended September 30, 1996. Research and development and clinical activities primarily include the glucose monitoring development program, the support of the Company's hormone replacement therapy products (one of which, FemPatch, was launched in September 1997 and two of which are in clinical trials) and a contraception product. While current levels are consistent with the prior year, Cygnus anticipates that the development of new products, continued research of new technologies and preparation for regulatory filings and clinical trials will result in an increase in its overall research and development expenses.

    MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES for the quarter ended September 30, 1997 were $2.2 million, compared to $1.5 million for the quarter ended September 30, 1996 and were $6.1 million for the nine months ended September 30, 1997, compared to $6.9 million for the nine months ended September 30, 1996. The decrease for the nine months ended September 30, 1997 primarily reflects decreased professional fees associated with the Company's legal proceedings involving Sanofi. The Company expects that marketing, general and administrative expenses will increase in the future as the Company expands its operations.

    ARBITRATION SETTLEMENT EXPENSE AND CORRESPONDING ACCRUALS for the quarter and nine months ended September 30, 1997 consists of a $39.6 million non-recurring arbitration settlement expense, of which $23.0 million is long-term. Under the terms of the settlement, Cygnus (i) will pay Sanofi $14.0 million in cash, (ii) will make royalty payments of between 6.5% to 8.5% of any and all net sales of two products, which are subject to minimum payments in an aggregate amount equal to $17.0 million, commencing in 2001 and ending in 2005, whether or not any net sales of the two products have occurred, and (iii) will issue a convertible promissory note in the principal amount of $6.0 million payable in full at the end of four years and bearing interest at 6.5% per annum. The note will be convertible into the Company's Common Stock at Sanofi's option, exercisable at any time during the four year term, at a conversion rate of $21.725 per share. Overall, Cygnus' non-recurring expenses attributable to the arbitration settlement recorded in the three months ended September 30, 1997 totaled $39.6 million, of which $23.0 million is long-term.

    INTEREST INCOME, NET OF INTEREST AND OTHER EXPENSE for the quarter ended September 30, 1997 was $0.3 million, compared to $0.2 million for the quarter ended September 30, 1996 and was $0.9 million for the nine months ended September 30, 1997, compared to $1.2 million for the nine months ended September 30, 1996. The decrease for the nine months ended September 30, 1997 is due primarily to higher interest expense associated with the Company's June 1996 $8.0 million bank loan agreement for short-term working capital. In addition, interest income earned has decreased in conjunction with the decrease in the cash and cash equivalents balance.

CYGNUS, INC.
September 30, 1997


LIQUIDITY AND CAPITAL RESOURCES

    Through October 1995, the Company received net proceeds of approximately $82.1 million from public offerings of its Common Stock. Through 1996, the Company financed approximately $8.4 million of manufacturing and research equipment under capital loan and lease arrangements. In 1997, the Company entered into a new loan agreement for $1.3 million to finance additional capital equipment. As of September 30, 1997 this loan was fully secured by deposits.

    In December of 1994, the Company borrowed $1.7 million under a bank line of credit to finance the purchase of manufacturing and research equipment. This line is being repaid in monthly installments through June 30, 1998. As of September 30, 1997 there is $0.4 million outstanding under this agreement. In June 1996, the Company received $8.0 million under a bank loan agreement for short-term working capital. This loan is being repaid monthly through December 1999. As of September 30, 1997 there is $6.7 million outstanding under this agreement. The bank loans are subject to a number of financial and other covenants. In the event of default the Bank may, at its option, exercise its rights to remedies specified in the loan agreements which include, among other things, the acceleration of amounts due under the agreements. As a result of recording the arbitration settlement, the Company is in default of these agreements due to the breach of several financial covenants, including those related to the ratio of Debt to Tangible Net Worth and the total Tangible Net Worth. The Company could remove the default condition on the June 1996 loan by pledging cash or certificates of deposit in the amount of 55% of the $6.7 million September 30, 1997 outstanding balance. However, since the bank has agreed to forbear from exercising its rights under the Loan Documents until January 30, 1998, the Company did not provide this collateral as of September 30, 1997.

    The Company is in violation of similar financial covenants with one other leasing company and two other lenders which could also result in the acceleration of the amounts due. One of the lenders has agreed to waive the financial covenants for the remainder of the loan's term, which expires in November of 1997. The other two companies, which have a combined outstanding balance of $2.6 million as of September 30, 1997, have agreed to waive the existing covenant defaults until December 31, 1997.

    The Company is confident that it will be able to either arrange suitable new covenants with its lenders when the forbearance and waivers terminate or extend the waivers and forbearance. In the event that acceptable new covenants cannot be agreed upon, or the waivers and forbearance are not extended, or alternative sources of financing are not available, the Company may be materially and adversely affected by collateral requirements and the acceleration of the amounts due under the various agreements.

    After recording the arbitration settlement in September of 1997, the Company has a negative net worth of $9.8 million. However, $23.0 million of the $39.6 million settlement is long-term, with payments spread between 2001 and 2005.

CYGNUS, INC.
September 30, 1997


    In addition to the cash received from the public offerings, equipment lease and short-term working capital financing, the Company has been financing its operations primarily through revenues and interest income.

    Net cash used in operating activities for the nine month period ended September 30, 1997 was $10.6 million, compared with net cash used of $4.6 million for the period ended September 30, 1996. Cash used in operating activities during the period ended September 30, 1997 was primarily due to the Company's net loss of $45.3 million, decrease of $10.0 million in deferred revenue and an increase of $3.3 million in notes receivable, prepaid expenses and other current assets. This was offset by the $39.6 million increase in Sanofi obligations and a decrease of $7.0 million in accounts receivable. Cash used in operating activities during the period ended September 30, 1996 was primarily due to the Company's net loss of $10.0 million, increases in accounts receivable, inventories and prepaid and other assets and the decrease in accrued professional services, offset by increases in accounts payable, deferred revenue and deferred compensation and other liabilities.

    The current level of cash used in operating activities is not necessarily indicative of the level of future cash usage. As a result of increased expenditures for the development of new products, preparation for regulatory filings and clinical trials and the expected reduction in product revenues, the Company anticipates an increase in cash usage for 1997 and future operating activities.

    Net cash used in investing activities of $7.6 million for the nine months ended September 30, 1997 resulted primarily from net purchases of short-term investments of $5.0 million and capital expenditures of $2.6 million. Net cash used in investing activities of $10.7 million for the nine months ended September 30, 1996 resulted primarily from net purchases of short-term investments of $9.8 million and capital expenditures of $0.9 million.

    Net cash provided by in financing activities of $2.7 million for the nine months ended September 30, 1997 includes $2.5 million from the exercise of warrants to purchase common stock and $1.7 million of common stock issuance proceeds offset by $1.5 million in long-term debt and capital lease repayments. Net cash provided by financing activities of $10.3 million for the nine months ended September 30, 1996 includes $8.0 million received from the short-term working capital loan and security agreement, $3.5 million of common stock issuance proceeds and $0.3 million from the sale and leaseback of equipment offset by long-term debt and capital lease repayments of $0.4 million and $1.1 million, respectively.

    The Company's long-term capital expenditure requirements will depend upon numerous factors, including: the progress of the Company's research and development programs; the time required to obtain regulatory approvals; the resources that the Company devotes to the development of self-funded products, proprietary manufacturing methods and advanced technologies; the ability of the Company to obtain additional licensing arrangements and to manufacture products under those arrangements; the additional expenditures to support the manufacture of new products if and when approved; and possible acquisitions of products, technologies and companies. As the Company evaluates the progress of its development projects, in particular the glucose monitoring

CYGNUS, INC.
September 30, 1997


device and hormone replacement products, its commercialization plans and the lead time to set up manufacturing capabilities, Cygnus may commence long-term planning for another manufacturing site. Nevertheless, the Company believes that such long-term planning will not result in any material impact on cash flows and liquidity for 1997.

    Based upon current expectations for operating losses, arbitration settlement payments, and projected short-term capital expenditures, the Company believes that its existing cash, cash equivalents and short-term investments of $39.2 million, when coupled with expected future product sales and royalty revenue, contract revenues from development agreements, interest income and possible equipment financing, will be sufficient to meet its operating expenses and capital expenditure requirements at least through the middle of 1998. To ensure adequate liquidity to carry out its business plans, the Company is considering various financing alternatives. The Company has filed a Form S-3 shelf registration statement covering debt securities, convertible debt securities or common stock with proposed maximum aggregate offering proceeds of $90.0 million. The registration statement has been declared effective by the Securities and Exchange Commission. However, there can be no assurance that the Company will be able to obtain the financing required for its future business strategies. Additionally, there can be no assurance that the Company will not require additional financing depending upon future business strategies, results of clinical trials and management decisions to accelerate certain research and development programs and other factors.

CYGNUS, INC.
September 30, 1997


                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On June 30, 1994, Sanofi, S.A. ("Sanofi") filed a request for arbitration against Cygnus with the International Court of Arbitration. In its request for arbitration, Sanofi alleged that Cygnus breached its existing contract with Sanofi by, among other things, entering into a product development agreement with another company for the development of transdermal systems in the field of hormone replacement therapy (which agreements pertain to each of the Company's hormone replacement products other than FemPatch). Sanofi, in the original filing sought to recover from Cygnus in excess of $60.0 million for damages attributable to the alleged breach. International Chambers of Commerce (the "Tribunal") announced an interim award in the arbitration proceedings in October 1996. The Tribunal found that two transdermal products for hormone replacement therapy licensed by Cygnus to another company fall within the scope of an exclusive license previously granted to Sanofi.

    In September 1997, the Company and Sanofi agreed to a settlement of the arbitration dispute. Under the terms of the settlement, Cygnus (i) will pay Sanofi $14.0 million in cash, (ii) will make royalty payments of between 6.5% to 8.5% of any and all net sales of two products, which are subject to minimum payments in an aggregate amount equal to $17.0 million, commencing in 2001 and ending in 2005, whether or not any net sales of the two products have occurred, and (iii) will issue a convertible promissory note in the principal amount of $6.0 million payable in full at the end of four years and bearing interest at 6.5% per annum. The note will be convertible into the Company's Common Stock at Sanofi's option, exercisable at any time during the four year term, at a conversion rate of $21.725 per share. Overall, Cygnus' non-recurring expenses attributable to the arbitration settlement recorded in the three months ended September 30, 1997 totaled $39.6 million, of which $23.0 million is long-term.

CYGNUS, INC.
September 30, 1997


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


a)  EXHIBITS

    The following exhibits are filed herewith or incorporated by reference:

    27.  Financial Data Schedule



b)  REPORTS ON FORM 8-K

    The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.

CYGNUS, INC.
September 30, 1997


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CYGNUS, INC.

Date:    November 14, 1997            By:        /s/ John C. Hodgman
     ----------------------------        ----------------------------------
                                                 John C. Hodgman
                                          Chief Financial Officer (Principal
                                            Accounting  Officer) and Vice
                                            President, Finance; President,
                                                 Cygnus Diagnostics

                                INDEX OF EXHIBITS

The following exhibits are included herein:


Exhibit 27    Financial Data Schedule