Form 10-K
period 1997-12-31
CYGNUS INC /DE/
filed 1998-02-06
CIK 870755

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K

     (X) Annual report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the fiscal year ended December 31, 1997 or
     ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.




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

                                    (650) 369-4300
                 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $ 0.001 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X  No
                                           ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing price of Common Stock on FEBRUARY 4, 1998 as reported on the Nasdaq National Market was APPROXIMATELY $355,667,442. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

                                      20,179,713
                                      ----------
        (Number of shares of common stock outstanding as of FEBRUARY 4, 1998)

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A for its 1998 Annual Meeting of Stockholders is incorporated by reference into
Part III hereof.

                                     CYGNUS, INC.
                           1997 ANNUAL REPORT ON FORM 10-K

                                  TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I

ITEM 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .2
ITEM 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15
ITEM 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 16
ITEM 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . 16


PART II

ITEM 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . . . 18
ITEM 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . 19
ITEM 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . . . . 20
ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk . . . . 26
ITEM 8.   Financial Statements and Supplementary Data. . . . . . . . . . . . 26
ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . 26


PART III

ITEM 10.  Directors and Executive Officers of the Registrant . . . . . . . . 27
ITEM 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . 27
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management . . 27
ITEM 13.  Certain Relationships and Related Transactions . . . . . . . . . . 27


PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K. . 28


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 32

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

   Cygnus, Inc. ("Cygnus" or the "Company") is engaged in the development and manufacture of diagnostic and drug delivery systems, utilizing proprietary technologies to satisfy unmet medical needs cost effectively. The Company's current efforts are primarily focused on two core areas: a painless, bloodless and automatic glucose monitoring device (the GlucoWatch system) and transdermal drug delivery systems.

    The Company entered into Note Purchase Agreements dated as of February 3, 1998 with certain institutional investors to issue and sell approximately $43 million of 4% Senior Subordinated Convertible Notes due 2005 (the "Notes"). This transaction closed on February 5, 1998. The Notes were sold at par and mature on February 1, 2005 and bear interest at a rate of 4% per annum. After deducting the debt issuance costs, the Company received approximately $40.0 million. Interest on the Notes may be paid in Common Stock or cash at the option of the Company. The Notes are convertible into Common Stock of the Company at a conversion price equal to the average of the two lowest trade prices of the Common Stock as reported on the Nasdaq National Market for a specified number of trading days immediately preceding the conversion date until February 1, 2000. The conversion price will be subject to maximum conversion prices until February 1, 2000 and minimum conversion prices until February 1, 1999. Commencing February 1, 2000, the conversion price of the Notes will be set at a fixed price equal to the greater of $150.00 per share and 150% of the market price of the Common Stock for 20 trading days preceding such date. Debt issuance costs of approximately $2.6 million will result in additional interest charges to be recorded over the term of the Notes.

    On February 4, 1998, the Company completed a direct public offering of 905,740 shares of its Common Stock for total proceeds to the Company of approximately $13.8 million. The Common Stock was sold at a discount from the market price.

 THE GLUCOWATCH SYSTEM.
    The Company's GlucoWatch system represents a potential advance in diabetes care technology as compared to the currently prevailing "finger stab" blood monitoring method. The GlucoWatch is designed to measure glucose painlessly, bloodlessly and automatically through the ease and convenience of a device worn like a wristwatch. Worldwide sales of blood glucose self-monitoring products were approximately $2.5 billion in 1996, which represented an increase of approximately 14% over 1995 levels. It is estimated that more than 40 million people in North America, Europe, Japan and Korea have diabetes. In the United States ("U.S.") alone, more than ten million people have been diagnosed with another five million believed to have the condition. The number of people with diabetes is expected to continue to grow with the aging of the population, while the number of diagnosed cases is also expected to increase with changes in diagnostic standards and new diagnostic technologies.
Clinical studies sponsored by the National Institutes of Health ("NIH") indicate that better management of glucose levels through more frequent testing would enable people with diabetes to reduce or significantly delay many serious diabetes-related health complications. However, largely due to the pain of repetitive finger stabbing and the associated disruption of daily life, the Company believes most people with diabetes currently test their glucose levels less than half as often as recommended. As a result of the drawbacks of the finger stab method, the Company believes that there is a significant unmet demand for a painless, bloodless, automatic glucose-monitoring device.

    To address this unmet demand, the Company is developing the GlucoWatch, which is expected to reduce or eliminate significant drawbacks of the finger stab testing technique. The device, which is worn like a wristwatch is designed to automatically extract and measure glucose levels painlessly through intact skin every twenty or thirty minutes. The extracted glucose is collected in a consumable transdermal pad called the AutoSensor, which is attached to the back of the device and replaced approximately every twelve hours. The GlucoWatch system is intended to offer a combination of features not available in currently marketed devices, such as: an electronic memory to store and display glucose levels; the ability to download stored information to personal computers to analyze glucose data and trends; alarms indicating hypo- and hyperglycemic conditions; and event markers which record factors that affect glucose levels. The GlucoWatch can be worn during the day and night for continuous glucose monitoring. The Company believes the GlucoWatch system will provide the frequent testing and trend analysis of glucose levels necessary to enable people with diabetes to better manage their condition and eliminate the pain and inconvenience associated with repetitively stabbing the finger to test the blood. The Company believes this unique combination of features will result in better control of glucose levels, improved quality of life and more cost-effective healthcare.

    In developing the GlucoWatch, the Company has sought to design a device that would offer the above features and be substantially equivalent to finger stab blood glucose monitoring in terms of accuracy and precision. Test results from a clinical study using a prototype of the GlucoWatch, which were published in NATURE MEDICINE (November 1995), indicated a level of accuracy and precision that the Company believes is comparable to those associated with finger stab blood glucose monitoring devices. In 1997, Cygnus completed extensive research clinical studies using a version of the GlucoWatch designed for commercial sale. The results of these studies demonstrated that the GlucoWatch is able to measure glucose levels with statistically significant accuracy and precision across a variety of conditions. Based on the Company's research clinical studies and published performance data for certain currently marketed finger stab monitoring devices, the Company believes the GlucoWatch is capable of a level of accuracy and precision comparable to such devices. There can be no assurance that the Company will be able to successfully develop the GlucoWatch or that it will obtain clearance or approval from the U.S. Food and Drug Administration (the "FDA").

    To prepare a submission to the FDA for approval of the GlucoWatch, the Company has initiated registration clinical trials. Based on discussions with the FDA, the Company believes that the submission will be in the form of a 510(k) notification, although the final determination will not be made until the FDA receives the submission. The Company anticipates submitting a 510(k) notification in the second quarter of 1998, although the potential exists for this filing to be deferred until the second half of 1998.

    Although the Company believes its clinical results to date are encouraging, to seek FDA approval for the GlucoWatch system, the Company will need to conduct registration clinical trials. No assurance can be given that data generated in such trials will be as favorable as data generated in clinical trials to date or that, even if such data are as favorable, such data will provide a sufficient basis for the approval of the GlucoWatch system by the FDA.

    In 1996, Cygnus entered into collaborations with Becton Dickinson and Yamanouchi for the commercialization of the GlucoWatch. Under the Becton Dickinson agreement, the Company has granted Becton Dickinson exclusive worldwide marketing and distribution rights, with the exception of Japan and Korea. Under this agreement, the Company has primary responsibility for product development, regulatory approvals, manufacturing and customer support, and retains the option to participate in sales and marketing. The Company also entered into an agreement with Yamanouchi for the marketing and distribution of the GlucoWatch in Japan and Korea. Under these agreements, Cygnus is eligible to receive up-front and milestone payments totaling $30 million prior to commercialization and to receive a percentage of the product's future commercial success. In June 1997, Cygnus granted Becton Dickinson exclusive worldwide marketing rights, with the exception of Japan and Korea, for the Company's second generation glucose monitor. Becton Dickinson has agreed to fund, in part, the development of the product. In the past some of the Company's licensees, distributors and collaborators have approached the Company requesting modification of the terms of existing agreements. Becton Dickinson has recently approached the Company to discuss modifying the non-compete terms of the existing agreement. The Company is unable to predict the outcome of these discussions.

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

    The Company's transdermal product line is focused on contraception, hormone replacement therapy and smoking cessation. The Company has two marketed products, the Nicotrol nicotine patch and the FemPatch estrogen hormone replacement patch. The Company has strategic collaborations for its transdermal products with Ortho Pharmaceutical Corporation, a subsidiary of Johnson & Johnson (contraception), American Home Products Corporation, Sanofi and Warner-Lambert (hormone replacement therapy), and Pharmacia (smoking cessation).

PORTFOLIO OF PRODUCTS
    The data in the following table summarize Cygnus' current product portfolio, the potential indications, development status and licensees of marketing and distribution rights. The data in the table are qualified by reference to the more detailed descriptions set forth herein. Development of the various products listed is being funded by the designated licensee or distributor, the Company, or both. The Company has additional products in early development, which are not listed below, and is conducting a number of new product feasibility studies.

                                  PRODUCT PORTFOLIO

PRODUCT                INDICATIONS             STATUS (1)                       MARKETING RIGHTS
-------                -----------             ----------                       ----------------

DIAGNOSTIC SYSTEMS:
------------------
PAINLESS, AUTOMATIC GLUCOSE MONITORING:
---------------------------------------
   GlucoWatch          Diabetes                Registration clinicals           Becton Dickinson
                                                                                Yamanouchi

DRUG DELIVERY SYSTEMS:
----------------------
TRANSDERMAL DRUG DELIVERY:
--------------------------

SMOKING CESSATION:
   Nicotrol            Smoking cessation       Commercialized in North          Pharmacia & Upjohn, Inc.:
                                               America and certain              Johnson & Johnson (2)
                                               European countries
   Nicotine Patch      Smoking cessation       Phase 2  clinicals completed     Cygnus

HORMONE REPLACEMENT:
   Estrogen 7-Day:
   FemPatch            Menopausal symptoms     Commercialized in North          Sanofi: Warner-Lambert (3)
                                               America
   E(2)III             Menopausal symptoms     Phase 3 clinicals                American Home Products

   Estrogen/Progestin:
   Combination         Menopausal symptoms     Phase  3 clinicals               American Home Products
      3.5-Day

CONTRACEPTION:
   Estrogen/Progestin:
   Combination 7-Day   Contraception           Phase 3 clinicals                Johnson & Johnson (4)

(1) The Company's products are generally developed in the following stages: development, prototype, pre-clinical studies (preparing to file an Investigational New Drug Application ("IND"), clinical trials, and regulatory submission.
(2) Pharmacia has worldwide rights, and has sublicensed rights in North America to Johnson & Johnson.
(3) Sanofi has granted a sublicense of such rights with respect to North America to Warner-Lambert.
(4) The Company's agreement with Johnson & Johnson grants Johnson & Johnson exclusive rights to the estrogen/progestin combination 7-day contraception product.

PAINLESS, BLOODLESS AND AUTOMATIC GLUCOSE MONITORING

MARKET OPPORTUNITY

    People with diabetes measure blood glucose levels to adjust their diet and insulin use to better control their glucose levels to prevent diabetes-related complications. Currently, to measure their glucose levels, people with diabetes must stab their fingers with a lancet, draw blood and place a drop of blood on a glucose reagent strip inserted in an instrument which provides a glucose reading. Each day of testing can involve numerous stabs and the complete procedure is not only painful but disruptive to daily life. As a result of this pain and disruption, the Company believes most people with diabetes monitor their blood glucose levels less than twice per day, instead of the recommended four to seven times per day. Even at this level of testing, the market for products for self-monitoring of glucose levels by people with diabetes is quite substantial.

    Worldwide sales of products for the self-monitoring of blood glucose levels were approximately $2.5 billion in 1996, which represented an increase of approximately 14% over 1995 levels. The Company believes that approximately 80% to 90% of the sales were related to disposable glucose reagent strips for finger stab monitoring. In the U.S., a relatively small segment of people with diabetes who measure their glucose level account for the majority of testing: for example, of these people, just 22% (about 1.7 million) account for 68% of the tests performed and 37% (about 2.9 million) account for 87% of tests performed. It is estimated that more than 40 million people in North America, Europe, Japan and Korea have diabetes. In the U.S. alone, more than ten million people have been diagnosed with diabetes with another five million believed to be undiagnosed. The number of people diagnosed with diabetes has been growing and is expected to continue to grow due to the aging of the population, changes in diagnostic standards and new diagnostic technologies. Specifically, the diagnostic standards in the U.S. have been changed such that a fasting plasma glucose value of greater than or equal to 126 mg/dL now indicates a diagnosis of diabetes, whereas such diagnosis previously required a value of greater than or equal to 140 mg/dL. Diabetes can lead to severe complications over time, including blindness, loss of kidney function and peripheral neuropathy, causing circulation problems to the arms and legs and pain and potential amputation. The American Diabetes Association ("ADA") estimated that the complications arising from diabetes cost the U.S. healthcare system in excess of $45 billion in 1992. These complications are largely a consequence of years of poor management of glucose levels by people with diabetes. Results of the Diabetes Control and Complication Trial, a major clinical trial sponsored by the NIH and published in 1993, showed that more frequently monitored blood glucose levels and rigid adherence to a program of diet, exercise and insulin injections could prevent or significantly delay the onset of many of the long-term complications of diabetes.

THE GLUCOWATCH SYSTEM

    The Company believes that there is an unmet demand for painless, bloodless and automatic glucose monitoring. To address this unmet demand, the Company has developed the GlucoWatch, which is worn like a wristwatch and automatically extracts and measures glucose levels painlessly through intact skin every twenty or thirty minutes. The GlucoWatch then displays and stores current and past glucose levels and trend data. The extracted glucose is collected in a consumable transdermal pad called the AutoSensor, which is attached to the back of the device and replaced approximately every twelve hours. The GlucoWatch system offers a combination of features not available in currently marketed devices, in a portable and discreet device. These include frequent data collection, electronic memory to store and display glucose levels, personal computer downloading for trend analysis, alarms indicating hypo- and hyperglycemic conditions and event markers which record factors that affect glucose levels. The GlucoWatch is designed to be worn day and night for continuous glucose monitoring. The GlucoWatch is expected to reduce or eliminate significant drawbacks of the finger stab technique, such as the pain of repetitive stabbing and the disruption of normal activities caused by indiscreet, cumbersome procedures. The Company believes the GlucoWatch can lead to improved disease management, enabling people with diabetes to prevent or delay severe complications associated with the condition.

    The GlucoWatch extracts glucose molecules through intact skin utilizing a patented proprietary process called electroosmosis, which uses low levels of electric current. Glucose molecules are collected in the AutoSensor, which adheres to the skin, contains a biosensor and is attached to the back of the GlucoWatch. The collected glucose triggers an electro-chemical reaction in the AutoSensor, generating electrons. The biosensor measures the electrons and an application specific integrated circuit ("ASIC") in the GlucoWatch equates the number of electrons to a concentration of glucose in the blood. The GlucoWatch automatically measures glucose levels at frequent intervals. The GlucoWatch displays the most recent readings and trends at the push of a button. Its electronic memory capabilities permit the retrieval and downloading of data, allowing longer-term trend analysis for better disease management.

    The GlucoWatch system was designed to be simple and easy to use. Each day the rechargeable battery is replaced and a new AutoSensor is attached on the back of the GlucoWatch. A finger stab blood glucose measurement is input into the GlucoWatch for calibration. Measurements will then be generated automatically by the GlucoWatch system, providing up to thirty-six glucose measurements over a twelve hour period.

    The Company believes approximately 80% to 90% of current sales in the glucose monitoring market come from the consumable test strips on which a drop of blood is placed and inserted into a meter. The GlucoWatch uses a similar approach. The "watch device" is designed to function for a number of years while the consumable AutoSensor is designed to last for approximately twelve hours.

REGULATORY APPROVAL

    To prepare a submission to the FDA for approval of the GlucoWatch, the Company has initiated registration clinical trials. Based on discussions with the FDA, the Company believes that the submission will be in the form of a 510(k) notification, although the final determination will not be made until the FDA receives the submission. The Company anticipates submitting a 510(k) notification in the second quarter of 1998, although the potential exists for this filing to be deferred until the second half of 1998.

     Although the Company believes its clinical results to date are encouraging, to seek FDA approval for the GlucoWatch system, the Company will need to conduct registration clinical trials. However, no assurance can be given that data generated in such trials will be as favorable as data generated in clinical trials to date or that, even if such data are as favorable, such data will provide a sufficient basis for the approval of the GlucoWatch system by the FDA.

COMPETITION

    The glucose monitoring market is highly competitive. Currently the market is dominated by finger stab blood glucose monitoring products. This monitoring technique presents a number of barriers to generating more frequent blood glucose measurements, including the pain of repetitive finger lancing and the disruption of normal activities as people with diabetes typically do not want to go through the finger stab process in public. Several companies are attempting to develop non-invasive or less invasive methods to monitor glucose levels. One technology that a number of companies are pursuing is the use of infrared spectroscopy, which uses radiation to measure glucose levels. Other companies are attempting to develop a variety of methods to extract interstitial fluid and measure the glucose concentration therein. The Company believes that none of the currently marketed finger stab products nor other products in development have the range of features and benefits offered by the GlucoWatch to address the unmet needs of this category.

TRANSDERMAL DRUG DELIVERY SYSTEMS

    Transdermal drug delivery systems provide for the controlled release of drugs directly into the bloodstream through intact skin. The Company's transdermal drug delivery products are thin multilayer systems, in the form of small adhesive patches. Transdermal delivery can provide a number of advantages over conventional methods of drug administration, including enhanced efficacy increased safety, greater convenience and improved patient compliance. By delivering a steady flow of drugs into the bloodstream over an extended period of time, transdermal systems can avoid the "peak and valley" effect of oral or injectable therapy and can enable more controlled, effective treatment. By avoiding first pass metabolism through the gastrointestinal tract and the liver, the therapeutically equivalent dosage for the transdermal delivery of certain compounds can be significantly less than the corresponding oral dosage, potentially reducing dosage-related side-effects.

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

CONTRACEPTION

    The contraceptive market is estimated to have had 1996 worldwide sales of $2.4 billion. The market is dominated by oral contraceptive pills. There are no transdermal patches currently marketed. The Company believes a seven day contraceptive patch could lead to improved dosing compliance and is developing such a product under an agreement with Ortho Pharmaceutical Corporation ("Ortho"), a subsidiary of Johnson & Johnson. Ortho has exclusive worldwide marketing rights to the product. Cygnus has received up-front payments and will receive milestone payments as well as a percentage of net sales, if and when the product is commericialized, and is responsible for the development and manufacture of the product. This product is currently in Phase 3 clinical trials.

HORMONE REPLACEMENT

    The hormone replacement market is large, with $1.75 billion in sales worldwide in 1996, and is expected to grow as more women reach the age of menopause. The Company believes that its transdermal hormone replacement products have a competitive advantage over certain transdermal hormone replacement products as a result of their seven-day extended delivery systems and superior patient comfort profile. Many hormone replacement products under development by competitors last for only 3.5 days. The Company believes, based in part on its market research, that patients and physicians prefer 7-day systems to 3.5 day systems because of increased convenience and comfort, which could also lead to improved compliance.

    The Company has three hormone replacement products. FemPatch, a 7-day estrogen patch launched in 1997, was developed under an agreement with Sanofi. Warner-Lambert, which is Sanofi's sublicensee, is marketing FemPatch in North America. For a discussion of the Company's recent arbitration settlement with Sanofi, see "Business--Legal Proceedings." Cygnus' two other hormone replacement products, a 7-day estrogen patch, and an estrogen/progestin combination patch are currently in Phase 3 clinical trials. These products are being developed under an agreement with American Home Products. Under the terms of the agreement, American Home Products has worldwide marketing rights with respect to the products resulting from the collaboration. Cygnus received up-front fees and is entitled to receive milestone payments as well as a percentage of net sales on all products to be manufactured by Cygnus for the worldwide market. In addition, American Home Products will pay for all clinical trial expenses. Cygnus is otherwise responsible for financing the development and manufacture of the products. Cygnus will pay Sanofi a percentage of net sales on the two products licensed to American Home Products.

SMOKING CESSATION

    The smoking cessation market is estimated to have had 1996 worldwide sales of $450 million. The Company's Nicotrol product was initially introduced in the U.S. as a prescription product in 1992 and subsequently approved for over-the-counter sale in the U.S. in 1996. Nicotrol is currently marketed in North America by Johnson & Johnson and many European countries by Pharmacia. Cygnus receives royalties on the worldwide sales of Nicotrol. The Company is developing a second generation nicotine patch designed to address currently unsatisfied patient needs. These products are being developed to match the nicotine dosing level with the patient's level of addiction. Phase 2 clinical trials have been completed and the Company is seeking a marketing collaboration to fund further work on this product. The Company believes that the number of people who wish to stop smoking will increase, which could positively affect the smoking cessation category.

NEED TO DEVELOP NEW PRODUCTS; DEVELOPMENT STAGE OF CURRENT PRODUCTS.

     For the Company to be successful, it will need to develop and commercialize new drug delivery and diagnostic products. Several products based on the Company's technologies are currently under development by Cygnus and its licensees. These products (including the GlucoWatch) will require significant additional development and investment, including preclinical and clinical testing, prior to their commercialization and are not expected to be commercially available for several years, if at all. There can be no assurance that such products or future products (including the GlucoWatch) can or will be successfully developed, prove to be safe and effective in clinical trials, meet applicable regulatory standards, be capable of being manufactured in commercial quantities at reasonable cost or be marketed successfully. During 1994 and early 1995, the Company ceased certain of its previous development efforts. For example, the Company has suspended the development of transdermal systems for the delivery of alprazolam and prazosin, primarily due to the systems' failure to meet financial/market goals. As illustrated by the product development efforts recently terminated by the Company, there can be no assurance that initial product development efforts or third party collaborations will be successful.

    Before the Company can market the GlucoWatch, it must first conduct registration clinical trials using a version of the product designed for commercial sale, prepare a submission to the FDA and obtain clearance or approval from the FDA. Approval from other U.S. or foreign government regulatory agencies may also be required. Each of these stages will involve certain risks and challenges. The Company has completed research clinical studies using a commercial version of the product and has initiated registration clinical trials for submission to the FDA. There can be no assurance that the commercial product will produce results that are substantially equivalent to FDA-approved glucose monitoring products or that will support the necessary regulatory filings and approvals. In addition, if the Company receives the necessary regulatory approvals for the GlucoWatch, there can be no assurance that unforeseen problems will not occur in product manufacturing and commercial scale up or marketing or product distribution. Any such occurrence could significantly delay the commercialization of the GlucoWatch or prevent its market introduction entirely. Furthermore, if the GlucoWatch is successfully developed, the commercial success of the GlucoWatch will depend on its acceptance in the market.

GOVERNMENT REGULATION.
    The development, manufacture and marketing of drug delivery systems and diagnostic devices are subject to regulation by the FDA and other U.S. and foreign federal, state and local entities. These entities regulate, among other things, research and development activities and the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. Sales of the Company's products outside the U.S. are subject to comparable regulatory requirements. These requirements vary widely from country to country.

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

    The second, more comprehensive approval process applies to a new device that is not substantially equivalent to an existing product. First, the Company must conduct clinical trials in compliance with testing protocols approved by an Institutional Review Board ("IRB") for the participating research institution and the FDA's investigational device exemption regulations. Second, the Company must submit a pre-market approval ("PMA") application that contains, among other things, the results of the clinical trials. The PMA application also contains other information required under the Federal Food, Drug, and Cosmetic Act, such as a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing and proposed labeling. Finally, the manufacturing site for the product subject to the PMA must operate using Good Manufacturing Practices ("GMP") and pass an FDA Pre-Approval Inspection ("PAI") before product approvals.

    The process required by the FDA before a drug delivery system may be marketed in the U.S. depends on whether the compound has existing approval for use in other dosage forms. If the drug is a new chemical entity that has not been approved, then the process includes (i) pre-clinical laboratory and animal tests, (ii) the filing of an Investigational New Drug ("IND") application, (iii) adequate and controlled human clinical trials to establish the safety and efficacy of the drug in its intended indication and (iv) FDA approval of an New Drug Application ("NDA"). If the drug has been previously approved, then the approval process is similar, except that certain toxicity tests normally required for the IND and NDA applications may not be necessary. In addition to the foregoing, the FDA requires proof that the drug delivery system delivers sufficient quantities of the drug to the bloodstream to produce the desired therapeutic result.

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

    Cygnus' drug delivery product licensees historically have been responsible for the clinical and regulatory approval procedures. Cygnus has participated in this process by submitting to the licensee portions of the Drug Master File maintained by Cygnus and data concerning the manufacturing process for the drug delivery system. Cygnus' ability to manufacture and sell products developed under contract depends upon the licensee's completing satisfactory clinical trials and obtaining the foregoing approvals or clearances. Cygnus may prepare and submit an IND application, or obtain Non-Significant Risk device investigation status from an IRB, and perform initial clinical studies before licensing the product for marketing. The Company is increasingly taking a more active role with its collaborative partners in the clinical trials and regulatory processes of its products.

    There can be no assurance that problems will not arise that could delay or prevent the commercialization of the Company's products, or that the FDA, state and foreign regulatory agencies will be satisfied with the results of the clinical trials and approve the marketing of any products.

REGULATORY APPROVALS.
    The Company's products require the approval of the FDA before they can be marketed in the U.S. In addition, approvals are required from regulatory agencies in most foreign countries before the Company's product can be marketed in such countries. To date, the Company has two products which have received FDA
approval, Nicotrol and FemPatch.   Before a regulatory submission can be filed
with the FDA, a product must undergo extensive clinical trials. The Company's drug delivery systems require the filing of a NDA with the FDA, and the FDA's approval of the NDA. Devices such as the glucose monitoring system under development by the Company will require the filing and FDA clearance or approval of a medical device submission. The time required for regulatory approval of the Company's products after a filing is uncertain. There can be no assurance that problems will not arise that could delay or prevent the commercialization of the Company's products or that the FDA and foreign regulatory agencies will be satisfied with the results of clinical trials or approve the marketing of any products. Moreover, even if regulatory approval is granted, such approval may include significant limitations on indicated uses for which any such products could be marketed.

    The Company believes that the submission to the FDA for the GlucoWatch will be in the form of a premarket notification (a "510(k) notification"), although the final determination of the type of submission cannot be made until the FDA receives the submission. In the event that a 510(k) notification is not accepted by the FDA, the Company will be required to submit a PMA for this product, rather than a 510(k) notification. The FDA approval process for a PMA is typically more involved and requires more time than a 510(k) submission.

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

DEPENDENCE ON LICENSEES, DISTRIBUTORS AND COLLABORATIVE ARRANGEMENTS.
    Cygnus depends on its licensees and distributors to fund a significant portion of product development costs, to conduct clinical testing, to obtain regulatory approvals and to market products. The Company is dependent on Pharmacia and its sublicensee, Johnson & Johnson, for the marketing of Nicotrol. The company is also dependent upon Sanofi and its sublicensee, Warner-Lambert Company ("Warner-Lambert"), for the marketing of FemPatch. If the GlucoWatch is commercialized the company will be dependent upon Becton Dickinson and Yamanouchi for marketing and distribution. The Company's licensees and distributors generally have the right to terminate the development funding or marketing arrangements for a product at any time prior to regulatory approval for any reason without significant penalty. Licensees have exercised this right in the past, and there can be no assurance that current and future licensees or distributors will not exercise this right in the future. In the past some of the Company's licensees distributors and collaborators have approached the Company requesting modification of the terms of existing agreements. Becton Dickinson has recently approached the Company to discuss modifying the non-compete terms of the existing agreement. The Company is unable to predict the outcome of these discussions.

    The resources and attention a licensee or distributor devotes to a product are not within the Company's control. As a result, there may be delays in clinical testing, the preparation and processing of regulatory filings and commercialization efforts conducted by the company's licensees or distributors. Certain of the Company's licensees may also be permitted to offer products that are competitive with those of the Company, which could interfere with their efforts on behalf of the Company. The Company's ability to develop and commercialize products in the future will also depend on its ability to enter into collaborative arrangements. There can be no assurance that the Company will be able to enter into new collaborative arrangements or renew existing collaborative arrangements. Additionally, there can be no assurance that existing or future collaborative arrangements will be successful.

    Since all payments to the Company under it's licensing and distribution agreements following their execution are contingent on the occurrence of future events or sales levels, and the agreements are terminable by the licensee or distributor, no assurance can be given as to whether the Company will receive any particular payment thereunder or as to the amount or timing of any such payment. The Company may choose to self-fund certain research and development projects or sales and marketing efforts in order to exploit its technologies. Any increase in Company-sponsored research and development or sales and marketing activities will have an immediate adverse effect on the Company's results of operations.

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

    Changes in drug delivery and diagnostic technology will require substantial investments by companies to maintain their competitive position and may provide opportunities for new competitors to enter the industry. There can be no assurance that developments by others will not render the Company's drug delivery or diagnostic products or other technologies noncompetitive or obsolete.

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

    Furthermore, the manufacture of the Company's products is subject to current good manufacturing practices ("cGMP") requirements prescribed by the FDA or other standards prescribed by the appropriate regulatory agency in the country of use. Additionally, the Company's agreements with licensees either specify pricing formulas for products manufactured and sold by Cygnus to its licensees or specify that prices will be negotiated in the future. There can be no assurance that prices for the Company's products will cover the manufacturing costs for these products in light of the Company's limited manufacturing experience and general supply and demand conditions in the marketplace.

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

PATENTS AND PROPRIETARY RIGHTS.
    It is the Company's policy to aggressively protect its investments in technology and marketing by filing patent and trademark applications in the U.S. and key foreign countries. The Company also relies on trade secrets, know-how, licensing opportunities, and collaborative relationships to develop and maintain its competitive position.

    As of December 1997, the Company had approximately 40 U.S. patents and more than 85 foreign patents issued or allowed. These patents cover various aspects of transdermal technology including transdermal patch formulations (such as those used in hormone replacement therapy, contraception, and nicotine dependence therapy), and glucose monitoring systems. The Company has numerous additional patent applications pending worldwide.

    The Company's GlucoWatch system incorporates technology developed in-house as well as technology licensed exclusively to the Company by the Regents of the University of California ("Regents"). Regents holds several U.S. patents covering technology for transdermal extraction of glucose and other analytes. Corresponding foreign patent applications are also pending. The Company has an exclusive license worldwide under these patents.

MANUFACTURING.

    The Company's GlucoWatch has not yet been manufactured for commercial sale. To successfully commercialize the GlucoWatch, the device will have to be manufactured in compliance with regulatory requirements, in a timely manner and in sufficient quantities while maintaining product performance, quality and acceptable manufacturing costs. The Company is responsible for all aspects of manufacturing the GlucoWatch system, although the "watch device" will be manufactured by an outside supplier. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving product performance production yields, quality control and assurance and shortages of personnel. In the past, the Company has experienced these problems in sealing up its products for commercial launch. There is no assurance that similar problems will not be encountered in the future. In addition, there can be no assurance that the Company will be able to achieve and maintain product performance, quality and reliability if and when producing the GlucoWatch in the quantities required for commercialization, nor that the GlucoWatch can be assembled and manufactured at an acceptable cost.

    The GlucoWatch will be manufactured from components to be purchased from outside suppliers, most of which are the Company's single source for such components. In the event the Company is unable to obtain these components from its suppliers, the Company would be required to obtain components from alternate suppliers. Any interruption in the supply of GlucoWatch components could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company recently received ISO 9002 certification. Consequently, the Company expects to receive approval for the use of the "CE" mark for sales of its products in Europe.

    The Company's transdermal products are manufactured using several proprietary materials and production technologies developed by Cygnus in conjunction with equipment and material suppliers. Since the Company designs a unique transdermal system for each drug, Cygnus' process development engineers become involved early in the product design process. The Company believes that close interaction at the design stage permits development of efficient manufacturing techniques. In addition, Cygnus performs analytical testing in-house for each aspect of the manufacturing process, from raw material studies to final product characterization. The Company has developed proprietary assays to measure patch characteristics such as drug release rate, drug and solvent residues, and product stability. The Company has patented certain aspects of its manufacturing processes.

    Several materials used in the Company's drug delivery products are currently obtained from single sources. Although the Company has not experienced difficulty acquiring these materials for the manufacture of its products for sale or clinical trials, there can be no assurance that supply interruptions will not occur or that the Company will not have to obtain substitute vendors, if such vendors are available, which would require additional regulatory submissions and approvals. Any such interruption of supplies could have a material adverse effect on the Company's ability to develop, manufacture and sell its products.

    The Company leases a 21,000 square foot manufacturing facility used in the commercial production of FemPatch and the clinical supply of other products. The Company believes this facility will have sufficient capacity to support the planned market introduction of its current drug delivery products. The Company is currently establishing its commercial AutoSensor manufacturing operations in an existing third-party facility. Each of the foregoing facilities complies with applicable regulatory requirements.

EMPLOYEES

    As of December 31, 1997, the Company had 157 full time employees. Of this total number of employees, 66 were engaged in research and development, including process development, 26 in scientific affairs and quality assurance, 25 in general administrative, and 40 in operations. None of the Company's employees is represented by a labor union. Cygnus has experienced no work stoppages and it believes its employee relations are good.

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

THIRD-PARTY REIMBURSEMENT.

    Successful commercialization of certain of the Company's products may depend in part on the availability of reimbursement from third-party health care payors, such as private insurance plans and the government. There can be no assurance that such reimbursement will be available. Third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic and diagnostic products. There can be no assurance that adequate levels of reimbursement will be available to enable the Company to achieve market acceptance of the GlucoWatch or other new products under development or to maintain price levels sufficient to realize an appropriate return on its investment. In certain international countries, the period of time needed to obtain such reimbursement can be lengthy. The Company may delay the launch of its products into certain countries until eligibility for reimbursement is established. This could potentially have an adverse effect on the Company.

ITEM 2.  PROPERTIES

    Cygnus leases approximately 92,000 square feet in four buildings. Three are located in Redwood City, California and the fourth is located in Menlo Park, California. The first, approximately 38,000 square feet, is the headquarters building, used for laboratories and administrative offices. The second, approximately 21,000 square feet, is used for manufacturing, laboratories and support offices. The third facility, also in Redwood City, California, has approximately 11,000 square feet of which approximately 8,000 square feet are utilized for additional administrative offices and the remainder is reserved for expansion purposes. The fourth facility, which is located in Menlo Park, has approximately 22,000 square feet, and is used for storage of manufacturing materials and final products.

    The three facilities in Redwood City are leased through 1998 with an option to renew at the then fair market value through 2003. The facility in Menlo Park is leased over a three year period ending in 1999.

    The manufacturing facility was designed and constructed to comply with cGMP standards. Cygnus has received licenses from the California Department of Health Services and the United States Drug Enforcement Agency for the manufacture of drug products in this facility, and has filed a Drug Master File for the facility with the FDA. The Company believes that this manufacturing facility has sufficient capacity to meet current operating requirements and satisfy foreseeable future demands for its current drug delivery products. The Company is currently establishing its commercial AutoSensor manufacturing operations in an existing third-party facility which complies with applicable regulatory requirements.

    As the Company completes the development of its hormone replacement products, it will begin evaluating its existing manufacturing plans under which a new manufacturing site may become necessary.

ITEM 3.  LEGAL PROCEEDINGS

    On June 30, 1994, Sanofi filed a request for arbitration against Cygnus with the International Court of Arbitration. In its request for arbitration, Sanofi alleged that Cygnus breached its existing contract with Sanofi by, among other things, entering into a product development agreement with another company for the development of transdermal systems in the field of hormone replacement therapy (which agreements pertain to each of the Company's hormone replacement products other than FemPatch). Sanofi, in the original filing sought to recover from Cygnus in excess of $60.0 million for damages attributable to the alleged breach. International Chambers of Commerce (the "Tribunal") announced an interim award in the arbitration proceedings in October 1996. The Tribunal found that two transdermal products for hormone replacement therapy licensed by Cygnus to another company fall within the scope of an exclusive license previously granted to Sanofi.

    In September, 1997, the Company and Sanofi agreed to a settlement of the arbitration dispute. Under the terms of the settlement, Cygnus (i) paid Sanofi $14.0 million in cash in January 1998, (ii) will make royalty payments of between 6.5% and 8.5% of any and all net sales of two products, which are subject to minimum payments in an aggregate amount equal to $17.0 million, commencing in 2001 and ending in 2005, whether or not any net sales of the two products have occurred, and (iii) issued in December 1997, convertible promissory note in the principal amount of $6.0 million, payable in full at the end of four years and bearing interest at 6.5% per annum. The note will be convertible into the Company's Common Stock at Sanofi's option, exercisable at any time during the four year term, at a conversion rate of $21.725 per share. Overall, Cygnus' non-recurring expenses attributable to the arbitration settlement recorded in the quarter ended September 30, 1997 totaled $39.7 million. Of the total related liability of $39.2, at December 31, 1997, $23.0 million is long-term.

    In May 1997 Cygnus reported it had initiated arbitration proceedings against Pharmacia & Upjohn ("Pharmacia") relating to Nicotrol-Registered Trademark-, Cygnus' smoking cessation patch. In March of this year, Cygnus announced that Pharmacia exercised its option to purchase the U.S. manufacturing rights for Nicotrol. The agreement between Cygnus and Pharmacia provided that Pharmacia would be obligated to pay Cygnus for, among other things, existing inventory costs and for certain purchase order commitments. Pharmacia disputes their obligations regarding certain purchase order commitments. The arbitration is intended to resolve these matters. Separately, Cygnus and Pharmacia are not in agreement regarding certain royalty calculations for 1996 and 1997. If this issue is unable to be resolved by the two Companies, it could become part of the arbitration proceedings. However, the Company does not believe the resolution of this issue will have a material adverse effect on its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were brought to a vote of the Company's Stockholders in the quarter ended December 31, 1997.

                                  EXECUTIVE OFFICERS


    As of November 24, 1997 the executive officers of the Company, who serve at the discretion of the Board of Directors, are as follows:


NAME                          AGE       TITLE
----                          ---       -----

Gary W. Cleary, Ph.D.         55        Chairman of the Board of Directors and
                                        Chief Technical Officer


Gregory B. Lawless, Ph.D.     57        President, Chief Executive Officer and
                                        Director


Neil R. Ackerman, Ph.D.       54        Senior Vice President, Research &
                                        Development


Craig W. Carlson              49        Senior Vice President, Finance


James F. Grady, Jr., Ph.D.    49        Senior Vice President, Human Resources &
                                        Administration


John C. Hodgman               43        President, Cygnus Diagnostics and Chief
                                        Financial Officer


Stephen N. Kirnon             35        President, Drug Delivery Division


Alan F. Russell, Ph.D.        55        Senior Vice President, Scientific
                                        Affairs



    DR. CLEARY, the Company's founder and Chairman of the Board of Directors, also served as the Company's President and Chief Executive Officer from its inception until July 1986. Since 1986, Dr. Cleary has served as Chief Technical Officer of the Company. During his professional career, Dr. Cleary has served as an investigator with the U.S. Food and Drug Administration and held research and management positions at Cutter Labs, Alza Corporation, Key Pharmaceuticals, Inc. and Genentech Inc. Dr. Cleary holds an M.B.A. in Health Sciences from the University of Miami, a Ph.D. in Pharmaceutical Sciences from Rutgers University and a Pharm.D. in Pharmacy from the University of California, San Francisco.

    DR. LAWLESS joined Cygnus in January 1992 as President, Chief Executive Officer and Director. From March 1989 to January 1992, Dr. Lawless was President and Chief Operating Officer of Chiron Corporation, a biopharmaceutical company. Prior to joining Chiron he held various positions with the DuPont Co. from May 1969 to February 1989, including serving as Chief Operating Officer of its pharmaceutical subsidiary and as Director of DuPont Specialty Diagnostic Division. He holds a Ph.D. in Pharmaceutical Chemistry from Temple University.

    DR. ACKERMAN joined Cygnus in May of 1994 as Vice President, Research & Development. In January 1997, Dr. Ackerman was promoted to Senior Vice President, Research & Development. From 1990 to May 1994, Dr. Ackerman served as Vice President of Research and Development for Glycomed, leading its discovery efforts focused on cardiovascular and inflammatory diseases. From 1982 to 1990, he was Research Director, Cancer and Inflammatory Diseases with DuPont Pharmaceuticals, responsible for leading a 100-person staff that had the objective of discovering therapeutics for cancer, inflammatory and immune-based diseases. Prior to that he was employed by Syntex Corporation and Pfizer, Inc. in research and management capacities. Dr. Ackerman received B.S. and Ph.D. degrees from the University of Maryland and completed a post-doctoral fellowship at Stanford University.

    MR. CARLSON joined the Company in July 1993 as Vice President, Corporate Communications, after 15 years in the advertising and marketing industry. In September 1997, Mr. Carlson was given additional responsibilities for Finance and Information Technology. His current title is Senior Vice President, Finance. From 1988 to July 1993, he was Vice President and Group Director at Young & Rubicam Advertising in San Francisco. Prior to that, Mr. Carlson was Vice President of Campbell-Mithun Advertising. He holds a B.A. from Union College and an M.B.A. from Stanford University.

    DR. GRADY joined the Company in May 1993 as Vice President, Human Resources. From June 1995 to September 1997, Dr. Grady also served as Vice President of Operations at the Company. In September 1997, he was appointed Senior Vice President, Human Resources and Administration. From January 1989 to May 1993, Dr. Grady led the human resources department for a division of Beckman Instruments. From 1986 to January 1989, Dr. Grady held various positions with SmithKline Beckman (now SmithKline Beechum), including Director of Compensation & Organizational Development for its worldwide research and development business unit. He received a B.S. in Psychology and a Ph.D. in Education from the University of Pittsburgh.

    MR. HODGMAN joined Cygnus in August 1994 as Vice President, Finance and Chief Financial Officer. In June 1995, Mr. Hodgman was additionally appointed President of Cygnus Diagnostics. Prior to joining Cygnus, Mr. Hodgman served as Vice President of Operations and Finance and Chief Financial Officer for Central Point Software, a personal computer and networking software company. Prior to that, he was the Vice President of Finance and Administration and Chief Financial Officer of Ateq Corporation. Mr. Hodgman holds a B.S. degree from Brigham Young University and an M.B.A. from the University of Utah.

    MR. KIRNON joined Cygnus in April 1993 as Director, Business Development. In September 1997, Mr. Kirnon was promoted to President, Drug Delivery Division. Prior to joining Cygnus, Mr. Kirnon served as the National Sales & Marketing Manager for BioGenex, Inc. Prior to that, he worked at SmithKline Beecham Corporation. Mr. Kirnon holds a B.A. in Biochemical Sciences from Harvard University and an M.B.A. from Pepperdine University in General Management.

    DR. RUSSELL joined the Company in May 1992 as Vice President, Scientific Affairs, and was promoted to Senior Vice President, Scientific Affairs in November 1994. Dr. Russell was Vice President for Scientific Affairs at Chiron Corporation from 1987 to April 1992. He held the same position at Beecham Laboratories from 1983 to 1987, prior to which he held various positions at Syntex Corporation from 1971 to 1983, including Director of Regulatory Affairs for Investigational Drugs. He holds a Ph.D. in Organic Chemistry from the University of New South Wales in Australia and M.B.A. and J.D. degrees from the University of Santa Clara.

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

     The Company's Common Stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market-SM- under the symbol "CYGN." The following table sets forth, for the periods indicated, the high and low closing sale prices per share of the Common Stock as reported by the national market.

               1997:                              High             Low
                                                  ----             ---

                     First Quarter             $  16 5/8       $  13 3/8
                     Second Quarter               17 1/4          10 5/8
                     Third Quarter                19 3/4          16
                     Fourth Quarter               24 5/8          18 3/4

               1996:                              High             Low
                                                  ----             ---

                     First Quarter             $  24 1/2       $  19 3/8
                     Second Quarter               23              15
                     Third Quarter                17 1/4          11
                     Fourth Quarter               16 7/8          12


     As of December 31, 1997, there were approximately 557 record holders of the Company's Common Stock. Cygnus has not paid any cash dividends since its inception and does not intend to pay any cash dividends on its Common Stock in the foreseeable future. In addition, the Company is precluded from paying any dividends under certain of its financing arrangements.

ITEM 6.   SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below are derived from the audited consolidated financial statements of Cygnus, Inc. The financial consolidated statements as of December 31, 1997 and 1996 and for each of the three years ended December 31, 1997 are included elsewhere herein. The selected financial data as of December 31, 1995, 1994, and 1993 and for each of the years in the two-year period ended December 31, 1994, are derived from audited consolidated financial statements not included herein. The data should be read in conjunction with the consolidated financial statements and related notes, the information set forth under "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and other financial information included herein.


No dividends have been paid for any of the periods presented.

                                                                            YEAR ENDED DECEMBER 31,
                                                        -------------------------------------------------------------
                                                           1997         1996        1995        1994         1993
                                                           ----         ----        ----        ----         ----
                                                                          (In thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
   Product revenues                                      $  4,212   $  17,211     $  3,704    $  1,917     $  8,587
   Contract revenues                                       14,106      13,085       12,579      14,533        7,156
   Royalty and other revenues                              11,184       5,907        2,723       4,820        1,734
                                                           ------      ------       ------      ------       ------
       Total revenues                                      29,502      36,203       19,006      21,270       17,477

   Costs and expenses:
       Costs of products sold                              10,413      16,659        4,746       3,293        9,534
       Research and development                            22,328      23,165       20,029      21,605       13,675
       Marketing, general and
         administrative                                     8,695       9,296        7,369       5,491        5,846
       Arbitration settlement                              39,666           -            -           -            -
       Purchase of in process research
         and development                                        -           -            -       9,000            -
                                                           ------      ------       ------      ------       ------
           Total costs and expenses                        81,102      49,120       32,144      39,389       29,055
                                                           ------      ------       ------      ------       ------
   Loss from operations                                   (51,600)    (12,917)     (13,138)    (18,119)     (11,578)
   Other income and expense                                 1,140       1,865          296         759          969
                                                           ------      ------       ------      ------       ------
   Net loss                                             $ (50,460)   $(11,052)    $(12,842)   $(17,360)    $(10,609)
                                                         --------    --------     --------    --------     --------
                                                         --------    --------     --------    --------     --------
   Basic and diluted net loss per share                 $   (2.67)   $  (0.60)    $  (0.79)   $  (1.24)    $  (0.77)
                                                         --------    --------     --------    --------     --------
                                                         --------    --------     --------    --------     --------
       Shares used in computation of basic and
           diluted net loss per share                      18,928      18,544       16,265      13,947       13,752
                                                         --------    --------     --------    --------     --------
                                                         --------    --------     --------    --------     --------



                                                                                DECEMBER 31,
                                                        -------------------------------------------------------------
                                                           1997         1996        1995        1994         1993
                                                           ----         ----        ----        ----         ----
                                                                               (In thousands)
 CONSOLIDATED BALANCE SHEET DATA:
   Working capital                                       $  9,941   $  36,386    $  38,555   $  18,041    $  24,044
   Total assets                                            49,277      68,798       57,854      38,116       46,861
   Long-term obligations                                   33,234      13,437        8,331       7,398        6,509
   Accumulated deficit                                   (136,528)    (86,071)     (75,014)    (62,588)     (44,814)
   Stockholders' equity (net capital deficiency)          (13,800)     31,213       38,252      18,117       26,243

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE DISCUSSION SET FORTH BELOW CONTAINS PROJECTIONS AND FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS AND THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY. WE WISH TO CAUTION YOU THAT THESE STATEMENTS ARE ONLY OUR PREDICTIONS AND OBJECTIVES. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. PLEASE NOTE IN PARTICULAR THROUGHOUT THIS DOCUMENT WHERE WE HAVE HIGHLIGHTED SPECIFIC RISKS ASSOCIATED WITH THE COMPANY AND ITS ACTIVITIES. WE ALSO REFER YOU TO DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, SUCH AS ITS FORM 10-K, ITS FORM 10-Q AND FORM 8-K REPORTS. THESE DOCUMENTS AND THE DISCUSSION BELOW CONTAIN IMPORTANT FACTORS, INCLUDING WITHOUT LIMITATION THOSE INVOLVING CERTAIN ONGOING ARBITRATION PROCEEDINGS INVOLVING THE COMPANY THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER FROM OUR CURRENT EXPECTATIONS AND THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.


GENERAL

     Cygnus is engaged in the development and manufacture of diagnostic and drug delivery systems, utilizing its proprietary technologies to satisfy unmet medical needs cost-effectively. The Company's current efforts are primarily focused on two core areas: a painless, bloodless and automatic glucose monitoring device (the GlucoWatch system) and transdermal drug delivery systems.

     The Company's product development efforts have been and are expected to continue to be either self-funded, funded by licensees or distributors, or both. In general, the Company's agreements provide that Cygnus will manufacture its products and receive manufacturing revenues from sales of these products to its licensees or distributors. Cygnus may also receive royalties based on certain of its licensees' or distributors' product sales. In certain circumstances, the Company may elect to license manufacturing rights for a product to its licensee in exchange for a technology transfer fee and/or a higher royalty rate.

     Cygnus' licensees and distributors generally have the right to abandon a product development effort at any time for any reason without significant penalty. Such cancellations may result in delays, suspension or abandonment of clinical testing, the preparation and processing of regulatory filings and product development and commercialization efforts. Licensees have exercised this right in the past, and there can be no assurance that current and future licensees or distributors will not exercise this right in the future. If a licensee or distributor were to cease funding one of the Company's products, Cygnus would either self-fund development efforts, identify and enter into an agreement with an alternative licensee or distributor or suspend further development work on the product. There can be no assurance that, if necessary, the Company would be able to negotiate an agreement with an alternative licensee or distributor on acceptable terms. Since all payments to the Company under its agreements following their execution are contingent on the occurrence of future events or sales levels, and the agreements are terminable by the licensee or distributor, no assurance can be given as to whether the Company will receive any particular payment thereunder or as to the amount or timing of any such payment. The Company may choose to self-fund certain research and development projects in order to exploit its technologies. Any increase in Company-sponsored research and development activities will have an immediate adverse effect on the Company's results of operations. However, should such Company-sponsored research and development activities result in a commercial product, the long-term effect on the Company's results of operations could be favorable. In the past some of the Company's licensees, distributors and collaborators have approached the Company requesting modification of the terms of existing agreements. Becton Dickinson has recently approached the Company to discuss modifying the non-compete terms of the existing agreement. The Company is unable to predict the outcome of these discussions.

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

     The Company's results of operations vary significantly from year to year and depend on, among other factors, the signing of new product development agreements and the timing of recognizing payment amounts specified thereunder, the timing of recognizing license or distribution fees and cost reimbursement payments made by pharmaceutical licensees, the demand for its Nicotrol product, the demand for and shipments of its FemPatch product, and the costs associated with its manufacture. Up front and interim milestone payments from contracts are generally earned and recognized based on the percentage of actual efforts expended compared to total expected efforts during the development period for each contract. However, contract revenues are not always aligned with the timing of related expenses. To date, research and development expenses have generally exceeded contract revenue in any particular period and the Company expects the same situation to continue for the next few years. In addition, the level of revenues in any given period is not necessarily indicative of expected revenues in future periods. The Company has incurred net losses each year since its inception and does not believe it will achieve profitability in 1998. At December 31, 1997, after recording the $39.7 million arbitration settlement discussed below, the Company's accumulated deficit and net capital deficiency were approximately $136.5 million and $13.8 million, respectively.


RESULTS OF OPERATIONS:

COMPARISON FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

     PRODUCT REVENUES for the year ended December 31, 1997 were $4.2 million compared to $17.2 million for the year ended December 31, 1996. Included in product revenue, for the year ended December 31, 1997, are initial shipments of FemPatch, the Company's second commercialized product. FemPatch is a low-dose, 7-day estrogen replacement transdermal patch for the treatment of menopausal symptoms. Sanofi, the Company's worldwide licensee, has sublicensed U.S. marketing rights to Warner-Lambert. Cygnus manufactures FemPatch and first recorded revenue from its initial shipments in the third quarter of 1997. The reduction in total product revenue resulted from the discontinuation of Nicotrol manufacturing in the first quarter of 1997.

     In May 1997 Cygnus reported it had initiated arbitration proceedings against Pharmacia & Upjohn ("Pharmacia") relating to Nicotrol, Cygnus' smoking cessation patch. In March of this year, Cygnus announced that Pharmacia exercised its option to purchase the United States manufacturing right of Nicotrol. The agreement between Cygnus and Pharmacia provided that Pharmacia would be obligated to pay Cygnus for, amount other things, existing inventory costs and for certain purchase order commitments. Pharmacia disputes its obligations regarding certain purchase order commitments. The arbitration is intended to resolve these matters. Separately, Cygnus and Pharmacia are not in agreement regarding certain royalty calculations for 1996 and 1997. If this issue is unable to be resolved by the two companies, it could become part of the arbitration proceedings. However, the Company does not believe the resolution of this issue will have a material adverse effect on its financial position or results of operations.

     Due to the above factors, the uncertainty of the success of the Company's recently launched FemPatch product, and the uncertainty regarding when and if additional products will obtain clearance from the FDA and when and if licensees will sell and market such products, the Company believes that the level of product revenues experienced to date are not indicative of future results and may fluctuate from year to year.

     CONTRACT REVENUES for the year ended December 31, 1997 were $14.1 million compared to the $13.1 million for the year ended December 31, 1996. Contract revenues primarily reflect labor and material cost reimbursements associated with certain transdermal delivery systems and the amortization of milestone payments relating to certain transdermal delivery systems and the glucose monitoring device. The increase in contract revenues is primarily due to a $1.0 million payment from Pharmacia for the exercise of its option to purchase the manufacturing rights for Nicotrol, as noted above.

     In February 1996, the Company entered into an agreement with Becton Dickinson and Company for the marketing and distribution of the GlucoWatch, a painless, automatic glucose monitoring device being developed by Cygnus. Under the terms of the agreement, Becton Dickinson has exclusive worldwide marketing and distribution rights, with the exception of Japan and Korea. Cygnus will have primary responsibility for completing product development, obtaining regulatory approvals and manufacturing. In addition, Cygnus may participate in sales, marketing and customer service and support for the product. In the first half of 1996, Cygnus received an up-front, non-refundable payment from Becton Dickinson. The Company is also eligible to receive future milestone payments as well as a percentage of the product's future commercial success.

     In July 1996, the Company entered into an agreement with Yamanouchi for the marketing and distribution of the GlucoWatch. Under the terms of this agreement, Yamanouchi has exclusive marketing and distribution rights in Japan and Korea. Cygnus will have primary responsibility for completing product development and for manufacturing. In the third quarter of 1996, Cygnus received an up-front, non-refundable payment from Yamanouchi and is eligible to receive milestone payments as well as a percentage of the product's future commercial sales. In July 1996, the Company also entered into a development and marketing agreement with Yamanouchi for a 7-day transdermal product to deliver a proprietary Yamanouchi compound. Under the terms of the agreement, Cygnus will receive funding for the development of the transdermal product and will have exclusive rights to manufacture and supply Yamanouchi with the product and Yamanouchi will have exclusive worldwide marketing rights to the product.

     Contract revenues are expected to fluctuate from quarter to quarter and from year to year, and future contract revenues cannot be reasonably predicted. The contributing factors to achieving contract revenues include, but are not limited to, future successes in finalizing new collaborative agreements, timely achievement of milestones under current contracts, and strategic decisions on self-funding certain projects. Cygnus' licensees and distributors generally have the ability to abandon the rights to a product and the obligation to make related payments. Since all future payments to the Company under these agreements following their execution are contingent on the occurrence of future events or sales levels, and the agreements are terminable by the licensee or distributor, no assurance can be given as to whether the Company will receive any particular payment thereunder or as to the amount or timing of any such payment. The Company is unable to predict to what extent potential future terminations of existing contracts by current partners, or new collaborative agreements, if any, will impact overall contract revenues in 1998 and subsequent future periods.

     ROYALTY AND OTHER REVENUES for the year ended December 31, 1997 were
$11.2 million, compared to $5.9 million for the year ended December 31, 1996. The amounts include royalties from sales by Pharmacia of the Company's nicotine transdermal product in Europe and Canada and by Pharmacia's marketing partner in the United States. The net increase in royalty and other revenues is primarily due to the recognition of previously deferred royalty payments associated with the U.S. OTC sales of Nicotrol during the second half of 1996 and a $2.5 million reimbursement payment from Pharmacia relating to inventory and purchase commitments previously expensed by the Company in 1996.

     Royalty revenue will fluctuate from period to period since it is primarily based upon sales by the Company's licensees. The level of royalty income for a product also depends on various external factors, including the size of the market for the product, product pricing levels and the ability of the Company's licensee to market the product. Therefore, the level of royalty revenue for any given period is not indicative of the expected royalty revenue for future periods. The Company expects royalty and other revenue to decrease in 1998 due to the non recurring $2.5 million payment mentioned above and the high level of royalty payments earned in early 1997.

     COSTS OF PRODUCTS SOLD for the year ended December 31, 1997, were
$10.4 million compared to $16.7 million for the year ended December 31, 1996. Costs of products sold primarily include direct and indirect production, facility and personnel costs required to meet future anticipated production levels. The decrease in costs of products sold largely reflects the reduction of direct expenses related to Nicotrol production as a result of Pharmacia exercising its option to purchase the manufacturing rights of Nicotrol. Cost of products sold for the year ended December 31, 1997 include the initial shipments of FemPatch, the Company's second commercialized product. The Company experienced negative product margins for the year ended December 31, 1997 due to low production volumes which prevented the Company from absorbing all of its fixed manufacturing costs.

     Due to the above factors, the uncertainty of the success of the Company's recently launched FemPatch product, and the uncertainty regarding when and if additional products will obtain clearance from the FDA and when and if licensees will sell and market such products, the Company believes that the level of costs of products sold experienced to date are not indicative of future results and may fluctuate from year to year.

     RESEARCH AND DEVELOPMENT EXPENSES for the year ended December 31, 1997 were $22.3 million compared to $23.2 million for the year ended December 31, 1996. Research and development and clinical activities primarily include the glucose monitoring development program, the support of the Company's hormone replacement therapy products (one of which, FemPatch, was launched in September 1997 and two of which are in clinical trials) and a contraception product. While current levels are slightly lower than the prior year, Cygnus anticipates that the development of new products, continued research of new technologies and preparation for regulatory filings and clinical trials will result in an increase in its overall research and development expenses.

     MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES for the year ended
December 31, 1997 were $8.7 million, compared to $9.3 million for the year ended December 31, 1996. The decrease primarily reflects decreased professional fees associated with the Company's legal proceedings involving Sanofi (See Note 7 to the Financial Statements). The Company expects that marketing, general and administrative expenses will increase in the future as the Company expands its operations.

     ARBITRATION SETTLEMENT EXPENSE for the year ended December 31, 1997 was $39.7 million. As of December 31, 1997, the Company had accrued liabilities related to the arbitration settlement of $39.2 million. These amounts represent a non-recurring arbitration settlement expense. Of the total accrued liability of $39.2 million, $23.0 million is long-term. Under the terms of the settlement, Cygnus (i) paid Sanofi $14.0 million in cash in January 1998, (ii) will make royalty payments of between 6.5% and 8.5% of any and all net sales of two products, which are subject to minimum payments in an aggregate amount equal to $17.0 million, commencing in 2001 and ending in 2005, whether or not any net sales of the two products have occurred, and
(iii) issued in December 1997, a convertible promissory note in the principal amount of $6.0 million, payable in full at the end of four years and bearing interest at 6.5% per annum. The note will be convertible into the Company's Common Stock at Sanofi's option, exercisable at any time during the four year term, at a conversion rate of $21.725 per share.

     INTEREST INCOME, NET OF INTEREST AND OTHER EXPENSE for the year ended December 31, 1997 was $1.1 million as compared to $1.9 million for the year ended December 31, 1996. The decrease is due primarily to higher interest expense associated with the Company's June 1996 $8.0 million bank loan agreement for short-term working capital. In addition, interest income earned has decreased in conjunction with the decrease in the cash and cash equivalents balance. There will be interest expenses recorded in 1998 reflecting the issuance of the convertible debt and the amortization of the financing fees related to this debt (see Note 8 to the consolidated financial statements)

COMPARISON FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

     PRODUCT REVENUES for the year ended December 31, 1996 were $17.2 million compared to $3.7 million for the year ended December 31, 1995. This reflects increased demand for additional shipments of Nicotrol during 1996 due to the change of Nicotrol's status from a prescription to an over-the-counter ("OTC") product. On July 3, 1996 the United States ("U.S.") Food and Drug Administration (the "FDA") approved Nicotrol as the first OTC smoking cessation transdermal patch.

     CONTRACT REVENUES for the year ended December 31, 1996 were $13.1 million compared to the $12.6 million for the year ended December 31, 1995. Contract revenues primarily reflect labor and material cost reimbursements associated with certain transdermal delivery systems and the amortization of milestone payments relating to certain transdermal delivery systems and the glucose monitoring device. In 1996, the Company received up-front non-refundable payments from Becton Dickinson and Yamanouchi.

     ROYALTY AND OTHER REVENUES for the year ended December 31, 1996 were $5.9 million, compared to $2.7 million for the year ended December 31, 1995. The amounts include royalties from sales by Pharmacia of the Company's nicotine transdermal product in Europe and Canada, and by Pharmacia's marketing partner in the U.S. Additionally, in the first half of 1995, amounts included the amortization of the unearned balance of prepayments from Pharmacia. As of June 30, 1995, all of the prepayments were fully amortized. The net increase in royalty and other revenues is primarily due to the significant increase in volume of units shipped as a result of the change of Nicotrol's status to OTC in the U.S.

     COSTS OF PRODUCTS SOLD for the year ended December 31, 1996, were $16.7 million compared to $4.7 million for the year ended December 31, 1995. Costs of products sold include direct and indirect manufacturing costs of Nicotrol production and facility and personnel costs required to meet production levels. In addition, due to uncertainties related to the level of the future sales of Nicotrol, the Company recorded in 1996 as part of cost of products sold, certain expenses relating to estimated committed future production costs. Costs of products sold increased primarily due to increased Nicotrol shipments as a result of the change of Nicotrol's status to OTC in the U.S. and the expenses related to the estimated committed future productions costs. While the Company experienced a positive product margin during 1996 due to increased demand for additional shipments of Nicotrol, the Company experienced negative product margins during 1995, primarily due to low production volumes which prevented the Company from absorbing all of the fixed costs associated with its production of Nicotrol.

     RESEARCH AND DEVELOPMENT EXPENSES for the year ended December 31, 1996 were $23.2 million compared to $20.0 million for the year ended December 31, 1995. This increase reflects the Company's accelerated level of research and development costs primarily associated with the glucose monitoring system. Research and development and clinical activities primarily include the glucose monitoring development program, the support of the Company's hormone replacement therapy products (one of which, FemPatch, was approved by FDA on December 5, 1996 and two of which are in clinical trials), and a contraception product.

     MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES for the year ended December 31, 1996 were $9.3 million, compared to $7.4 million for the year ended December 31, 1995. The increase resulted from increased legal expenses primarily related to the Sanofi arbitration, which has been settled (See Note 7 to the Financial Statements).

     INTEREST INCOME, NET OF INTEREST AND OTHER EXPENSE for the year ended December 31, 1996 was $1.9 million as compared to $0.3 million for the year ended December 31, 1995. The increase is due primarily to interest earned on the proceeds from the Company's 1995 public offering.

IMPACT OF YEAR 2000

     On January 1, 1998, the Company implemented a new suite of financial and manufacturing applications which are fully year 2000 compliant. The Company uses these applications for the management of all financial data as well as inventory control and planning. The Company is instituting a program to analyze all other ancillary programs to ensure year 2000 compliance. This program is expected to be completed prior to December 31, 1998 and is not expected to result in material expenditures to resolve year 2000 issues. In addition the Company has initiated a program to review year 2000 compliance by all major suppliers and customers in order to determine any exposure to year 2000 issues. This program should be completed by December 31, 1998. It is not anticipated that there will be any significant exposure areas, but it is possible that non compliance to year 2000 concerns by major vendors or customers could have a material adverse effect on the Company.

LIQUIDITY AND CAPITAL RESOURCES

     Overall, the cash, cash equivalents and short-term investment balances as of December 31, 1997 totaled $34.8 million, representing a decrease of $14.6 million from the total as of December 31, 1996. At December 31, 1997, the Company had a negative net worth of $13.8 million.

     Through October 1995, the Company received net proceeds of approximately $82.1 million from public offerings of its Common Stock. Through 1996, the Company financed approximately $8.4 million of manufacturing and research equipment under capital loan and lease arrangements. In 1997, the Company entered into a new loan agreement for $1.3 million to finance additional capital equipment. Borrowings under this agreement are secured by specific Company Assets and a security deposit of $631.

     In December of 1994, the Company borrowed $1.7 million under a bank line of credit to finance the purchase of manufacturing and research equipment. This line is being repaid in monthly installments through June 30, 1998. As of December 31, 1997 there was $0.2 million outstanding under this agreement. In June 1996, the Company received $8.0 million under a bank loan agreement for short-term working capital. This loan is being repaid monthly through December 1999. As of December 31, 1997 there was $6.2 million outstanding under this agreement. The bank loans are subject to a number of financial and other covenants. In the event of default, the Bank may, at its option, exercise its rights to remedies specified in the loan agreements which include, among other things, the acceleration of amounts due under the agreements. As a result of recording the arbitration settlement, the Company was in default of these agreements due to the breach of several financial covenants, including those related to the ratio of Debt to Tangible Net Worth and the total Tangible Net Worth. The Company could remove the default condition on the June 1996 loan by pledging cash or certificates of deposit in the amount of 55% of the $6.2 million December 31, 1997 outstanding balance. However, since the bank had agreed to forbear from exercising its rights under the Loan Documents until March 31, 1998, the Company did not provide this collateral as of December 31, 1997.

     As of December 31, 1997, the Company also was in violation of similar financial covenants with one leasing company, which had agreed to waive the covenant defaults until February 15, 1998.

     On February 5, 1998, the Company completed financing arrangements which raised gross cash proceeds of $56.8 million. The Company issued $43.0 million of convertible notes and $13.8 million of equity before offering costs and expenses (see Note 8 to the consolidated financial statements). Both the bank and the leasing company have agreed to include the convertible debt in equity for purposes of measuring covenant compliance. As a result of the receipt of proceeds from the financing arrangements, the Company has cured the default conditions with the bank and the leasing company as of February 5, 1998 and the Company expects to remain in compliance with these financial covenants throughout 1998.

     In addition to the cash received from the public offerings, equipment lease and short-term working capital financing, the Company has been financing its operations primarily through revenues and interest income.

     Net cash used in operating activities for the year ended December 31, 1997 was $14.6 million, compared with net cash used of $6.3 million for year ended December 31, 1996. Cash used in operating activities during the year ended December 31, 1997 was primarily due to the Company's net loss of $50.5 million, decrease of $10.4 million in deferred revenue, decrease of $2.1 million in accounts payable and other accrued liabilities and an increase of $3.2 million in prepaid expenses and other current assets. This was offset by the $39.2 million increase in Sanofi obligations, decrease of $5.7 million in accounts receivable, $2.7 million of depreciation and amortization and an increase of $1.5 million in deferred compensation and other long term liabilities. Cash used in operations during the year ended December 31, 1996 was primarily due to the Company's net loss of $11.1 million, increase of $5.4 million in accounts receivable offset by an increase of $6.6 million in deferred revenue and $2.8 million of depreciation and amortization.

     The current level of cash used in operating activities is not necessarily indicative of the level of future cash usage. For example, in January 1998 the Company paid Sanofi $14.0 million of its arbitration settlement obligation recorded in 1997. As a result of increased expenditures for the development of new products, preparation for regulatory filings and clinical trials and the expected reduction in product revenues, the Company has experienced an increase in cash usage in 1997 and anticipates an increase in cash usage for future operating activities.

     Net cash used in investing activities of $0.8 million for the year ended December 31, 1997 resulted primarily from $3.1 million in capital expenditures offset by $2.3 million in net maturity and sales of short-term investments. Net cash used in investing activities of $1.5 million for the year ended
December 31, 1996 resulted primarily from $1.5 million in capital expenditures.

     Net cash provided by financing activities of $3.0 million for the year ended December 31, 1997 included $2.5 million from the exercise of warrants to purchase common stock, $2.9 million of common stock issuance proceeds and $1.3 million received from the Company's capital equipment loan offset by $3.8 million in long-term debt and capital lease repayments. Net cash provided by financing activities of $10.5 million for the year ended December 31, 1996 includes $8.0 million received from the Company's working capital loan and security agreement, $4.0 million of common stock issuance proceeds and $0.5 million received under the equipment lease agreement offset by $2.0 million in long-term debt and capital lease repayments.

     The Company's long-term capital expenditure requirements will depend upon numerous factors, including: the progress of the Company's research and development programs; the time required to obtain regulatory approvals; the resources that the Company devotes to the development of self-funded products, proprietary manufacturing methods and advanced technologies; the ability of the Company to obtain additional licensing arrangements and to manufacture products under those arrangements; the additional expenditures to support the manufacture of new products if and when approved; and possible acquisitions of products, technologies and companies. As the Company evaluates the progress of its development projects, in particular the GlucoWatch and hormone replacement products, its commercialization plans and the lead time to set up manufacturing capabilities, Cygnus may commence long-term planning for another manufacturing site. Nevertheless, the Company believes that such long-term planning will not result in any material impact on cash flows and liquidity for 1998.

     Based upon current expectations for operating losses, arbitration settlement payments, and projected short-term capital expenditures, the Company believes that its existing cash, cash equivalents and short-term investments of $34.8 million as of December 31, 1997, when coupled with cash from revenues, earnings from investments and the recently completed financing arrangements which raised net proceeds of approximately $53.8 million, will be sufficient to meet its operating expenses and capital expenditure requirements at least through the end of 1998. However, there can be no assurance that the Company will not require additional financing depending upon future business strategies, results of clinical trials and management decisions to accelerate certain research and development programs and other factors.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's investments are all categorized as available for sale, and are invested in short term, highly liquid instruments. The unrealized gain or loss at December 31, 1997 is immaterial. These investments conform to the Company's investment policy and are invested in either Treasuries, Government Agency securities, or other instruments with an A1/P1/AAA rating.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements for the years ended December 31, 1997, 1996 and 1995 are submitted as a separate section of this Form 10-K. See
Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                       PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Cygnus incorporates by reference the information concerning its directors set forth under the heading "Proposal One - Re-Election of Directors" in the Company's definitive Proxy Statement to be filed for its 1998 Annual Meeting of Stockholders.

     Information concerning Cygnus' executive officers appears at the end of
Part I of this report.


ITEM 11.  EXECUTIVE COMPENSATION

     Cygnus incorporates by reference the information set forth under the heading "Executive Compensation and Other Information" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A for its 1998 Annual Meeting of Stockholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Cygnus incorporates by reference the information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A for its 1998 Annual Meeting of Stockholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Cygnus incorporates by reference the information set forth under the headings "Proposal One - Re-Election of Directors" and "Executive Compensation and Other Information" in the Cygnus' definitive Proxy Statement to be filed pursuant to Regulation 14A for its 1998 Annual Meeting of Stockholders.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a.1)   FINANCIAL STATEMENTS AND REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS                       Page
       --------------------------------------------------------------------------                       ----
       Report of Ernst & Young LLP, Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . . F-3
       Consolidated Balance Sheets as of December 31, 1997 and 1996. . . . . . . . . . . . . . . . . . . F-4
       Consolidated Statements of Operations for the years ended
                 December 31, 1997, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . F-5
       Consolidated Statement of Stockholders' Equity (net capital deficiency) for the years ended
                 December 31, 1997, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . F-6
       Consolidated Statements of Cash Flows for the years ended
                 December 31, 1997, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . F-7
       Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . F-8

a.2)   FINANCIAL STATEMENT SCHEDULE

       II.  Valuation and Qualifying Accounts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . S-1

       All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

b)     REPORTS ON FORM 8-K

       The Company filed a Report on Form 8-K on November 25, 1997.

       Item 5. Other events - Cygnus, Inc. issued a press release announcing the results of research clinical studies conducted on its GlucoWatch glucose monitoring system. Cygnus, Inc. also issued a second press release, announcing its intent to conduct a public offering of its convertible subordinated notes.

       Item 7.   Financial Statements and Exhibits - Exhibits 99.1 and 99.2

c)     EXHIBITS

       The following exhibits are filed herewith or incorporated by reference:

       3.1 Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.3 of the Registrant's Registration Statement Form S-1 No. 33-38363.
       3.2 Restated Articles of Incorporation of the Registrant, as amended to date, incorporated by reference to Exhibit 3.4 of the Registrant's Registration Statement Form S-1 No. 33-38363.
       4.1 Specimen of Common Stock certificate of the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement Form S-1 No. 33-38363.
       4.2 Rights Agreement dated September 21, 1993 between the Company and Chemical Trust Bank of California (the "Transfer Agent"), which includes the Certificate of Determination for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit I of the Registrant's Form 8-A filed on October 21, 1993, Registration No. 0-18962.
       4.3       Form of Senior Indenture incorporated herein by reference to
                 Exhibit 4.1 filed with the Company's Registration Statement on Form S-3 (File No. 33-39275) declared effective by the Securities and Exchange Commission on November 12, 1997 (the "November 1997 Form S-3")
       4.4 Form of Subordinated indenture incorporated herein by reference to Exhibit 4.2 filed with the Company's November 1997 Form S-3.
       4.5 Form of Senior Debt Security (included in Exhibit 4.1) incorporated herein by reference to Exhibit 4.3 filed with the Company's November 1997 Form S-3.

       4.6 Form of Subordinated Debt Security (included in Exhibit 4.2) incorporated herein by reference to Exhibit 4.4 filed with the Company's November 1997 Form S-3.
       10.1 Warrant dated September 28, 1990 issued by the Registrant to Paine Webber R&D Partners II, L.P., incorporated by reference to Exhibit 10.5 of the Registrant's Registration Statement Form S-1 No. 33-38363.
       10.2 Agreement dated October 1, 1992 between the Registrant and Kabi Pharmacia, incorporated by reference to Exhibit 19.1 of the Registrant's Form 10-Q for the quarter ended September 30, 1992, Registration No. 0-18962.
       10.3 Amended August 29, 1986 Agreement dated as of May 30, 1988 between the Registrant and Sanofi S.A. ("Sanofi"), incorporated by reference to Exhibit 10.9A of the Registrant's Registration Statement Form S-1 No. 33-38363.
       10.4 Amendment No. 1 made as of May 4, 1990 to the Amended August 29, 1986 Agreement between the Registrant and Sanofi, incorporated by reference to Exhibit 10.9B of the Registrant's Form S-1 Registration Statement No. 33-38363.
       10.5 Amendment No. 2 made as of August 31, 1990 to the Amended August 29, 1986 Agreement between the Registrant and Sanofi, incorporated by reference to Exhibit 10.9C of the Registrant's Form S-1 Registration Statement No. 33-38363.
       10.6 Supply Agreement dated September 28, 1990 between the Registrant and Warner-Lambert Company, incorporated by reference to Exhibit 10.12 of the Registrant's Form S-1 Registration Statement No. 33-38363.
       10.7 Agreement dated November 29, 1990 between the Registrant and Warner-Lambert Company, incorporated by reference to Exhibit
                 10.13 of the Registrant's Form S-1 Registration Statement No. 33-38363.
       10.8 Ten-year Industrial Net Lease Agreement (Building No. 2) dated September 27, 1988 between the Registrant and Seaport Centre Venture Phase I, incorporated by reference to Exhibit 10.26 of the Registrant's Form S-1 Registration Statement No. 33-38363.
       10.9 Ten-year Industrial Net Lease Agreement (Building No. 8) dated September 27, 1988 between the Registrant and Seaport Centre Venture Phase I, incorporated by reference to Exhibit 10.27 of the Registrant's Form S-1 Registration Statement No. 33-38363.
       10.10 Sublease Agreement dated June 12, 1990 between the Registrant and M&T Publishing, Inc., incorporated by reference to Exhibit
                 10.28 of the Registrant's Form S-1 Registration Statement No. 33-38363.
       10.11 Letter Agreement dated December 18, 1991 between the Registrant and Menlo Capital Corporation, incorporated by reference to Exhibit 10.33 of the Registrant's Form S-1 Registration Statement No. 33-45180.
       10.12 Lease Agreement dated as of October 15, 1991 between the Registrant and Lincoln Menlo Associates Limited, a California Limited Partnership, incorporated by reference to Exhibit
                 10.34 of the Registrant's Form S-1 Registration Statement No. 33-45180.
       10.13 Services Agreement made as of April 6, 1990 between the Registrant and DepoMed Systems, Inc., incorporated by reference to Exhibit 10.35 of the Registrant's Form S-1 Registration Statement No. 33-45180.
       10.14 Loan and Security Agreement dated June 26, 1992 between the Registrant and AT&T Commercial Finance Corporation. Incorporated by reference to Exhibit 10.30 of the Registrant's Form 10-K for the fiscal year ended December 31, 1993.
       * 10.15 Distributorship Agreement dated as of February 9, 1996 between the Registrant and Becton Dickinson. Incorporated by reference to exhibit 10.1 of the Company's Form 10-Q for the quarter ended March 31, 1996.
       * 10.16 Agreement dated November 11, 1993 between the Registrant and Kabi Pharmacia (the "Kabi Agreement") Incorporated in reference to exhibit 10.33 of the Company's Form 10-K for the fiscal year ended December 31, 1993.
       * 10.17 Development, Supply and License Agreement dated December 28, 1993 between the Registrant and Wyeth-Ayerst, a division of American Home Products (the "U.S. Agreement") Incorporated by reference to exhibit 10.34 of the Company's Form 10-K for the fiscal year ended December 31, 1993.
       * 10.18 Development, Supply and License Agreement dated December 28, 1993 between the Registrant and Wyeth-Ayerst, a division of American Home Products (the "International Agreement") Incorporated by reference to exhibit 10.35 of the Company's Form 10-K for the fiscal year ended December 31, 1993.
       * 10.19 Loan and Security Agreement between the Registrant and Silicon Valley Bank entered into as of June 24, 1996. Incorporated by reference to exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 1996.
       10.20 Product Development, Supply and License Agreement dated June 8, 1994 between the Registrant and Ortho Pharmaceutical Corporation, a division of Johnson & Johnson. Incorporated by reference to exhibit 10.35 of the Company's Form 10-Q for the quarter ended June 30, 1994.
       10.21 Agreement dated November 22, 1994, between the Registrant and Kabi Pharmacia (the "Kabi" Agreement). Incorporated by reference to exhibit 10.39 of the Company's Form 10-K for the fiscal year ended December 31, 1994.
       10.22 Loan and Security Agreement between Silicon Valley Bank and Registrant entered into as of December 21, 1994. Incorporated by reference to exhibit 10.40 of the Company's Form 10-K for the fiscal year ended December 31, 1994.
       10.23 GMS Technology Purchase Agreement dated December 30, 1994, between the Registrant and PaineWebber. Incorporated by reference to exhibit 10.41 of the Company's Form 10-K for the fiscal year ended December 31, 1994.
       10.24 Lease Agreement dated January 18, 1995, between the Registrant and Comdisco for $4.5 million. Incorporated by reference to exhibit 10.42 of the Company's Form 10-K for the fiscal year ended December 31, 1994.
       * 10.25 Product Supply and Distribution Agreement between the Registrant and Yamanouchi Pharmaceutical Co., LTD. dated as of July 14, 1996. Incorporated by reference to exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 1996.
       10.26 Loan and Security Agreement dated June 27, 1997 between Heller Financing and Registrant.
       10.27 First Supplemental Indenture dated as of February 2, 1998 by and between Cygnus, Inc. and State Street Bank and Trust Company of California, N.A. Incorporated by reference to
                 Exhibit 4.5 of the Company's Form 8-K dated February 4,
                 1998.
       10.28 Form of Note Purchase Agreement dated as of February 2, 1998 between Cygnus, Inc. and certain institutional investors. Incorporated by reference to Exhibit 10.28 of the Company's Form 8-K dated February 4, 1998.
       10.29 Form Common Stock Purchase Agreement dated February 2, 1998 between Cygnus, Inc. and certain institutional investors. Incorporated by reference to Exhibit 10.29 of the Company's Form 8-K dated February 4, 1998.
       99.1 Press Release, dated November 25, 1997, issued by Cygnus, Inc. announcing the results of research clinical studies. Incorporated by reference to exhibit 99.1 of the Company's Form 8-K dated December 25, 1997.
       99.2 Press Release, dated November 25, 1997, issued by Cygnus, Inc. announcing a proposed public offering of convertible subordinated notes. Incorporated by reference to exhibit 99.2 of the Company's Form 8-K dated December 25, 1997.


       EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

       10.30     1994 Stock Option / Award Plan, incorporated by reference to
                 Exhibit 99.1 of the Registrant's Form S-8 Registration Statement No. 333-18357.
       10.31 Amended 1991 Employee Stock Purchase Plan incorporated by reference to Exhibit 99.2 of the Registrant's Form S-8 Registration Statement No. 333-18357.
       10.32 Form of Indemnification Agreement for Directors and Officers, incorporated by reference to Exhibit 10.29 of the Registrant's Form S-1 Registration Statement No. 33-38363.
       10.33 1991 Bonus Plan for Director-Level Employees and Officers, incorporated by reference to Exhibit 10.36 of the Registrant's Form S-1 Registration Statement No. 33-45180.
       10.34 Amended and Restated Employment Agreement dated January 29, 1996 between the Registrant and Gregory B. Lawless. Incorporated by reference to exhibit 10.30 of the Company's Form 10-K for the fiscal year ended December 31, 1996.
       10.35 Form of Agreement with Executive Officers relating to change in control. Incorporated by reference to exhibit 10.31 of the Company's Form 10-K for the fiscal year ended December 31, 1996.
       10.36 Employment Agreement dated May 30, 1992 between the Registrant and Alan F. Russell

---------------

       23.1      Consent of Ernst & Young LLP, Independent Auditors (see page
                 34)

       25.1      Power of Attorney (see page 31)
       27.0      Financial Data Schedule

---------------

* A confidential treatment request has been applied for or granted with respect to a portion of this document.

                                      SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of February, 1998.


                                        CYGNUS, INC.


                                        By:      /s/ JOHN C. HODGMAN
                                           -------------------------------
                                                    John C. Hodgman
                                             President, Cygnus Diagnostics
                                              and Chief Financial Officer
                                         (and Principal Accounting Officer)

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

            Signature                                      Title                                   Date
            ---------                                      -----                                   ----

/s/ GARY W. CLEARY, Ph.D.               Chairman of the Board of Directors and Chief        February 5, 1998
-------------------------------------   Technical Officer
Gary W. Cleary, Ph.D.


/s/ GREGORY B. LAWLESS, Ph.D.           President, Chief Executive Officer  (Principal      February 5, 1998
-------------------------------------   Executive Officer) and Director
Gregory B. Lawless, Ph.D.


/s/ JOHN C. HODGMAN                     President, Cygnus Diagnostics and Chief             February 5, 1998
-------------------------------------   Financial Officer (and Principal Accounting
John C. Hodgman                         Officer)


/s/ JAMES F. GRADY, JR., Ph.D.          Vice President, Human Resources, and                February 5, 1998
-------------------------------------   Administration (and Secretary)
James Grady, Jr., Ph.D.


/s/ FRANK T. CARY                       Director                                            February 5, 1998
-------------------------------------
Frank T. Cary


/s/ ANDRE F. MARION                     Director                                            February 5, 1998
-------------------------------------
Andre F. Marion


/s/ RICHARD G. ROGERS                   Director                                            February 5, 1998
-------------------------------------
Richard G. Rogers


/s/ WALTER B. WRISTON                   Director                                            February 5, 1998
-------------------------------------
Walter B. Wriston


                                     EXHIBIT 23.1

                  CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

     We consent to the use of our report dated January 16, 1998, except for the fourth paragraph of Note 3 and for Note 8, as to which the date is February
5, 1998, in this Annual Report (Form 10-K) of Cygnus, Inc.

     We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 33-41502, 33-43710, 33-59774, 33-86038 and 333-18357) pertaining to the Amended 1986 Stock Option Plan, the 1991 Amended Employee Stock Purchase Plan, the Amended 1986 Incentive Stock Plan and the 1994 Stock Option/Award Plan of Cygnus, Inc. of our report dated January 16, 1998, except for the fourth paragraph of Note 3 and for Note 8, as to which the date is February 5, 1998 with respect to the consolidated financial statements and schedule of Cygnus, Inc. included in the Annual Report (Form 10-K) for the year ended December
31, 1997.

Palo Alto, California                             /s/ ERNST & YOUNG LLP
February 5, 1998

                                     CYGNUS, INC.


                          Consolidated Financial Statements





                 For the Years ended December 31, 1997, 1996 and 1995


                                         with


                            Report of Independent Auditors

                                     CYGNUS, INC.


                          CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years ended December 31, 1997, 1996 and 1995


                                       CONTENTS


Report of Ernst & Young LLP, Independent Auditors. . . . . . . . . . . . . F-3

Audited Consolidated Financial Statements:

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . F-4
Consolidated Statements of Operations. . . . . . . . . . . . . . . . . . . F-5
Consolidated Statement of Shareholders' Equity (net capital deficiency). . F-6
Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . . F-7
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . F-8

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Cygnus, Inc.


     We have audited the accompanying consolidated balance sheets of Cygnus, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (net capital deficiency) and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cygnus, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Palo Alto, California
January 16, 1998, except for the fourth paragraph of Note 3 and for Note 8, as to which the date is February 5, 1998

                                     CYGNUS, INC.

                             CONSOLIDATED BALANCE SHEETS
                                    (In thousands)

                                                                                   DECEMBER 31,
                                                                                1997          1996
                                                                         ------------------------------
ASSETS:
CURRENT ASSETS:
   Cash and cash equivalents                                                $  20,669      $  33,148
   Short-term investments                                                      14,163         16,286
   Trade accounts receivable, net of allowance  (1997 - $123;
       1996 -$1,137)                                                            2,040          7,759
   Inventories                                                                    924          2,331
   Prepaid expenses and other current assets                                    1,988          1,010
                                                                         ------------------------------
             Total current assets                                              39,784         60,534

EQUIPMENT AND IMPROVEMENTS:
   Office and laboratory equipment                                             14,856         12,781
   Leasehold improvements                                                         885          6,681
                                                                         ------------------------------
                                                                               15,741         19,462
   Less accumulated depreciation and amortization                             (11,145)       (13,872)
                                                                         ------------------------------
             Net equipment and improvements                                     4,596          5,590

   Deferred compensation and other assets                                       4,897          2,674
                                                                         ------------------------------
             Total Assets                                                   $  49,277      $  68,798
                                                                         ------------------------------
                                                                         ------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY ( NET CAPITAL
   DEFICENCY)
CURRENT LIABILITIES:
   Accounts payable                                                         $   1,294      $   2,153
   Current portion of arbitration obligation                                   16,223             --
   Accrued compensation                                                         3,298          3,177
   Accrued professional services                                                  842            691
   Other accrued liabilities                                                    1,263          2,465
   Customer advances                                                              624          1,146
   Current portion of deferred revenue                                          1,846         10,912
   Current portion of long-term debt                                            3,767          2,289
   Current portion of capital lease obligations                                   686          1,315
                                                                         ------------------------------
             Total current liabilities                                         29,843         24,148

Long-term portion of deferred revenue                                           1,188          2,567
Long-term portion of debt                                                       3,812          6,444
Long-term portion of capital lease obligations                                    390          1,076
Long-term portion of arbitration obligation                                    23,000             --
Deferred compensation and other long-term liabilities                           4,844          3,350

STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY):
   Preferred stock, $0.001 par value:  5,000 shares authorized;
     no shares issued and outstanding                                              --             --
   Common stock, $0.001 par value:  30,000 shares authorized;
     issued and outstanding: 19,273 and 18,691 shares at
     December 31, 1997 and 1996, respectively                                 122,728        117,284
   Accumulated deficit                                                       (136,528)       (86,071)
                                                                         ------------------------------
    Total stockholders' equity (net capital deficiency)                       (13,800)        31,213
                                                                         ------------------------------
     Total liabilities and stockholders' equity (net capital deficiency)    $  49,277      $  68,798
                                                                         ------------------------------
                                                                         ------------------------------


SEE ACCOMPANYING NOTES.

                                     CYGNUS, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except per share data)

                                                               YEARS ENDED DECEMBER 31,
                                                          1997           1996           1995
                                                   -----------------------------------------------
REVENUES:

  Product revenues                                    $     4,212    $    17,211    $     3,704
  Contract revenues                                        14,106         13,085         12,579
  Royalty and other revenues                               11,184          5,907          2,723
                                                   -----------------------------------------------
    TOTAL REVENUES                                         29,502         36,203         19,006

COSTS AND EXPENSES:

  Costs of products sold                                   10,413         16,659          4,746
  Research and development                                 22,328         23,165         20,029
  Marketing, general and administrative                     8,695          9,296          7,369
  Arbitration settlement                                   39,666            ---            ---
                                                   -----------------------------------------------
    TOTAL COSTS AND EXPENSES                               81,102         49,120         32,144

Loss from operations                                     ( 51,600)      ( 12,917)      ( 13,138)


Interest and other income                                   2,989          2,851          1,139
Interest and other expense                                 (1,849)          (986)          (843)
                                                   -----------------------------------------------

NET LOSS                                              $  ( 50,460)   $  ( 11,052)   $  ( 12,842)
                                                   -----------------------------------------------
                                                   -----------------------------------------------

BASIC AND DILUTED NET LOSS PER SHARE                  $     (2.67)   $     (0.60)   $     (0.79)
                                                   -----------------------------------------------
                                                   -----------------------------------------------

Shares used in computation of basic and diluted
  net loss per share                                       18,928         18,544         16,265
                                                   -----------------------------------------------
                                                   -----------------------------------------------

SEE ACCOMPANYING NOTES.

                                     CYGNUS, INC.

                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 1997, 1996 and 1995
                                    (In thousands)

                                                                                                           TOTAL
                                                                                                       STOCKHOLDERS'
                                                                         COMMON      ACCUMULATED    EQUITY (NET CAPITAL
                                                                         STOCK         DEFICIT           DEFICIENCY)
                                                                     ------------------------------------------------------
BALANCE, DECEMBER 31, 1994                                                80,705        (62,588)           18,117
Issuance of  245 shares of common stock                                    2,129             --             2,129
Issuance of 2,300 shares of common stock  in third public offering,
   net of issuance costs of $2,379                                        29,821             --            29,821
Issuance of 105 shares of common stock under the Employee Stock
   Purchase Plan                                                             611             --               611
Unrealized gain on investments                                                --            416               416
Net loss                                                                      --        (12,842)          (12,842)
                                                                     ------------------------------------------------------
BALANCE, DECEMBER 31, 1995                                               113,266        (75,014)           38,252
                                                                     ------------------------------------------------------
                                                                     ------------------------------------------------------
Issuance of  333  shares of common stock                                   2,749             --             2,749
Issuance of  90 shares of common stock under the Employee Stock
   Purchase Plan                                                             823             --               823
Issuance of  45  shares of common stock through exercise of
   warrant                                                                   446                              446
Change in unrealized loss on investments                                      --             (5)               (5)
Net loss                                                                      --        (11,052)          (11,052)
                                                                     ------------------------------------------------------
BALANCE, DECEMBER 31, 1996                                            $  117,284    $   (86,071)      $    31,213
                                                                     ------------------------------------------------------
                                                                     ------------------------------------------------------
Issuance of  258  shares of common stock                                   2,212             --             2,212
Issuance of  64 shares of common stock under the Employee Stock
   Purchase Plan                                                             707             --               707
Issuance of  255  shares of common stock  through exercise of
   warrant                                                                 2,525                            2,525
Change in unrealized loss on investments                                      --              3                 3
Net loss                                                                      --        (50,460)          (50,460)
                                                                     ------------------------------------------------------
BALANCE, DECEMBER 31, 1997                                            $  122,728    $  (136,528)      $   (13,800)
                                                                     ------------------------------------------------------
                                                                     ------------------------------------------------------

SEE ACCOMPANYING NOTES.

                                     CYGNUS, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Increase/(Decrease) in Cash and Cash Equivalents
                                    (In thousands)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                               1997           1996          1995
                                                                        -----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                  $   (50,460)   $   (11,052)   $   (12,842)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
   Depreciation and amortization                                                2,739          2,802          2,683
   Loss on write-down and disposals of equipment                                1,350             --             --
   Other                                                                         (133)          (280)            88
(Increase)/decrease in assets:
   Trade Accounts receivables                                                   5,719         (5,449)          (588)
   Inventories                                                                  1,407         (1,953)          (232)
   Prepaid expenses and other assets                                           (3,201)        (1,888)          (427)
Increase/(decrease) in liabilities:
   Accounts payable and other accrued liabilities                              (2,061)         2,325         (1,166)
   Accrued compensation                                                           121            986           (670)
   Accrued professional services                                                  151            (35)           121
   Customer advances                                                             (522)           300           (449)
   Deferred revenue                                                           (10,445)         6,646            670
   Arbitration liability                                                       39,223             --             --
   Deferred compensation and other liabilities                                  1,494          1,261            267
                                                                        -----------------------------------------------
               Net cash used in operating  activities                         (14,618)        (6,337)       (12,545)
                                                                        -----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                           (3,095)        (1,515)        (2,405)
Purchases of short-term investments                                           (30,148)       (31,565)       (21,697)
Maturity and sale of short-term investments                                    32,408         31,602         24,959
                                                                        -----------------------------------------------
               Net cash provided by/(used in) investing activities               (835)        (1,478)           857
                                                                        -----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale and leaseback of assets                                         --            464          2,122
Issuance of common stock                                                        5,444          4,018         32,561
Proceeds from issuance of long-term debt                                        1,331          8,000             --
Principal payments of long-term debt                                           (2,486)          (490)          (469)
Payment of capital lease obligations                                           (1,315)        (1,474)        (1,301)
                                                                        -----------------------------------------------
               Net cash provided by financing activities                        2,974         10,518         32,913
                                                                        -----------------------------------------------

Net increase (decrease) in cash and cash equivalents                          (12,479)         2,703         21,225
Cash and cash equivalents at beginning of year                                 33,148         30,445          9,220
                                                                        -----------------------------------------------
Cash and cash equivalents at end of year                                  $    20,669    $    33,148    $    30,445
                                                                        -----------------------------------------------
                                                                        -----------------------------------------------


SEE ACCOMPANYING NOTES.

                                     CYGNUS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE YEAR ENDED DECEMBER 31, 1997
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)



NOTE 1:  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


DESCRIPTION OF BUSINESS

     Cygnus, Inc. was incorporated in California in April 1985. In September 1995 the Company changed its name from Cygnus Therapeutic Systems to Cygnus, Inc. and its place of incorporation to Delaware. Cygnus is engaged in the development and manufacture of diagnostic and drug delivery systems, with its current efforts primarily focused on two core areas: a painless, bloodless and automatic glucose monitoring device (the Gluco Watch system), and transdermal drug delivery systems. The Company's products in the most advanced stages of development include two in the market (Nicotrol; marketed as Nicorette-Registered Trademark- in Europe; collectively "Nicotrol Products" and FemPatch) and several in different stages of clinical trials.

CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all material inter-company balances and transactions. Cygnus' subsidiaries were inactive in 1997, 1996 and 1995.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


REVENUE RECOGNITION

     Product sales are recorded when FemPatch or Nicotrol Products are shipped. Nicotrol product shipments were discontinued in the first quarter of 1997 upon Pharmacia's exercise of its option to purchase the U.S. manufacturing rights for Nicotrol from Cygnus. Upfront and interim milestone payments from feasibility and development contracts are generally earned and recognized based on percentage of actual efforts expended compared to total expected efforts during the development period for each contract. The total expected efforts under each contract are estimated by management and updated periodically in light of the current conditions and expected development timeline. Milestone payments received at the end of the development period of an agreement are generally recognized upon receipt. Deferred revenue includes the portion of upfront and interim milestone payments received on research, development and distribution agreements which have been deferred and will be recognized over the related development period in relation to efforts expended under the agreement and at December 31, 1996, portions of deferred royalty from U.S. over-the-counter ("OTC") sales of Nicotrol. Royalty income from Nicotrol Products is recognized in the quarter following the quarter in which the sales occurred.

     Two customers provided 84% and 16% of the 1997 product sales and royalty and other income. In 1995 and in 1996, one of these customers provided 100% of product sales and royalty and other income.

     Five customers provided 33%, 14%, 11%, 10% and 10% of the 1997 contract revenues. In 1996, four of these customers provided 28%, 25%, 14% and 13% of this revenue, and in 1995, two of these customers provided 34% and 27% of this revenue.

COSTS OF PRODUCTS SOLD

     Direct and indirect costs associated with manufacturing FemPatch and Nicotrol products are included in costs of products sold.

RESEARCH AND DEVELOPMENT

                                     CYGNUS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE YEAR ENDED DECEMBER 31, 1997
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


     The Company has entered into license, collaboration and distribution agreements with certain companies. In general, these agreements provide that Cygnus will create and/or manufacture the drug delivery or diagnostic system and receive reimbursements for costs incurred, payment for product shipped to licensees or distributors and royalties based on product sales by its licensees and distributors. Additionally, under such agreements, Cygnus may receive one or more upfront payments and milestone payments (which are made upon the occurrence of certain events, such as the filing of the New Drug Application for a product), as well as reimbursements of certain research and development expenses. Research and development expenses consist of process development costs, costs associated with work performed under development agreements and self-funded research, and costs incurred in clinical studies and regulatory/scientific affairs. Research and development expenses covered under contracts partially funded by the Company's licensees and distributors for the years ended December 31, 1997, 1996 and 1995 were approximately $19,242, $18,422, and $16,951, respectively. Cygnus' pharmaceutical company licensees and distributors generally have the right to abandon the rights to a product and the obligation to make related payments. Since all payments to the Company under these agreements are contingent on the occurrence of future events or sales levels, and the agreements are terminable by the licensee or distributor, no assurance can be given as to whether the Company will receive any particular payment thereunder or as to the amount or timing of any such payment.

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market, after appropriate consideration was given to obsolescence and inventories in excess of anticipated future demand. Net inventories consist of the following:

                                               DECEMBER 31,
                                            1997          1996
                                       --------------------------

          Raw materials                    $  787       $  1,111
          Work in process                      86            842
          Finished goods                       51            378
                                       --------------------------
                                           $  924       $  2,331
                                       --------------------------
                                       --------------------------

     Inventories at December 31, 1997 relate to the Company's estradiol (FemPatch) transdermal product. Inventories at December 31, 1996 relate to the Company's nicotine (Nicotrol) and estradiol (FemPatch) transdermal products.

                                     CYGNUS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE YEAR ENDED DECEMBER 31, 1997
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


RELATED PARTY TRANSACTIONS

     The Company currently does business with two companies that are principally owned by a non-officer Vice President of the Company. These companies are primarily engaged to design and build manufacturing equipment for the GlucoWatch system, and to manufacture components of the GlucoWatch system. The Company spent approximately $2.7 million with these companies in 1997, and this amount is expected to increase in 1998. As of December 31, 1997, $0.3 million was payable to these companies, and the Company had outstanding purchase commitments to these companies totaling $1.1 million.

COMMITMENTS


     As of December 31, 1997, the Company had non-cancelable purchase orders totaling $1.1 million with a single vendor for the construction of manufacturing equipment to be used to produce components of the GlucoWatch system.

RECEIVABLES

     As of December 31, 1997, approximately 90% of the trade accounts receivable are due from two customers. The remaining balance of the trade accounts receivable are due from four customers, all of which are large pharmaceutical companies. As of December 31, 1996, approximately 83% of the trade accounts receivable are due from two customers. The remaining balance of the trade accounts receivable are due from three customers, all of which are large pharmaceutical companies. Generally, the Company does not require any collateral on receivable balances.

EQUIPMENT AND IMPROVEMENTS

     Equipment and improvements are recorded at the lower of cost or net realizable value. Depreciation of equipment is computed on a straight-line basis over the estimated useful lives of eighteen months to sixty months. Leasehold improvements and assets recorded under capital leases are amortized using the straight-line method over the shorter of the estimated useful life of the assets or the term of the leases. In 1997, the Company incurred charges of $1.3 million to write down the cost of Nicotrol equipment to its net realizable value. This write down was due to the termination of Nicotrol manufacturing by the Company.

DEFERRED COMPENSATION

     In 1995, the Company adopted a non-qualified deferred compensation plan. The Plan is intended to be unfunded and is maintained by the Company primarily for the purpose of providing deferred compensation for a select group of management. As of December 31, 1997 and 1996, the Company recorded $4.4 million and $2.5 million, respectively, as other long-term assets and as other long-term liabilities related to the plan which included both contributions and net investment earnings. These investments are directed by the participants.

NET LOSS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earning per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earning per share amounts for all periods have been presented and where appropriate restated to conform to the Statement 128 requirements.

     Currently, basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding. Shares issuable from stock options and warrants outstanding are excluded from the diluted earnings per share computation, as their effect is anti-dilutive.

ACCOUNTING FOR STOCK BASED COMPENSATION

                                     CYGNUS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE YEAR ENDED DECEMBER 31, 1997
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


     Under Statement 123 "Accounting for Stock Based Compensation", stock-based compensation expense to employees is measured using either the intrinsic value method as prescribed by Accounting Principle Board Opinion No. 25 , "Accounting for Stock Issued to Employees" (APB 25) or the fair-value method described in FAS 123. Cygnus has elected to follow APB 25 and related interpretations in accounting for its employee stock options and only disclose the pro-forma impact of the fair-value method on net income and earnings per share (See Note
4).

ACCOUNTING FOR SEGMENTS OF  AN ENTERPRISE

     In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standard No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (Statement 131), which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt the new requirement retroactively in 1998. Management has not completed its review of the impact of Statement 131, but anticipates that the adoption of this statement will affect the number of segments the Company is required to report.

CONCENTRATION OF CREDIT RISK

     The Company maintains its cash, cash equivalents and short-term investments primarily with a bank and two brokerage houses. This practice is consistent with the Company's policy to maintain high liquidity and ensure safety of principal.

SECURITIES AVAILABLE-FOR-SALE

     Securities available-for-sale are carried at fair value, based on quoted market prices, and the unrealized gains and losses have been combined with the accumulated deficit due to immateriality. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

     The Company considers all highly liquid investments with a maturity from the date of purchase of three months or less to be cash equivalents. The Company invests its excess (to current demands) cash in short term, highly liquid instruments. These investments have included, but are not limited to, Treasury Notes, Federal Agency Securities, Auction Rate Certificates, Auction Rate Preferred Stock, and Commercial Paper.

DEPENDENCE ON FEMPATCH; UNCERTAINTY OF MARKET

     The Company currently relies on sales of Fempatch for all of its product sales revenues. The long term demand for Fempatch is uncertain in both existing and potential markets. Currently, in addition to Fempatch, there are other estradiol patches available in the market which are not made by or licensed from Cygnus. A reduction in demand for Fempatch will have the effect of reducing the Company's revenues and therefore negatively impact its overall results of operations.

DEPENDENCE ON SUPPLIERS

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

DEPENDENCE ON LICENSEES AND COLLABORATIVE ARRANGEMENTS

                                     CYGNUS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE YEAR ENDED DECEMBER 31, 1997
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


     Cygnus depends on its licensees to fund a significant portion of product development costs, to conduct clinical testing, to obtain regulatory approvals and to market products. The Company is dependent on Pharmacia & Upjohn, a subsidiary of Procordia AB ("Pharmacia") and its sublicensee Johnson & Johnson for the marketing of Nicotrol. In February 1996, the Company entered into an agreement with Becton Dickinson for the marketing and distribution of the GlucoWatch. Under the terms of the agreement, Becton Dickinson has exclusive worldwide marketing and distribution rights, with the exception of Japan and Korea. Cygnus has primary responsibility for completing product development, obtaining regulatory approvals, manufacturing, and customer service and support for the product. In July 1996, the Company entered into an agreement with Tokyo-based Yamanouchi Pharmaceutical Co., Ltd. for the marketing and distribution of the GlucoWatch in Japan and Korea. Cygnus will have primary responsibility for completing product development and for manufacturing. Cygnus will be eligible to receive up-front and milestone payments as well as a percentage of the product's future commercial success from both Becton Dickinson and Yamanouchi. The Company's licensees generally have the right to terminate the development funding for a product at any time for any reason without significant penalty. Licensees have exercised this right in the past, and there can be no assurance that current and future licensees will not also exercise this right in the future. In the past some of the Company's licensees, distributors and collaborators have approached the Company requesting modification of the terms of existing agreements. Becton Dickinson has recently approached the Company to discuss modifying the non-compete terms of the existing agreement. The Company is unable to predict the outcome of these discussions.

                                     CYGNUS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE YEAR ENDED DECEMBER 31, 1997
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 2:  FAIR VALUE OF FINANCIAL INSTRUMENTS

For the years ended December 31, 1997 and 1996 the net realized gains and losses on available-for-sale securities were immaterial.

As of December 31, 1997 and 1996 all debt securities are classified as available-for-sale. The following is a summary of available-for-sale securities as of December 31, 1997 and 1996

                                                                AVAILABLE-FOR-SALE SECURITIES
                                                --------------------------------------------------------------
                                                                     GROSS         GROSS          ESTIMATED
                                                                  UNREALIZED     UNREALIZED         FAIR
                                                     COST            GAINS         LOSSES           VALUE
                                                --------------------------------------------------------------
AS OF DECEMBER 31, 1997:

Cash Equivalents:
   Money Market Fund                               $  18,925        $    --        $    --        $  18,925
                                                  ----------        -------        -------       ----------
          Total  Cash Equivalents                  $  18,925        $    --        $    --        $  18,925
                                                  ----------        -------        -------       ----------
                                                  ----------        -------        -------       ----------
Short-Term Investments:
   Treasury Bills                                  $   1,900        $     1        $    --        $   1,901
   Federal Agency Securities                           3,023             --             --            3,023
   Auction Rate Certificates                           6,216             --             --            6,216
   Auction Rate Preferred                              1,012             --             --            1,012
   Corporate Notes                                     2,013             --            (2)            2,011
                                                  ----------        -------        -------       ----------
          Total Short-Term Investments             $  14,164        $     1        $   (2)        $  14,163
                                                  ----------        -------        -------       ----------
                                                  ----------        -------        -------       ----------

AS OF DECEMBER 31, 1996:

Cash Equivalents:
   Money Market Fund                               $   5,952        $    --        $    --        $   5,952
   Short-term Corporate note /  Commercial
     Paper, due in less than ninety days               7,881             --             --            7,881
   Federal Agency Securities, due in less
     than ninety days                                 13,981             --             --           13,981
                                                  ----------        -------        -------       ----------
          Total  Cash Equivalents                  $  27,814        $    --        $    --        $  27,814
                                                  ----------        -------        -------       ----------
                                                  ----------        -------        -------       ----------

Short-Term Investments:
   Federal Agency Securities                       $   2,006        $    --        $    (5)       $   2,001
   Auction Rate Certificates                           2,206             --             --            2,206
   Auction Rate Preferred                              9,042             --             --            9,042
   Corporate Notes                                     3,037             --             --            3,037
                                                  ----------        -------        -------       ----------
          Total Short-Term Investments             $  16,291        $    --        $    (5)       $  16,286
                                                  ----------        -------        -------       ----------
                                                  ----------        -------        -------       ----------



     All cash equivalents and short-term investments as of December 31, 1997 and 1996 have maturity dates of less than one year.

                                     CYGNUS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE YEAR ENDED DECEMBER 31, 1997
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 3:  CREDIT LINE AND LEASES

     In December 1994, the Company borrowed $1,712 under a bank line of credit to finance the purchase of manufacturing and research equipment. The line bears interest at two percentage points above the prime rate (10.50% in total as of December 31, 1997). Borrowings under this line are secured by the equipment purchased and will be paid off in monthly installments through June 30, 1998.
As of December 31, 1997, $245 was outstanding. In June of 1996, the Company received $8,000 under a bank loan agreement for short-term working capital. The line bears interest at a fixed rate of 9.57% per year. Borrowings under this line are secured by the Company's assets excluding those securing lease lines of credit. This line is repaid in monthly installments starting in January 1997 and is scheduled to be fully repaid by December 1999. As of December 31, 1997, there was $6,200 outstanding under this agreement. In June 1997, the Company entered into a loan agreement for $1,331 to finance additional capital equipment. The line bears interest at a fixed rate of 9.39% per year. Borrowings under this agreement are secured by specific Company's assets and a security deposit of $631. This loan is being repaid monthly through June 2000. As of December 31, 1997, there was $1,134 outstanding. All loan agreements are subject to certain financial covenants, including minimum cash balances, tangible net worth, and debt to net worth ratio. In the event of default, the lenders may, at their option, exercise their rights to remedies specified in the loan agreements which include, among other things, the acceleration of amounts due under the agreements.

     Assets leased under capital leases are included in equipment with a cost of $5,065 and $5,717 on December 31, 1997 and 1996, respectively, with related accumulated amortization of approximately $4,275 and $3,914 on December 31, 1997 and 1996, respectively. Upon the expiration of the lease, the Company has purchase options for the leased equipment at market value. As of 12/31/97, there was $1,076 outstanding. Under this lease agreement, in the event of default, the leasing company can accelerate all amounts due.

     At December 31, 1997, as a result of recording the arbitration settlement in September 1997, the Company was in default of the December 1994 and June 1996 loan agreements and the lease agreement due to the breach of several financial covenants, including those related to the ratio of debt to tangible net worth and the total tangible net worth. As of December 31, 1997, the bank has agreed to forbear from exercising its rights under the Loan Documents until March 31, 1998. The leasing company has agreed to waive the covenant defaults until February 15, 1998.

     On February 5, 1998 the Company completed the issuance of $43.0 million of 4% Senior Subordinated Convertible Notes and on February 4, 1998 completed the issuance of $13.8 million of common stock (see Subsequent Event, Note 8 to the consolidated financial statements for further description). Both the bank and the leasing company have agreed to include the convertible debt in equity for purposes of measuring covenant compliance. As a result of the receipt of proceeds from the financing arrangements, the Company has cured the default condition with the bank and the leasing company as of February 5, 1998 and expects to remain in compliance with these financial covenants throughout 1998. Therefore, the Company has classified debt on the basis of repayment terms.

     The future aggregate principal payments of long-term debt and minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of December 31, 1997 are as follows:

                                                                       LONG-TERM DEBT    CAPITAL LEASES
                                                                       --------------    --------------
Years ending December 31,
     1998                                                                 $  3,767           $  737
     1999                                                                    3,564              332
     2000                                                                      248               72
                                                                   --------------------------------------
Total principal and minimum lease payments, respectively                  $  7,579            1,141
                                                                   -----------------
                                                                   -----------------
Less amount representing interest                                                                65
                                                                                    ---------------------
Present value of net minimum lease payments                                                   1,076
Current portion                                                                                 686
                                                                                    ---------------------
Amounts due after one year                                                                   $  390
                                                                                    ---------------------
                                                                                    ---------------------


                                     CYGNUS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE YEAR ENDED DECEMBER 31, 1997
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


     The fair market value of the equipment line of credit and short-term working capital bank loan approximates their carrying value of $7,579.

     The Company leases its facilities under a non-cancelable operating lease expiring in 1998, with a five-year renewal option at the end of the lease. The terms of the lease provide for rental payments on a graduated scale. The Company is recognizing rent expense on a straight-line method over the lease period and therefore has accrued for the rent expense incurred but not paid. Additionally, the Company leases an off-site warehouse with a three-year lease term ending in 1999.

     Minimum future rental commitments under the operating leases on December 31, 1997 amount to $1,172 in 1998, and $96 in 1999. Rent expense amounted to $1,020, $1,013, and $1,011, for the years ended December 31, 1997, 1996, and 1995 respectively.

NOTE 4:   STOCKHOLDERS' EQUITY

PREFERRED SHARE PURCHASE RIGHTS PLAN

     Pursuant to the Company's Stockholder Rights Plan, the Board declared a dividend distribution of one Preferred Share Purchase Right ("Right") for each outstanding share of Common Stock, issuable on October 18, 1993 to stockholders of record on that date. These rights will remain outstanding until September 21, 2003.

WARRANTS

     In September 1990, in connection with the Paine Webber product development program, a warrant to purchase 300 shares of common stock at $9.90 per share was issued to the development partner. All warrants have been exercised as of December 31, 1997.

EMPLOYEE STOCK PURCHASE PLAN

     As part of an employee retention program, the Company established the 1991 Employee Stock Purchase Plan (the "Stock Purchase Plan") to provide employees with an opportunity to purchase common stock of the Company through payroll deductions. A total of 575 shares of common stock were reserved for issuance to eligible employees under the amended Stock Purchase Plan. The amended Stock Purchase Plan will terminate in 2023 unless sooner terminated by the Board of Directors. Under this Stock Purchase Plan, the Company's employees, subject to certain restrictions, may purchase shares of common stock at 85 percent of the lesser of the fair market value at either the date of enrollment or the date of purchase. During 1997 and 1996, 64 and 90 shares, respectively, were issued under the Stock Purchase Plan, and at December 31, 1997, 128 shares were available for issuance.

STOCK OPTION PLAN

     The Company has elected to follow Accounting Principles Board Opinion NO.25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     The Company has an Incentive Stock Plan (the "Stock Plan") which authorizes the Board of Directors to grant incentive stock options, nonstatutory stock options, stock purchase rights and stock bonuses to employees and consultants. The Stock Plan, as amended, authorizes the issuance of up to 5,916 common shares of which 575 are available for grant at December 31, 1997. Under the Stock Plan, incentive stock options must be granted at fair market value at the date of grant as determined by the Board of Directors or committee thereof. Options vest over a four-year period and are exercisable for a term of ten years after issuance unless otherwise determined by the Board of Directors or committee thereof.

                                     CYGNUS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE YEAR ENDED DECEMBER 31, 1997
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


     Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options and the fair value for the stocks issued under the 1991 Employee Stock Purchase Plan (the "Stock Purchase Plan") were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995: risk-free interest rate of 5.41%, 6.125% and 6.125%, respectively; a dividend yield of 0.0%; volatility factors of the expected market price of the Company's common stock of .66, .68, and .69, respectively; and a weighted-average expected life of the option of 5 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options issued under the Stock Plan is amortized to expense over the options' vesting period. The estimated fair value of the compensation benefit received under the Stock Purchase Plan is expensed in the year of purchase. The Company's pro forma information follows:


                                           1997           1996          1995
                                           ----           ----          ----

Pro forma net loss                     $  (54,691)    $  (13,653)    $  (14,145)
Pro forma loss per share                 $  (2.89)      $  (0.74)      $  (0.87)

BECAUSE STATEMENT 123 IS APPLICABLE ONLY TO OPTIONS GRANTED SUBSEQUENT TO DECEMBER 31, 1994 ITS PRO FORMA EFFECT WILL NOT BE FULLY REFLECTED UNTIL 1999.

                                     CYGNUS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE YEAR ENDED DECEMBER 31, 1997
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


A summary of the Company's stock option activity, including the number, weighted-average exercise price, and weighted-average remaining contractual life for options outstanding and the number and weighted-average exercise price of options exercisable for the year ended December 31, 1997 is as follows:

                                    OPTIONS OUTSTANDING                         EXERCISABLE
---------------------  ---------------------------------------------  ---------------------------------
                                          Weighted        Weighted                         Weighted
  Range of Exercise         Number        Average         Average          Number          Average
       Prices            Outstanding      Remaining       Exercise       Exercisable       Exercise
                         at Year-end     Contractual       Price         at Year-end        Price
                                            Life
---------------------  ---------------------------------------------  ---------------------------------
 $  5.75  - $  7.75           675           7.78           $7.03             506            $7.03
 $  7.875 - $14.625           853           7.38          $11.69             458            $9.85
 $ 14.375 - $15.000           716           9.42          $14.52              21           $14.52
 $ 15.125 - $17.000           566           5.23          $15.70             471           $15.71
  $17.625 - $22.625           457           8.57          $20.45             171           $20.86
                       ----------------                               ----------------
 $ 5.75  - $  22.625         3,267          7.50          $13.27            1,627          $11.89


                                 OPTION ACTIVITY SUMMARY FOR THE YEAR ENDED DECEMBER 31:
----------------------------------------------------------------------------------------------------------------------

                                               1997                       1996                        1995
                                     -------------------------   -----------------------   ---------------------------
                                                    Weighted -               Weighted -                  Weighted -
                                                      Average                 Average                      Average
                                       Options       Exercise      Options    Exercise       Options      Exercise
                                        (000)         Price         (000)      Price          (000)        Price
                                     -------------------------   -----------------------   ---------------------------
Outstanding-beginning of year           2,432         $11.81        2,372     $ 9.66         2,174        $10.20
Granted                                 1,346         $14.96          486     $19.78           758        $ 7.51
Exercised                               (258)         $ 8.35        (333)     $ 8.41         (245)        $ 8.59
Forfeited                               (253)         $13.24         (93)     $10.75         (315)        $ 9.06
                                     --------                    --------                  -------

Outstanding-end of year                 3,267         $13.27        2,432     $11.81         2,372         $9.66
                                     --------       --------     --------   --------       -------
                                     --------       --------     --------   --------       -------

Exercisable at end of year              1,627         $11.89        1,350     $10.90         1,008        $11.54
                                     --------       --------     --------   --------       -------
                                     --------       --------     --------   --------       -------

Weighted-average fair value of
   options granted during the year      $7.13                      $ 9.54                   $ 3.65

Under the Stock Plan, stock may be sold and stock bonuses or rights to purchase common stock may be granted by the Board of Directors or a committee thereof (the "Board") for past services at the fair market value at the date of grant. The Board may impose certain repurchase rights, in favor of the Company, in the event that an employee is terminated prior to certain predetermined vesting dates. As of December 31, 1997, 1996 and 1995, no shares were subject to repurchase.

COMMON STOCK RESERVED FOR FUTURE ISSUANCE

     At December 31, 1997, the total number of shares of common stock reserved for issuance under all stock plans was 3,971.

                                     CYGNUS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE YEAR ENDED DECEMBER 31, 1997
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 5:  INCOME TAXES

     An income tax benefit has not been accrued on net losses due to the uncertainty regarding the Company's future profitability.

     Significant components of the Company's deferred tax assets for federal and state income taxes as of December 31, 1997 and 1996 are as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                         1997           1996
                                                         ----           ----

       Net operating loss carryforwards               $  25,900      $  19,700
       Research and development credits                   2,400          1,980
       Reserves and accruals                              4,100          3,300
       Deferred revenue                                   1,400          5,490
       Capitalized R&D                                    5,700          5,940
       Arbitration obligation                            15,800
       Other - net                                        2,000          1,140
                                                     ---------------------------
         Total deferred tax assets                    $  57,300      $  37,550
         Valuation allowance for deferred tax assets    (57,300)       (37,550)
                                                     ---------------------------
       Net deferred tax assets                        $       0      $       0
                                                     ---------------------------
                                                     ---------------------------

     Approximately $2.9 million of the valuation allowance results from tax deductions under the stock option plans and will be credited to common stock when recognized.

     At December 31, 1997, the Company had federal net operating loss and research and development tax credits carryforwards of approximately $76.0 million and $1.6 million, respectively. The Company had state net operating loss and tax credit carryforwards of approximately $2.0 million and $0.8 million, respectively. These carryforwards will expire at various dates beginning in 1999. Approximately $73.0 million of the federal net operating loss carryforwards will expire at various dates beginning in 2005.

     Because of the "change in ownership" provisions of the Internal Revenue Code, a substantial portion of the Company's net operating loss and tax credit carryforwards may be subject to annual limitations. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.


NOTE 6:  STATEMENTS OF CASH FLOWS DATA

                                                                1997        1996        1995
                                                           --------------------------------------
       SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
       Interest paid                                          $  1,631     $  844     $    548

       SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
         FINANCING ACTIVITIES
       Equipment purchased under capital leases               $    ---     $  464     $  2,122
       Unrealized gain/(loss) on investments                  $      3     $   (5)    $    416

                                     CYGNUS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE YEAR ENDED DECEMBER 31, 1997
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 7:  LEGAL PROCEEDINGS

     On June 30, 1994, Sanofi filed a request for arbitration against Cygnus with the International Court of Arbitration. In its request for arbitration, Sanofi alleged that Cygnus breached its existing contract with Sanofi by, among other things, entering into a product development agreement with another company for the development of transdermal systems in the field of hormone replacement therapy (which agreements pertain to each of the Company's hormone replacement products other than FemPatch). Sanofi, in the original filing sought to recover from Cygnus in excess of $60.0 million for damages attributable to the alleged breach. International Chambers of Commerce (the "Tribunal") announced an interim award in the arbitration proceedings in October 1996. The Tribunal found that two transdermal products for hormone replacement therapy licensed by Cygnus to another company fall within the scope of an exclusive license previously granted to Sanofi.

     In September, 1997, the Company and Sanofi agreed to a settlement of the arbitration dispute. Under the terms of the settlement, Cygnus (i) paid Sanofi $14.0 million in cash in January 1998, (ii) will make royalty payments of between 6.5% and 8.5% of any and all net sales of two products, which are subject to minimum payments in an aggregate amount equal to $17.0 million, commencing in 2001 and ending in 2005, whether or not any net sales of the two products have occurred, and (iii) issued in December 1997, convertible promissory note in the principal amount of $6.0 million, payable in full at the end of four years and bearing interest at 6.5% per annum. The note will be convertible into the Company's Common Stock at Sanofi's option, exercisable at any time during the four year term, at a conversion rate of $21.725 per share. Overall, Cygnus' non-recurring expenses attributable to the arbitration settlement recorded in the quarter ended September 30, 1997 totaled $39.7 million. Of the total related liability of $39.2, at December 31, 1997, $23.0 million is long-term.

     In May 1997 Cygnus reported it had initiated arbitration proceedings against Pharmacia & Upjohn ("Pharmacia") relating to Nicotrol-Registered Trademark-, Cygnus' smoking cessation patch. In March of this year, Cygnus announced that Pharmacia exercised its option to purchase the U.S. manufacturing rights for Nicotrol. The agreement between Cygnus and Pharmacia provided that Pharmacia would be obligated to pay Cygnus for, among other things, existing inventory costs and for certain purchase order commitments. Pharmacia disputes their obligations regarding certain purchase order commitments. The arbitration is intended to resolve these matters. Separately, Cygnus and Pharmacia are not in agreement regarding certain royalty calculations for 1996 and 1997. If this issue is unable to be resolved by the two Companies, it could become part of the arbitration proceedings. However, the Company does not believe the resolution of this issue will have a material adverse effect on its financial position or results of operations.

                                     CYGNUS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE YEAR ENDED DECEMBER 31, 1997
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 8: SUBSEQUENT EVENTS

    The Company entered into Note Purchase Agreements dated as of February 3, 1998 with certain institutional investors to issue and sell approximately $43 million of 4% Senior Subordinated Convertible Notes due 2005 (the "Notes"). This transaction closed on February 5, 1998. The Notes were sold at par and mature on February 1, 2005 and bear interest at a rate of 4% per annum. After deducting the debt issuance costs, the Company received approximately $40.0 million. Interest on the Notes may be paid in Common Stock or cash at the option of the Company. The Notes are convertible into Common Stock of the Company at a conversion price equal to the average of the two lowest trade prices of the Common Stock as reported on the Nasdaq National Market for a specified number of trading days immediately preceding the conversion date until February 1, 2000. The conversion price will be subject to maximum conversion prices until February 1, 2000 and minimum conversion prices until February 1, 1999. Commencing February 1, 2000, the conversion price of the Notes will be set at a fixed price equal to the greater of $150.00 per share and 150% of the market price of the Common Stock for 20 trading days preceding such date. Debt issuance costs of approximately $2.6 million will result in additional interest charges to be recorded over the term of the Notes.

     On February 4, 1998, the Company completed a direct public offering of 905,740 shares of its Common Stock for total proceeds to the Company of approximately $13.8 million. The Common Stock was sold at a discount from the market price.

                                                            SCHEDULE II


                                     CYGNUS, INC.


                          VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED DECEMBER 31, 1997,  1996, AND 1995
                                (Dollars in thousands)



                                             BALANCE AT    CHARGED TO    CHARGED TO                   BALANCE AT
                                            BEGINNING OF   COSTS AND       OTHER                     END OF YEAR
                                               YEAR        EXPENSES       ACCOUNTS     DEDUCTIONS
                                          -------------------------------------------------------------------------
Year ended December 31, 1997:
  Deducted from asset accounts:
  Allowance for doubtful accounts            $  1,137      $     --      $     --      $  (1,014)      $   123
  Warranty reserve                                435            --            --             --           435
                                          -------------------------------------------------------------------------
                                             $  1,572      $     --      $     --      $  (1,014)      $   558
                                          -------------------------------------------------------------------------
                                          -------------------------------------------------------------------------

Year ended December 31, 1996:
  Deducted from asset accounts:
  Allowance for doubtful accounts            $  1,137      $     --      $     --      $      --       $ 1,137
  Warranty reserve                                435            --            --             --           435
                                          -------------------------------------------------------------------------
                                             $  1,572      $     --      $     --      $      --       $ 1,572
                                          -------------------------------------------------------------------------
                                          -------------------------------------------------------------------------

Year ended December 31, 1995:
  Deducted from asset accounts:
  Allowance for doubtful accounts            $  1,028      $    109      $     --      $      --       $ 1,137
  Warranty reserve                                435            --            --             --           435
                                          -------------------------------------------------------------------------
                                             $  1,463      $    109      $     --      $      --       $ 1,572
                                          -------------------------------------------------------------------------
                                          -------------------------------------------------------------------------