Form 10-Q
period 1998-03-31
CYGNUS INC /DE/
filed 1998-05-15
CIK 870755

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

  X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-----   Exchange Act of 1934
        For the quarterly period ended MARCH 31, 1998
                                       --------------
                                         or
        Transition Report Pursuant to Section 13 or 15(d) of the Securities
-----   Exchange Act of 1934
        For the Transition Period from       to
                                       -----    -----



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


Registrant's telephone number, including area code: (650) 369-4300
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----
Number of shares outstanding of each of the registrant's classes of common stock as of MAY 8, 1998:

Common Stock -  20,236,954 shares

                                                                 Total pages: 17
                                                Page number of exhibit index: 16

                                    CYGNUS, INC.

                                       INDEX


PART I. FINANCIAL INFORMATION                                                       PAGE NO.
                                                                                    --------


  Item 1:  Financial Statements

           Condensed Consolidated Statements of Operations for the three month
              periods ended March 31, 1998 and 1997 (unaudited).....................   2

           Condensed Consolidated Balance Sheets at March 31,1998
              (unaudited) and December 31,1997......................................   3

           Condensed Consolidated Statements of Cash Flows for the three month
               periods ended March 31,1998 and 1997 (unaudited).....................   4

           Notes to Condensed Consolidated Financial Statements (unaudited).........   5


  Item 2:  Management's Discussion and Analysis of Financial Condition and
               Results of Operations................................................   8


PART II. OTHER INFORMATION


  Item 1:  Legal Proceedings........................................................  15

  Item 6:  Exhibits and Reports on Form 8-K.........................................  16


SIGNATURES..........................................................................  17


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                     CYGNUS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)
                       (In thousands, except per share data)

                                                      THREE MONTHS ENDED MARCH 31,
                                                        1998                1997
                                                      -------             -------
Product revenues                                      $   506             $ 1,700
Contract revenues                                       2,723               3,390
Royalty and other revenues                                231               4,202
                                                      -------             -------

          TOTAL REVENUES                                3,460               9,292

Costs and expenses:
     Costs of products sold                             1,023               2,422
     Research and development                           6,065               5,831
     Marketing, general and administrative              1,916               1,692
                                                      -------             -------
          TOTAL COSTS AND EXPENSES                      9,004               9,945

LOSS FROM OPERATIONS                                   (5,544)               (653)

Interest income, net                                        6                 290
                                                      -------             -------

NET LOSS                                              $(5,538)            $  (363)
                                                      -------             -------
                                                      -------             -------

BASIC AND DILUTED NET LOSS PER SHARE                  $ (0.28)            $ (0.02)
                                                      -------             -------
                                                      -------             -------

Shares used in computation of basic and diluted
  net loss per share                                   19,841              18,744
                                                      -------             -------
                                                      -------             -------

(See accompanying notes.)



                                   CYGNUS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands)


ASSETS:                                                           MARCH 31,   December 31,
                                                                     1998         1997
                                                                  ---------   ------------
                                                                 (unaudited)

  Current assets:
     Cash and cash equivalents                                    $  32,334    $  20,669
     Short-term investments                                          35,115       14,163
   Trade accounts receivable, net of allowance                        1,852        2,040
     Inventories                                                        914          924
     Prepaid expenses and other current assets                        1,414        1,988
                                                                  ---------    ---------

               TOTAL CURRENT ASSETS                                  71,629       39,784

Equipment and improvements, at cost                                  16,858       15,741
   Less accumulated depreciation and amortization                   (11,623)     (11,145)
                                                                  ---------    ---------
          Net equipment and improvements                              5,235        4,596

Deferred compensation and other assets                                7,482        4,897
                                                                  ---------    ---------

                         TOTAL ASSETS                             $  84,346    $  49,277
                                                                  ---------    ---------
                                                                  ---------    ---------
 LIABILITIES AND STOCKHOLDERS' EQUITY
          (NET CAPITAL DEFICIENCY):

Current liabilities:
     Accounts payable                                                 1,871        1,294
     Current portion of arbitration obligation                        2,158       16,223
     Accrued compensation                                             1,553        3,298
     Accrued professional services                                      995          842
     Other accrued liabilities                                        1,610        1,263
     Customer advances                                                  487          624
     Current portion of deferred revenue                              1,577        1,846
     Current portion of long term debt                                3,655        3,767
     Current portion of capital lease obligations                       686          686
                                                                  ---------    ---------

               TOTAL CURRENT LIABILITIES                             14,592       29,843

Long-term portion of deferred revenue                                   717        1,188
Long-term portion of debt                                             2,925        3,812
Long-term  portion of capital lease obligations                         223          390
Long-term  portion of arbitration obligations                        23,000       23,000
Deferred compensation and other long-term liabilities                 5,297        4,844
Convertible subordinated debt                                        43,000           --

Stockholders' equity (net capital deficiency):
     Common stock                                                   136,659      122,728
     Accumulated deficit                                           (142,067)    (136,528)
                                                                  ---------    ---------

               TOTAL STOCKHOLDERS' EQUITY
                 (NET CAPITAL DEFICIENCY)                            (5,408)     (13,800)
                                                                  ---------    ---------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
          (NET CAPITAL DEFICENCY)                                 $  84,346    $  49,277
                                                                  ---------    ---------
                                                                  ---------    ---------



Note: The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

(See accompanying notes.)

                                   CYGNUS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase/(Decrease) in Cash and Cash Equivalents
                                   (unaudited)
                                  (In thousands)

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                    1998         1997
                                                                                  --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                       $ (5,538)    $   (363)
   Adjustments to reconcile net loss to  cash (used in)/provided by operating activities:
      Depreciation and amortization                                                    450        1,185
      Decrease/(increase) in assets                                                    689        4,627
      Increase/(decrease) in liabilities                                            (1,092)      (4,225)
      Increase/(decrease) in arbitration liability                                 (14,065)          --
                                                                                  --------     --------
NET CASH (USED IN)/PROVIDED BY OPERATING  ACTIVITIES                               (19,556)       1,224
                                                                                  --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                             (1,117)        (639)
   Decrease/(increase) in short-term investments                                   (20,869)     (11,660)
                                                                                  --------     --------
          NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES                      (21,986)     (12,299)
                                                                                  --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                                                         13,931        1,200
   Principal payments of long-term debt                                               (999)        (572)
   Payment of capital lease obligations                                               (167)        (405)
   Issuance of Convertible subordinated debt, net                                   40,442           --
                                                                                  --------     --------
          NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES                       53,207          223
                                                                                  --------     --------

NET INCREASE /(DECREASE)IN CASH AND CASH EQUIVALENTS                                11,665      (10,852)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    20,669       33,148
                                                                                  --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 32,334     $ 22,296
                                                                                  --------     --------
                                                                                  --------     --------


(See accompanying notes.)

CYGNUS, INC.
March 31, 1998


NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The consolidated financial statements of Cygnus, Inc. (the "Company" or "Cygnus") as of and for the three month periods ended March 31, 1998 and 1997 included herein are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the management of Cygnus, Inc. believes necessary for a fair presentation of the financial position as of the reported dates and the results of operations for the respective periods presented. Interim financial results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 1997 included in the Company's 1997 Annual Report on Form 10-K.

2.   NET LOSS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and where appropriate restated to conform to the Statement 128 requirements.

     Currently, basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding. Shares issuable from stock options, warrants and convertible debt outstanding are excluded from the diluted earnings per share computation, as their effect is anti-dilutive.

3.   INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market, after appropriate consideration was given to obsolescence and inventories in excess of anticipated future demand. Net inventories consist of the following:

                                      MARCH 31,     December 31,
                                        1998           1997
                                      --------------------------
         Raw materials                 $  767         $  787
         Work in process                    9             86
         Finished goods                   138             51
                                      --------------------------
                                       $  914         $  924
                                      --------------------------
                                      --------------------------

     Inventories at March 31, 1998 and December 31, 1997 relate to the Company's estradiol (FemPatch-R-) transdermal product.

CYGNUS, INC.
March 31, 1998

4.   DEBT AND EQUITY ISSUANCES

     In February 1998, the Company entered into Note Purchase Agreements with certain institutional investors to issue and sell approximately $43 million of 4% Senior Subordinated Convertible Notes due 2005 (the "Notes"). The Notes are unsecured obligations of the Company and are subordinated to all existing and future Senior Debt. The Notes were sold at par, mature on February 1, 2005 and bear interest at a rate of 4% per annum. After deducting the debt issuance costs, the Company received net proceeds of approximately $40.4 million. Interest on the Notes may be paid in Common Stock or cash at the option of the Company. Until February 1, 2000, the Notes are convertible into Common Stock of the Company at a conversion price equal to the average of the two lowest trade prices of the Common Stock as reported on the NASDAQ National Market for a specified number of trading days immediately preceding the conversion date. The conversion price will be subject to maximum conversion prices until February 1, 2000 and minimum conversion prices until February 1, 1999. Commencing February 1, 2000, the conversion price of the Notes will be set at a fixed price equal to the greater of $150.00 per share or 150% of the market price of the Common Stock for 20 trading days preceding such date.

     One half of the principal amount of these notes is convertible immediately. The other half is convertible from and after June 5, 1998.

     Should the Notes cease to be convertible into Common Stock, the Notes may, at the option of the holders, be subject to mandatory redemption in whole or in part. In addition, in the event of certain other circumstances, each holder of notes may, subject to certain restriction and limitation, require the Company to repurchase its Notes, in whole or in part.

     On February 4, 1998, the Company completed a direct public offering of 905,740 shares of its Common Stock for net proceeds to the Company of approximately $13.4 million. The Common Stock was sold at a discount from the market price.

5.   LEGAL PROCEEDINGS

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

     In September 1997, the Company and Sanofi agreed to a settlement of the arbitration dispute. Under the terms of the settlement, Cygnus (i) paid Sanofi $14.0 million in cash in January 1998, (ii) will make royalty payments of between 6.5% and 8.5% of any and all net sales of two products, which are subject to minimum payments in an aggregate amount equal to $17.0 million, commencing in 2001 and ending in 2005, whether or not any net sales of the two products have occurred, and (iii) issued in December 1997 a convertible promissory note in the principal amount of $6.0 million, payable in full at the end of four years and bearing interest at 6.5% per annum. The note will be convertible into the Company's Common Stock at Sanofi's option, exercisable at any time during the four year term, at a conversion rate of $21.725 per share.

     In May 1997 Cygnus reported it had initiated arbitration proceedings against Pharmacia & Upjohn ("Pharmacia") relating to Nicotrol-Registered Trademark-, Cygnus' smoking cessation patch. In March of this year, Cygnus announced that Pharmacia exercised its option to purchase the U.S. manufacturing rights for Nicotrol. The agreement between Cygnus and Pharmacia provided that Pharmacia would be obligated to pay Cygnus for, among other things, existing inventory costs and for certain purchase order commitments. Pharmacia disputes their obligations regarding certain of the inventory costs and certain purchase order commitments. The arbitration is intended to resolve these matters. In March 1998, Pharmacia added a counterclaim against Cygnus in the arbitration, seeking approximately $1.5 million in reimbursement for an alleged overpayment in royalties for Nicotrol units shipped in 1996 and 1997. Cygnus disputes this counterclaim and intends to defend against it vigorously in this arbitration proceeding. The arbitration proceeding is expected to commence in mid 1998.

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

GENERAL

     Cygnus is engaged in the development and manufacture of diagnostic and drug delivery systems, utilizing proprietary technologies to satisfy unmet medical needs cost-effectively. The Company's current efforts are primarily focused on two core areas: a painless, bloodless and automatic glucose monitoring device (the GlucoWatch-TM- system) and transdermal drug delivery systems.

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

     Cygnus' licensees and distributors generally have the right to terminate a product development effort at any time prior to regulation approval for any reason without significant penalty. Such cancellations may result in delays, suspension or abandonment of clinical testing, the preparation and processing of regulatory filings and product development and commercialization efforts. Licensees have exercised this right in the past, and there can be no assurance that current and future licensees or distributors will not exercise this right in the future. If a licensee or distributor were to cease funding one of the Company's products, Cygnus would either self-fund development efforts, identify and enter into an agreement with an alternative licensee or distributor or suspend further development work on the product. There can be no assurance that, if necessary, the Company would be able to negotiate an agreement with an alternative licensee or distributor on acceptable terms. Since all payments to the Company under its agreements following their execution are contingent on the occurrence of future events or sales levels, and the agreements are terminable by the licensee or distributor, no assurance can be given as to whether the Company will receive any particular payment thereunder or as to the amount or timing of any such payment. The Company may choose to self-fund certain research and development projects in order to exploit its technologies. Any increase in Company-sponsored research and development activities will have an immediate adverse effect on the Company's results of operations. However, should such Company-sponsored research and development activities result in a commercial product, the long-term effect on the Company's results of operations could be favorable. In the past some of the Company's licensees, distributors and collaborators have approached the Company requesting modification of the terms of existing agreements.

     In 1996, the Company entered into a collaboration with Becton Dickinson & Company ("Becton Dickinson") for the commercialization of the GlucoWatch, a painless, bloodless and automatic glucose monitoring system being developed by the Company for people with diabetes. Under the Becton Dickinson agreement, the Company had granted Becton Dickinson exclusive worldwide marketing and distribution rights, with the exception of Japan and Korea. The agreement was amended in June 1997 to grant Becton Dickinson worldwide marketing rights, with the exception of Japan and Korea, for the Company's second generation glucose monitor. On March 31, 1998, the Company announced that it terminated its agreement with Becton Dickinson. Consequently, the Company will not receive any future milestone payments under the Becton Dickinson agreement and will not be obligated to share future revenue, if any, associated with commercialization of the GlucoWatch. The Company is currently evaluating alternative distribution approaches for the GlucoWatch as well as expanding its own sales and marketing efforts to self-fund sales and marketing activities related to commercialization of the GlucoWatch. There can be no assurance that the Company will be able to enter into new collaborative arragements. In addition, any increase in Company-sponsored sales and marketing activities will have an immediate adverse effect on the Company's results of operations.

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

     The Company's results of operations vary significantly from year to year and depend on, among other factors, the signing of new product development agreements and the timing of recognizing payment amounts specified thereunder, the timing of recognizing license or distribution fees and cost reimbursement payments made by pharmaceutical licensees, the demand for its Nicotrol product, the demand for and shipments of its FemPatch product, and the costs associated with its manufacture. Up front and interim milestone payments from contracts are generally earned and recognized based on the percentage of actual efforts expended compared to total expected efforts during the development period for each contract. However, contract revenues are not always aligned with the timing of related expenses. To date, research and development expenses have generally exceeded contract revenue in any particular period and the Company expects the same situation to continue for the next few years. In addition, the level of revenues in any given period is not necessarily indicative of expected revenues in future periods. The Company has incurred net losses each year since its inception and does not believe it will achieve profitability in 1998. At March 31, 1998, the Company's accumulated deficit and net capital deficiency were approximately $142.1 million and $5.4 million, respectively.

RESULTS OF OPERATIONS:

COMPARISON FOR THE QUARTERS ENDED MARCH 31, 1998 AND 1997

     PRODUCT REVENUES for the quarter ended March 31, 1998 were $0.5 million, compared to $1.7 million for the quarter ended March 31, 1997. Product revenue for the quarter ended March 31, 1998 resulted from the shipments of FemPatch, the Company's second commercialized product. FemPatch is a low-dose, 7-day estrogen replacement transdermal patch for the treatment of menopausal symptoms. Sanofi, the Company's worldwide licensee, has sublicensed U.S. marketing rights to Warner-Lambert. The reduction in total product revenue for the three months ended March 31, 1998 resulted from the discontinuation of Nicotrol manufacturing in the first quarter of 1997.

     In May 1997 Cygnus reported it had initiated arbitration proceedings against Pharmacia & Upjohn ("Pharmacia") relating to Nicotrol, Cygnus' smoking cessation patch. In March of 1997, Cygnus announced that Pharmacia exercised its option to purchase the United States manufacturing right of Nicotrol . The agreement between Cygnus and Pharmacia provided that Pharmacia would be obligated to pay Cygnus for, among other things, existing inventory costs and for certain purchase order commitments. Pharmacia disputes their obligations regarding certain of the inventory costs and certain purchase order commitments. The arbitration is intended to resolve these matters. In March 1998, Pharmacia added a counterclaim against Cygnus in the arbitration, seeking approximately $1.5 million in reimbursement for an alleged overpayment in royalties for Nicotrol units shipped in 1996 and 1997. Cygnus disputes this counterclaim and intends to defend against it vigorously in this arbitration proceeding. The arbitration proceeding is expected to commence in mid 1998.

     Due to the above factors, the uncertainty of the success of the Company's recently launched FemPatch product, and the uncertainty regarding when and if additional products will obtain clearance from the FDA and when and if licensees will sell and market such products, the Company believes that the level of product revenues experienced to date are not indicative of future results and may fluctuate from period to period.

     CONTRACT REVENUES for the quarter ended March 31, 1998 were $2.7 million, compared to $3.4 million for the quarter ended March 31, 1997. Contract revenues primarily reflect labor and material cost reimbursements associated with certain transdermal delivery systems and the amortization of milestone payments relating to certain transdermal delivery systems and the glucose monitoring device. The decrease in contract revenues for the quarter ended March 31, 1998 is primarily due to a reduction in clinical billings related to one of the Company's hormone replacement products.

     As a result of the Company's termination of its agreement with Becton Dickinson, as mentioned above, the Company will not receive any future milestone payments under the Becton Dickinson agreement and will not be obligated to share future revenue, if any, associated with commercialization of the GlucoWatch. Of the $2.7 million in contract revenue recognized during the quarter ended March 31, 1998, $0.2 million related to the amortization of previously capitalized Becton Dickinson milestone payments. No related amounts remain to be amortized in the future periods.

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

     ROYALTY AND OTHER REVENUES for the quarter ended March 31, 1998 were $0.2 million, compared to $4.2 million for the quarter ended March 31, 1997. The amounts include royalties from sales by Pharmacia of the Company's nicotine transdermal product in Europe and Canada, and by Pharmacia's marketing partner in the U.S. The net decrease in royalty and other revenues for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997 is primarily due to the 1996 launch in the United States of the non-prescription Nicotrol product. The quarter ended March 31, 1997 included the recognition of previously deferred royalty payments associated with this launch, whereas no such amortization was included in the quarter ended March 31, 1998.

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

     COSTS OF PRODUCTS SOLD for the quarter ended March 31, 1998 were $1.0 million, compared to $2.4 million for the quarter ended March 31, 1997. Costs of products sold primarily include direct and indirect production, facility and personnel costs required to meet future anticipated production levels. The decrease in costs of products sold for the quarter ended March 31, 1998 largely reflects the reduction of direct expenses related to Nicotrol production as a result of Pharmacia exercising its option to purchase the manufacturing rights of Nicotrol. Cost of products sold for the quarter ended March 31, 1998 include the shipments of FemPatch, the Company's second commercialized product. The Company experienced negative product margins for the quarters ended March 31, 1998 and March 31, 1997 due to low production volumes which prevented the Company from absorbing all of its fixed manufacturing costs.

     RESEARCH AND DEVELOPMENT EXPENSES for the quarter ended March 31, 1998 were $6.1 million, compared to $5.8 million for the quarter ended March 31, 1997. Research and development and clinical activities primarily include the glucose monitoring development program, the support of the Company's hormone replacement therapy products (one of which, FemPatch, was launched in September 1997 and two of which are in clinical trials) and a contraception product. While current levels are slightly higher than the prior year, Cygnus anticipates that the development of new products, continued research of new technologies and preparation for regulatory filings and clinical trials will result in an increase in its overall research and development expenses.

     MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES for the quarter ended March 31, 1998 were $1.9 million, compared to $1.7 million for the quarter ended March 31, 1997. While current levels are slightly higher than the prior year, Cygnus anticipates that marketing, general and administrative expenses will increase in the future as the Company expands its operations.

     INTEREST INCOME, NET OF INTEREST AND OTHER EXPENSE for the quarter ended March 31, 1998 was $0.0 million, compared to $0.3 million for the quarter ended March 31, 1997. The decrease for the quarter ended March 31, 1998 is due primarily to higher interest expense associated with the Company's issuance of the convertible debt and the amortization of the financing fees related to this debt.

LIQUIDITY AND CAPITAL RESOURCES

     Through October 1995, the Company received net proceeds of approximately $82.1 million from public offerings of its Common Stock. In February 1998, the Company received net proceeds of approximately $13.4 million ( net of issuance costs of approximately $0.4 million) from a direct public offering of its Common Stock.

     Through 1996, the Company financed approximately $8.4 million of manufacturing and research equipment under capital loan and lease arrangements. In 1997, the Company entered into a new loan agreement for $1.3 million to finance additional capital equipment. Borrowings under this agreement are secured by specific Company Assets.

     In December of 1994, the Company borrowed $1.7 million under a bank line of credit to finance the purchase of manufacturing and research equipment. This line is being repaid in monthly installments through June 30, 1998. As of March 31, 1998 there is $0.1 million outstanding under this agreement. In June 1996, the Company received $8.0 million under a bank loan agreement for short-term working capital. This loan is being repaid monthly through December 1999. As of March 31, 1998 there is $5.4 million outstanding under this agreement.

     In February 1998, the Company entered into Note Purchase Agreements with certain institutional investors to issue and sell approximately $43 million of 4% Senior Subordinated Convertible Notes due 2005 (the "Notes"). The Notes were sold at par, mature on February 1, 2005 and bear interest at a rate of 4% per annum. After deducting the debt issuance costs, the Company received approximately $40.4 million ( See Note 4. "Debt and Equity issuances" in the Notes to the Condensed Consolidated Financial Statements).

     On March 30, 1998, the Company signed an agreement to expand its current bank line of credit which resulted in an additional $4.5 million of available funds. The Company also received approval for a $1.5 million loan to be secured by capital purchases. No advances under either line were made as of March 31, 1998.

     In addition to the cash received from the public offerings, equipment lease and short-term working capital financing, the Company has been financing its operations primarily through revenues and interest income.

     Net cash used in operating activities for the quarter ended March 31, 1998 was $19.6 million, compared with net cash provided of $1.2 million for the quarter ended March 31, 1997. Cash used in operating activities during the quarter ended March 31, 1998 was primarily due to a $14.0 million cash payment made in January 1998 to Sanofi under the terms of the settlement mentioned above, and the Company's net loss of $5.5 million. Cash provided in operating activities during the period ended March 31, 1997 was primarily due to a decrease in accounts receivable of $6.0 million, and an increase of $0.7 million in deferred compensation and other liabilities, offset by decreases in deferred revenue of $3.0 million, a decrease of $1.6 million in accrued compensation and an increase of $1.3 million in notes receivable, prepaid expenses and other current liabilities.

     The current level of cash used in operating activities is not necessarily indicative of the level of future cash usage. As a result of increased expenditures for the development of new products, preparation for regulatory filings and clinical trials and the expected reduction in product revenues, the Company anticipates an increase in cash usage for 1998 and future operating activities.

     Net cash used in investing activities of $22.0 million for the quarter ended March 31, 1998 resulted primarily from net purchases of short-term investments of $20.9 million and capital expenditures of $1.1 million. Net cash used in investing activities of $12.3 million for the quarter ended March 31, 1997 resulted primarily from net purchases of short-term investments of $11.7 million and capital expenditures of $0.6 million.

     Net cash provided by financing activities of $53.2 million for the quarter ended March 31, 1998 includes, as mentioned above, net proceeds of $40.4 million and $13.4 million from the

Company's February 1998 issuance of Senior Subordinated Convertible Notes and from a direct public offering of its Common Stock, respectively, and additional stock proceeds of $0.5 million, offset by long-term debt and capital lease repayments of $1.0 million and $0.2 million, respectively. Net cash provided by financing activities of $0.2 million for the quarter ended March 31, 1997 includes $1.2 million of common stock issuance proceeds, offset by long-term debt and capital lease repayments of $0.6 million and $0.4 million, respectively.

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

     Based upon current expectations for operating losses, arbitration settlement payments, and projected short-term capital expenditures, the Company believes that its existing cash, cash equivalents and short-term investments of $67.5 million as of March 31, 1998, when coupled with cash from revenues and earnings from investments, will be sufficient to meet its operating expenses and capital expenditure requirements at least through the quarter end March 31, 1999. However, there can be no assurance that the Company will not require additional financing depending upon future business strategies, results of clinical trials and management decisions to accelerate certain research and development programs and other factors.

                        PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

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

     In September 1997, the Company and Sanofi agreed to a settlement of the arbitration dispute. Under the terms of the settlement, Cygnus (i) paid Sanofi $14.0 million in cash in January 1998, (ii) will make royalty payments of between 6.5% and 8.5% of any and all net sales of two products, which are subject to minimum payments in an aggregate amount equal to $17.0 million, commencing in 2001 and ending in 2005, whether or not any net sales of the two products have occurred, and (iii) issued in December 1997 a convertible promissory note in the principal amount of $6.0 million, payable in full at the end of four years and bearing interest at 6.5% per annum. The note will be convertible into the Company's Common Stock at Sanofi's option, exercisable at any time during the four year term, at a conversion rate of $21.725 per share. Overall, Cygnus' non-recurring expenses attributable to the arbitration settlement recorded in the quarter ended September 30, 1997 totaled $39.7 million. Of the total related liability of $39.2, at December 31, 1997, $23.0 million is long-term.

     In May 1997 Cygnus reported it had initiated arbitration proceedings against Pharmacia & Upjohn ("Pharmacia") relating to Nicotrol-Registered Trademark-, Cygnus' smoking cessation patch. In March of this year, Cygnus announced that Pharmacia exercised its option to purchase the U.S. manufacturing rights for Nicotrol. The agreement between Cygnus and Pharmacia provided that Pharmacia would be obligated to pay Cygnus for, among other things, existing inventory costs and for certain purchase order commitments. Pharmacia disputes their obligations regarding certain of the inventory costs and certain purchase order commitments. The arbitration is intended to resolve these matters. In March 1998, Pharmacia added a counterclaim against Cygnus in the arbitration, seeking approximately $1.5 million in reimbursement for an alleged overpayment in royalties for Nicotrol units shipped in 1996 and 1997. Cygnus disputes this counterclaim and intends to defend against it vigorously in this arbitration proceeding. The arbitration proceeding is expected to commence in mid 1998.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


a)   EXHIBITS

     The following exhibits are filed herewith or incorporated by reference:


     27.  Financial Data Schedule



B)   REPORTS ON FORM 8-K

          The Company filed two Reports on Form 8-K during the quarter ended March 31, 1998.

     Item 5.   Other Events:

     The first report was dated February 4, 1998 (the "Note Purchase Agreements Form 8-K"). The Note Purchase Agreements Form 8-K reported that on February 4, 1998, Cygnus entered into Note Purchase Agreements with certain institutional investors to issue and sell, in a direct public offering, approximately $43 million of 4% Senior Subordinated Convertible Notes due 2005 (the ``Notes''). The Notes were sold at par, mature on February 1, 2005 and bear interest at a rate of 4% per annum. Interest on the Notes may be paid in Common Stock or cash at the option of the Company. The Notes are convertible into Common Stock of the Company at a conversion price equal to the average of the two lowest trade prices of the Common Stock as reported on the Nasdaq National Market for a specified number of trading days immediately preceding the conversion date until February 1, 2000. The conversion price will be subject to maximum conversion prices until February 1, 2000 and minimum conversion prices until February 1, 1999. Commencing February 1, 2000, the conversion price of the Notes will be set at a fixed price equal to the greater of $150.00 per share or 150% of the market price of the Common Stock for 20 trading days preceding such date.

     The form of First Supplemental Indenture and Note Purchase Agreement executed in connection with the Notes by the Company are incorporated by reference to the Company's Form 8-K dated February 4, 1998 as Exhibits
     4.5 and 10.38, respectively.

     The second report was dated February 4, 1998 (the "Common Stock Agreement Form 8-K"). The Common Stock Agreement Form 8-K reported that on February 4, 1998, Cygnus entered into Stock Purchase Agreements to issue and sell 905,740 shares of its Common Stock in a direct public offering to certain institutional investors. The total proceeds received by the Company in the offering was approximately $13.8 million.

     The form of Common Stock Purchase Agreement executed in connection with the sale of Common Stock by the Company is incorporated by reference to the Company's Form 8-K dated February 4, 1998 as Exhibit 10.37.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CYGNUS, INC.



Date:    May 14, 1998          By:           /s/ John C. Hodgman
     ----------------------       --------------------------------------------
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