Form 10-Q
period 1998-06-30
CYGNUS INC /DE/
filed 1998-08-04
CIK 870755

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

  X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended JUNE  30, 1998
                                         or
     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Transition Period from ____  to  ___


                           COMMISSION FILE NUMBER 0-18962


                                    CYGNUS, INC.
              (Exact  name of registrant as specified in its charter)


            DELAWARE                                    94-2978092
(State or other jurisdiction of                     (I.R.S. employer
incorporation or organization)                      identification No.)


              400 PENOBSCOT DRIVE, REDWOOD CITY, CALIFORNIA 94063-4719
               (Address of principal executive offices and zip code)



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

Yes   X    No ____

Number of shares outstanding of each of the registrant's classes of common stock as of JULY 31, 1998:

Common Stock -  20,237,664 shares

                                                             Total pages:  18
                                              Page number of exhibit index:17

                                    CYGNUS, INC.

                                       INDEX


PART I. FINANCIAL INFORMATION                                                 PAGE NO.
                                                                              ----------

     Item 1:   Financial Statements

     Consolidated Statements of Operations for the three and six month
       periods ended June 30, 1998 and 1997 (unaudited). . . . . . . . . . . .   2

     Consolidated Condensed Balance Sheets at June 30,1998 (unaudited) and
     December 31,1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

     Consolidated Statements of Cash Flows for the six month periods ended
     June 30,1998 and 1997 (unaudited) . . . . . . . . . . . . . . . . . . . .   4

     Notes to Consolidated Condensed Financial Statements (unaudited). . . . .   5


     Item 2:   Management's Discussion and Analysis of Financial Condition and
               Results of Operations . . . . . . . . . . . . . . . . . . . . .   8


PART II. OTHER INFORMATION


     Item 1:   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .  15


     Item 4:   Submission of Matters to a Vote of Security Holders . . . . . .  16


     Item 6:   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .  17


SIGNATURES. . . . . . . . . . . . . . . . . . .  . . . . . . . . . . . . . . .  18


                          PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                                    CYGNUS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (unaudited)
                       (In thousands, except per share data)

                                                  Three months ended              Six months ended
                                                        June 30,                      June 30,

                                                   1998           1997           1998           1997
                                             ----------      ---------       ---------    ----------
Product revenues                             $       81       $   ----        $   587      $   1,700
Contract revenues                                 2,636          4,065          5,359          7,456
Royalty and other revenues                          165          4,175            396          8,377
                                             ----------       --------      ---------      ---------
    TOTAL REVENUES                                2,882          8,240          6,342         17,533

Costs and expenses:
Costs of products sold                              937          1,587          1,960          4,009
Research and development                          8,741          5,141         14,806         10,973
Marketing, general and administrative             2,800          2,170          4,716          3,862
                                            -----------      ---------      ---------      ---------
    TOTAL COSTS AND EXPENSES                     12,478          8,898         21,482         18,844

LOSS FROM OPERATIONS                             (9,596)          (658)       (15,140)        (1,311)

Interest income, net                                (63)           348            (57)           638
                                            -----------      ---------      ---------      ---------
NET LOSS                                     $   (9,659)      $   (310)     $ (15,197)      $   (673)
                                            -----------      ---------      ---------      ---------
                                            -----------      ---------      ---------      ---------
NET LOSS PER SHARE                            $   (0.48)     $   (0.02)     $   (0.76)     $   (0.04)
                                            -----------      ---------      ---------      ---------
                                            -----------      ---------      ---------      ---------
Shares used in computation of basic and
  diluted net loss per share                     20,239         18,832         20,040         18,788
                                            -----------      ---------      ---------      ---------
                                            -----------      ---------      ---------      ---------
(See accompanying notes.)

                                                CYGNUS, INC.
                                  CONSOLIDATED CONDENSED BALANCE SHEETS
                                                (In thousands)

ASSETS:                                                      JUNE 30,       December 31,
                                                               1998           1997
                                                           -----------     -------------
                                                            (unaudited)
  Current assets:
Cash and cash equivalents                                   $   26,420     $   20,669
Short-term investments                                          38,911         14,163
Trade accounts receivable, net of allowance                      1,019          2,040
Inventories                                                        775            924
Prepaid expenses and other current assets                        1,006          1,988
                                                            ----------     ----------
          TOTAL CURRENT ASSETS                                  68,131         39,784

Equipment and improvements, at cost                             18,445         15,741
Less accumulated depreciation and amortization                 (12,126)       (11,145)
                                                            ----------     ----------
  Net equipment and improvements                                 6,319          4,596

Deferred compensation and other assets                           7,902          4,897
                                                            ----------     ----------
          TOTAL ASSETS                                      $   82,352     $   49,277

 LIABILITIES AND STOCKHOLDERS' EQUITY
          (NET CAPITAL DEFICIENCY):

Current liabilities:
Accounts payable                                             $   2,602      $   1,294
Current portion of arbitration obligation                        2,255         16,223
Accrued compensation                                             2,359          3,298
Accrued professional services                                    1,310            842
Other accrued liabilities                                        1,786          1,263
Customer advances                                                  282            624
Current portion of deferred revenue                              1,280          1,846
Current portion of long term debt                                2,019          3,767
Current portion of capital lease obligations                       338            686
                                                             ---------     ----------
          TOTAL CURRENT LIABILITIES                             14,231         29,843

Long-term portion of deferred revenue                              477          1,188
Long-term portion of debt                                       10,284          3,812
Long-term  portion of capital lease obligations                    886            390
Long-term  portion of arbitration obligations                   23,000         23,000
Deferred compensation and other long-term liabilities            5,685          4,844
Convertible subordinated debt                                   43,000          -----

Stockholders' equity (net capital deficiency):
Common stock                                                   136,686        122,728
Accumulated deficit                                           (151,897)      (136,528)
                                                              --------     ----------
          TOTAL STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)  (15,211)       (13,800)
                                                              --------     ----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
          (NET CAPITAL DEFICENCY)                             $ 82,352     $   49,277
                                                              --------     ----------
                                                              --------     ----------

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

                                   CYGNUS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase/(Decrease) in Cash and Cash Equivalents
                                   (unaudited)
                                  (In thousands)

                                                             SIX MONTHS ENDED JUNE 30,
                                                                1998           1997
                                                          --------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $   (15,197)      $   (673)
Adjustments to reconcile net loss to
cash (used in)/provided by operating activities:
   Depreciation and amortization                                   925          1,704
   Decrease/(increase) in assets                                 1,662          4,651
   Increase/(decrease) in liabilities                              581         (9,269)
   Increase/(decrease) in arbitration liability                (13,968)           ---
                                                           -----------        -------
     NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES       (25,997)        (3,587)
                                                           -----------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                            (2,280)        (1,942)
   Decrease/(increase) in short-term investments               (24,729)        (7,816)
                                                           -----------        -------
     NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES       (27,009)        (9,758)
                                                           -----------        -------
Cash flows from financing activities:
   Issuance of common stock                                     13,959          1,314
   Principal payments of long-term debt                         (1,387)        (1,145)
   Payment of capital lease obligations                           (276)          (783)
   Issuance of convertible subordinated debt, net                6,110            ---
   Issuance of  long-term debt, net                             40,351            ---
                                                           -----------        -------
     NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES        58,757           (614)
                                                           -----------        -------
NET INCREASE /(DECREASE) IN CASH AND CASH EQUIVALENTS            5,751        (13,959)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                20,669         33,148
                                                           -----------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $   26,420     $   19,189
                                                           -----------        -------
                                                           -----------        -------
(See accompanying notes.)

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The consolidated financial statements of Cygnus, Inc. (the "Company" or "Cygnus") as of and for the six month periods ended June 30, 1998 and 1997 included herein are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the management of Cygnus, Inc. believes necessary for a fair presentation of the financial position as of the reported dates and the results of operations for the respective periods presented. Interim financial results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 1997 included in the Company's 1997 Annual Report on Form 10-K.

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

3.   COMPREHENSIVE INCOME (LOSS)

        As of January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net loss or shareholders' equity. Comprehensive income (loss) has not presented separately herein as it approximates the Company's net loss.

4.   INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market, after appropriate consideration has been given to obsolescence and inventories in excess of anticipated future demand. Net inventories consist of the following (in thousands):

                                      JUNE 30,  December 31,
                                        1998        1997
                                      ------------------------
                    Raw materials       $   774   $    787
                    Work in process           0         86
                    Finished goods            0         51
                                        -------   --------
                                        $   774   $    924
                                        -------   --------
                                        -------   --------

     Inventories at June 30, 1998 and December 31, 1997 relate to the Company's estradiol FemPatch-Registered Trademark- (Warner-Lambert Co., Morris Plains, NJ) transdermal product.

5.   DEBT AND EQUITY ISSUANCES

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

     As of June 30, 1998, all of the principal amount of these notes are convertible immediately.

     Should the Notes cease to be convertible into Common Stock, the Notes may, at the option of the holders, be subject to mandatory redemption in whole or in part. In addition, in the event of certain other circumstances, each holder of Notes may, subject to certain restrictions and limitations, require the Company to repurchase its Notes, in whole or in part.

     On February 4, 1998, the Company completed a direct public offering of 905,740 shares of its Common Stock for net proceeds to the Company of approximately $13.3 million. The Common Stock was sold at a discount from the market price.

6.   LEGAL PROCEEDINGS

     On June 30, 1994, Sanofi filed a request for arbitration against Cygnus with the International Court of Arbitration. In its request for arbitration, Sanofi alleged that Cygnus breached its existing contract with Sanofi by, among other things, entering into a product development agreement with another company for the development of transdermal systems in the field of hormone replacement therapy (which agreements pertain to each of the Company's hormone replacement products other than the FemPatch system). Sanofi, in the original filing, sought to recover from Cygnus in excess of $60.0 million for damages attributable to the alleged breach. International Chambers of Commerce (the "Tribunal") announced an interim award in the arbitration proceedings in October 1996. The Tribunal found that two transdermal products for hormone replacement therapy licensed by Cygnus to another company fall within the scope of an exclusive license previously granted to Sanofi.

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

     In May 1997 Cygnus reported it had initiated arbitration proceedings against Pharmacia & Upjohn ("Pharmacia") relating to the Nicotrol-Registered Trademark- patch (Pharmacia AB, Stockholm, Sweden), Cygnus' smoking cessation patch. In March of 1997, Cygnus announced that Pharmacia exercised its option to purchase the U.S. manufacturing rights for the Nicotrol patch. The agreement between Cygnus and Pharmacia provided that Pharmacia would be obligated to pay Cygnus for, among other things, existing inventory costs and for certain purchase order commitments. Pharmacia disputes their obligations regarding certain of the inventory costs and certain purchase order commitments. The arbitration is intended to resolve these matters. In March 1998, Pharmacia added a counterclaim against Cygnus in the arbitration, seeking approximately $1.5 million in reimbursement for an alleged overpayment in royalties for Nicotrol units shipped in 1996 and 1997. Cygnus disputes this counterclaim. The arbitration hearing on both Cygnus' claim and Pharmacia's counterclaim commenced on June 15, 1998 before a panel of the American Arbitration Association. Testimony concluded on June 24, 1998, at which time the panel heard argument and scheduled post-hearing briefings. Both sides submitted their post-hearing briefs on July 17, 1998. The panel has not yet closed the hearing proceedings and still has the option to request more evidence or argument. Once the proceedings are closed, a decision is expected within 30 days of that date.

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

GENERAL

     Cygnus is engaged in the development and manufacture of diagnostic and drug delivery systems, utilizing proprietary technologies to satisfy unmet medical needs cost-effectively. The Company's current efforts are primarily focused on two core areas: a painless, bloodless and automatic glucose monitoring device (the GlucoWatch-Registered Trademark- system) and transdermal drug delivery systems.

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

     In 1996, the Company entered into a collaboration with Becton Dickinson & Company ("Becton Dickinson") for the commercialization of the GlucoWatch monitor, a continuous automatic and bloodless glucose monitoring system which painlessly extracts and measures glucose levels for people with diabetes. Under the Becton Dickinson agreement, the Company had granted Becton Dickinson exclusive worldwide marketing and distribution rights, with the exception of Japan and Korea. The agreement was amended in June 1997 to grant Becton Dickinson worldwide marketing rights, with the exception of Japan and Korea, for the Company's second generation glucose monitor. On March 31, 1998, the Company announced that it had terminated its agreement with Becton Dickinson. Consequently, the Company will not receive any future milestone payments under the Becton Dickinson agreement and will not be obligated to share future revenue, if any, associated with commercialization of the GlucoWatch monitor. The Company is currently evaluating alternative distribution approaches for the GlucoWatch monitor, as well as developing its own sales and marketing capabilities to self-fund sales and marketing activities related to commercialization of the GlucoWatch monitor. There can be no assurance that the Company will be able to enter into new collaborative arrangements. In addition, any increase in Company-sponsored sales and marketing activities will have an immediate adverse effect on the Company's results of operations.

     In July 1998, the Company was notified by American Home Products Corporation (AHP), the licensee for two of the Company's transdermal hormone replacement products, that AHP wanted to discuss the status of their agreement with the Company. Meetings are scheduled to determine what impact these discussions may have on the relationship between the parties.

     For the Company to remain competitive, it will need to develop, in-license or acquire new diagnostic and drug delivery products. Furthermore, the Company's ability to develop and commercialize products in the future will depend, in part, on its ability to enter into collaborative arrangements with additional licensees on favorable terms. There can be no assurance that the Company will be able to enter into new collaborative arrangements on such terms, if at all.

     The Company's results of operations vary significantly from year to year and depend on, among other factors, the signing of new product development agreements and the timing of recognizing payment amounts specified thereunder, the timing of recognizing license or distribution fees and cost reimbursement payments made by pharmaceutical licensees, the demand for its Nicotrol product, the demand for and shipments of its FemPatch product, and the costs associated with its manufacture. Up front and interim milestone payments from contracts are generally earned and recognized based on the percentage of actual efforts expended compared to total expected efforts during the development period for each contract. However, contract revenues are not always aligned with the timing of related expenses. To date, research and development expenses have generally exceeded contract revenue in any particular period and the Company expects the same situation to continue for the next few years. In addition, the level of revenues in any given period is not necessarily indicative of expected revenues in future periods. The Company has incurred net losses each year since its inception and does not believe it will achieve profitability

CYGNUS, INC.
June 30, 1998

in 1998. At June 30, 1998, the Company's accumulated deficit and net capital deficiency were approximately $151.9 million and $15.2 million, respectively.

RESULTS OF OPERATIONS:

COMPARISON FOR THE QUARTERS ENDED JUNE 30, 1998 AND 1997

     PRODUCT REVENUES for the quarter ended June 30, 1998 were $0.1 million, compared to $0.0 million for the quarter ended June 30, 1997. Product revenues were $0.6 million for the six months ended June 30, 1998 compared to $1.7 million for the six months ended June 30, 1997. Product revenue for the quarter and six months ended June 30, 1998 resulted from the shipments of the FemPatch system, the Company's second commercialized product. The FemPatch system is a low-dose, 7-day estrogen replacement transdermal patch for the treatment of menopausal symptoms. Sanofi, the Company's worldwide licensee, has sublicensed U.S. marketing rights to Warner-Lambert. The Company expects a decrease in product revenue related to FemPatch system production in the second half of 1998 due to an anticipated reduction in FemPatch system shipments. The reduction in total product revenue for the six months ended June 30, 1998 resulted from the discontinuation of Nicotrol patch manufacturing in the first quarter of 1997.

     In May 1997 Cygnus reported it had initiated arbitration proceedings against Pharmacia & Upjohn ("Pharmacia") relating to the Nicotrol patch, Cygnus' smoking cessation product. In March of 1997, Cygnus announced that Pharmacia exercised its option to purchase the United States manufacturing rights of the Nicotrol patch. The agreement between Cygnus and Pharmacia provided that Pharmacia would be obligated to pay Cygnus for, among other things, existing inventory costs and for certain purchase order commitments. Pharmacia disputes their obligations regarding certain of the inventory costs and certain purchase order commitments. The arbitration is intended to resolve these matters. In March 1998, Pharmacia added a counterclaim against Cygnus in the arbitration, seeking approximately $1.5 million in reimbursement for an alleged overpayment in royalties for Nicotrol units shipped in 1996 and 1997. Cygnus disputes this counterclaim (see Item 1, Note 6, "Legal Proceedings").

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

     CONTRACT REVENUES for the quarter ended June 30, 1998 were $2.6 million compared to the $4.1 million for the quarter ended June 30, 1997 and were $5.4 million for the six months ended June 30, 1998 compared to $7.5 million for the six months ended June 30, 1997. Contract revenues primarily reflect labor and material cost reimbursements associated with certain transdermal delivery systems and the amortization of milestone payments relating to certain transdermal delivery systems and the glucose monitoring device. The decrease in contract revenues for the quarter and six months ended June 30, 1998 is primarily due to a payment of $1.0 million received from Pharmacia & Upjohn for the exercise of its option to purchase the manufacturing rights for the Nicotrol patch in the second quarter of 1997 and a reduction in clinical billings related to one of the Company's hormone replacement products.

CYGNUS, INC.
June 30, 1998

     As a result of the Company's termination of its agreement with Becton Dickinson, as mentioned above, the Company will not receive any future milestone payments under the Becton Dickinson agreement and will not be obligated to share future revenue, if any, associated with commercialization of the GlucoWatch monitor. Of the $5.4 million in contract revenue recognized during the six months ended June 30, 1998, $0.2 million related to the amortization of previously capitalized Becton Dickinson milestone payments and was recognized in the quarter ended March 31, 1998. No related amounts remain to be amortized in the future periods.

     In July 1996, the Company entered into an agreement with Tokyo-based Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi") for the marketing and distribution of the GlucoWatch monitor. Under the terms of this agreement, Yamanouchi has exclusive marketing and distribution rights in Japan and Korea. Cygnus will have primary responsibility for completing product development and for manufacturing. In the third quarter of 1996, Cygnus received an up-front, non-refundable payment from Yamanouchi and is eligible to receive milestone payments as well as a percentage of the product's future commercial sales. In July 1996, the Company also entered into a development and marketing agreement with Yamanouchi for a 7-day transdermal product to deliver a proprietary Yamanouchi compound. Under the terms of the agreement, Cygnus will receive funding for the development of the transdermal product and will have exclusive rights to manufacture and supply Yamanouchi with the product and Yamanouchi will have exclusive worldwide marketing rights to the product.

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

     ROYALTY AND OTHER REVENUES for the quarter ended June 30, 1998 were $0.2 million compared to $4.2 million for the quarter ended June 30, 1997 and were $0.4 million for the six months ended June 30, 1998 compared to $8.4 million for the six months ended June 30, 1997. The net decrease in royalty and other revenues for the quarter and six months ended June 30, 1998 compared to the quarter and six months ended June 30, 1997 is primarily due to the 1996 launch in the United States of the non-prescription Nicotrol product. The quarter and six months ended June 30, 1997 included the recognition of previously deferred royalty payments associated with this launch, whereas no such amortization was included in the quarter and six months ended June 30, 1998.

     Royalty revenue will fluctuate from period to period since it is primarily based upon sales by the Company's licensees. The level of royalty income for a product also depends on various

CYGNUS, INC.
June 30, 1998

external factors, including the size of the market for the product, product pricing levels and the ability of the Company's licensee to market the product. Therefore, the level of royalty revenue for any given period is not indicative of the expected royalty revenue for future periods.

     COSTS OF PRODUCTS SOLD for the quarter ended June 30, 1998 were $0.9 million compared to $1.6 million for the quarter ended June 30, 1997 and were $2.0 million for the six months ended June 30, 1998 compared to $4.0 million for the six months ended June 30, 1997. Costs of products sold primarily include direct and indirect production, facility and personnel costs required to meet future anticipated production levels. The decrease in costs of products sold for the quarter and six months ended June 30, 1998 largely reflects the reduction of direct expenses related to Nicotrol patch production as a result of Pharmacia exercising its option to purchase the manufacturing rights of the Nicotrol patch. Cost of products sold for the quarter and six months ended June 30, 1998 include shipments of the FemPatch system, the Company's second commercialized product. The Company experienced negative product margins for the quarter and six months ended June 30, 1998 and June 30, 1997 due to low production volumes which prevented the Company from absorbing all of its fixed manufacturing costs.

     RESEARCH AND DEVELOPMENT EXPENSES for the quarter ended June 30, 1998 were $8.7 million compared to $5.1 million for the quarter ended June 30, 1997 and were $14.8 million for the six months ended June 30, 1998 compared to $11.0 million for the six months ended June 30, 1997. The increase in research and development expenses for the quarter and six months ended June 30, 1998 is due primarily to the Company's accelerated level of clinical activities associated with the GlucoWatch system. Research and development and clinical activities primarily include the glucose monitoring development program, the support of the Company's hormone replacement therapy products (one of which, the FemPatch system, was launched in September 1997 and two of which are in clinical trials) and a contraception product. Cygnus anticipates that the development of new products, continued research of new technologies and preparation for regulatory filings and clinical trials will result in an increase in its overall research and development expenses.

     MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES for the quarter ended June 30, 1998 were $2.8 million compared to $2.2 million for the quarter ended June 30, 1997 and were $4.7 million for the six months ended June 30, 1998 compared to $3.9 million for the six months ended June 30, 1997. While current levels are slightly higher than the prior year, Cygnus anticipates that marketing, general and administrative expenses will increase in the future as the Company expands its operations.

     INTEREST INCOME/(LOSS), NET OF INTEREST AND OTHER EXPENSE for the quarter ended June 30, 1998 were $(0.1) million compared to $0.3 million for the quarter ended June 30, 1997 and were $(0.1) million for the six months ended June 30, 1998 compared to $0.6 million for the six months ended June 30, 1997. The decrease for the quarter and six months ended June 30, 1998 is due primarily to higher interest expense associated with the Company's issuance of the convertible debt, the amortization of the financing fees related to this debt and the interest related to the additional long-term debt incurred in the second quarter of 1998.

CYGNUS, INC.
June 30, 1998

LIQUIDITY AND CAPITAL RESOURCES

     Through December 1997, the Company received net proceeds of approximately $82.1 million from public offerings of its Common Stock. In February 1998, the Company received net proceeds of approximately $13.3 million (net of issuance costs of approximately $0.5 million) from a direct public offering of its Common Stock.

     Through 1997, the Company financed approximately $9.7 million of manufacturing and research equipment under capital loan and lease arrangements. In the second quarter of 1998, the Company entered into a new loan agreement for $1.4 million to finance additional capital equipment. Borrowings under this agreement are secured by specific Company assets.

     In April of 1998, the Company consolidated its two outstanding bank loans into an expanded credit facility with the same bank. An additional $4.7 million was advanced, increasing the total outstanding under the new agreement to $10.0 million. This balance will be repaid through October of 2001, with monthly interest-only payments through October 1998, and monthly principal and interest installments thereafter. As of June 30, 1998 there is $10.0 million outstanding under this agreement.

In February 1998, the Company entered into Note Purchase Agreements with certain institutional investors to issue and sell approximately $43 million of 4% Senior Subordinated Convertible Notes due 2005 (the "Notes"). The Notes were sold at par, mature on February 1, 2005 and bear interest at a rate of 4% per annum. The Notes are convertible into Common Stock of the Company at a conversion price equal to the average of the two lowest trade prices of the Common Stock as reported on the Nasdaq National Market for a specified number of trading days immediately preceding the conversion date until February 1, 2000. The conversion price will be subject to maximum conversion prices, until February 1, 2000, and minimum conversion prices until February 1, 1999. Commencing February 1, 2000, the conversion price of the Notes will be set at a fixed price equal to the greater of $150.00 per share and 150% of the market price of the Common Stock for 20 trading days preceding such date. After deducting the debt issuance costs, the Company received approximately $40.4 million (see Note 5, "Debt and Equity issuances" in the Notes to the Condensed Consolidated Financial Statements).

     Net cash used in operating activities for the six months ended June 30, 1998 was $26.0 million, compared with net cash used of $3.6 million for the six months ended June 30, 1997. Cash used in operating activities during the six months ended June 30, 1998 was primarily due to a $14.0 million cash payment made in January 1998 to Sanofi under the terms of the settlement mentioned above, and the Company's net loss of $15.2 million, offset by an increase in accounts payable and other accrued liabilities of $1.8 million and a decrease in accounts receivable of $1.0 million. Cash used in operating activities during the period ended June 30, 1997 was primarily due to a decrease in deferred revenue of $8.7 million and an increase in notes receivable, prepaid expenses and other current assets of $1.4 million, offset by a decrease in accounts receivable of $6.6 million.

     In addition to the cash received from the public offerings, equipment lease and short-term working capital financing, the Company has been financing its operations primarily through revenues and interest income.

CYGNUS, INC.
June 30, 1998

     The current level of cash used in operating activities is not necessarily indicative of the level of future cash usage. As a result of increased expenditures for the development of new products, preparation for regulatory filings and clinical trials and the expected reduction in product revenues, the Company anticipates an increase in cash usage for 1998 and future operating activities.

     Net cash used in investing activities of $27.0 million for the six months ended June 30, 1998 resulted primarily from net purchases of short-term investments of $24.7 million and capital expenditures of $2.3 million. Net cash used in investing activities of $9.8 million for the six months ended June 30, 1997 resulted primarily from net purchases of short-term investments of $7.8 million and capital expenditures of $1.9 million.

     Net cash provided by financing activities of $58.8 million for the six months ended June 30, 1998 includes, as mentioned above, net proceeds of $40.4 million and $13.3 million from the Company's February 1998 issuance of Senior Subordinated Convertible Notes and from a direct public offering of its Common Stock, respectively, additional stock proceeds of $0.7 million and $6.1 million from the issuance of long-term debt, offset by long-term debt and capital lease repayments of $1.4 million and $0.3 million, respectively. Net cash used in financing activities of $0.6 million for the six months ended June 30, 1997 includes $1.3 million of common stock issuance proceeds offset by $1.9 million in long-term debt and capital lease repayments.

     The Company's long-term capital expenditure requirements will depend upon numerous factors, including: the progress of the Company's research and development programs; the time required to obtain regulatory approvals; the resources that the Company devotes to the development of self-funded products, proprietary manufacturing methods and advanced technologies; the ability of the Company to obtain additional licensing arrangements and to manufacture products under those arrangements; the additional expenditures to support the manufacture of new products if and when approved; and possible acquisitions of products, technologies and companies. As the Company evaluates the progress of its development projects, in particular the GlucoWatch system and hormone replacement products, its commercialization plans and the lead time to set up manufacturing capabilities, Cygnus may commence long-term planning for another manufacturing site. Nevertheless, the Company believes that such long-term planning will not result in any material impact on cash flows and liquidity for 1998.

     Based upon current expectations for operating losses, arbitration settlement payments, and projected short-term capital expenditures, the Company believes that its existing cash, cash equivalents and short-term investments of $65.3 million as of June 30, 1998, when coupled with cash from revenues and earnings from investments, will be sufficient to meet its operating expenses and capital expenditure requirements at least through June 30, 1999. However, there can be no assurance that the Company will not require additional financing, depending upon future business strategies, results of clinical trials and management decisions to accelerate certain research and development programs and other factors.

CYGNUS, INC.
June 30, 1998

                         PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On June 30, 1994, Sanofi filed a request for arbitration against Cygnus with the International Court of Arbitration. In its request for arbitration, Sanofi alleged that Cygnus breached its existing contract with Sanofi by, among other things, entering into a product development agreement with another company for the development of transdermal systems in the field of hormone replacement therapy (which agreements pertain to each of the Company's hormone replacement products other than the FemPatch system). Sanofi, in the original filing, sought to recover from Cygnus in excess of $60.0 million for damages attributable to the alleged breach. International Chambers of Commerce (the "Tribunal") announced an interim award in the arbitration proceedings in October 1996. The Tribunal found that two transdermal products for hormone replacement therapy licensed by Cygnus to another company fall within the scope of an exclusive license previously granted to Sanofi.

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

     In May 1997 Cygnus reported it had initiated arbitration proceedings against Pharmacia & Upjohn ("Pharmacia") relating to the Nicotrol patch, Cygnus' smoking cessation product. In March of 1997, Cygnus announced that Pharmacia exercised its option to purchase the U.S. manufacturing rights for the Nicotrol patch. The agreement between Cygnus and Pharmacia provided that Pharmacia would be obligated to pay Cygnus for, among other things, existing inventory costs and for certain purchase order commitments. Pharmacia disputes their obligations regarding certain of the inventory costs and certain purchase order commitments. The arbitration is intended to resolve these matters. In March 1998, Pharmacia added a counterclaim against Cygnus in the arbitration, seeking approximately $1.5 million in reimbursement for an alleged overpayment in royalties for Nicotrol units shipped in 1996 and 1997. Cygnus disputes this counterclaim. The arbitration hearing on both Cygnus' claim and Pharmacia's counterclaim commenced on June 15, 1998 before a panel of the American Arbitration Association. Testimony concluded on June 24, 1998, at which time the panel heard argument and scheduled post-hearing briefings. Both sides submitted their post-hearing briefs on July 17, 1998. The panel has not yet closed the hearing proceedings and still has the option to request more evidence or argument. Once the proceedings are closed, a decision is expected within 30 days of that date.

CYGNUS, INC.
June 30, 1998

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 12, 1998 the Annual Meeting of Stockholders was held. The following Directors were re-elected at this meeting:

     Frank T. Cary                 Andre F. Marion
     Gary W. Cleary                Richard G. Rogers
     Gregory B. Lawless            Walter B. Wriston

Other matters voted upon:


                                                      Votes
                                  ----------------------------------------------
                                                                        Broker
                                  Affirmative   Negative    Abstain    Non-Votes
                                  -----------   --------    -------    ---------
To approve an amendment to
the Certificate of
Incorporation to increase the     15,666,473     633,381     60,664       3,275
number of shares of Common
Stock authorized for issuance
thereunder by an additional
10,000,000 shares.

To approve an amendment to
the 1994 Stock Option/Award
Plan to increase the number        7,087,396   2,877,475    190,258   6,208,664
of shares of Common Stock
authorized for issuance over
the term of the Plan by
2,000,000 shares.

To approve an amendment to
the 1991 Employee Stock
Purchase Plan to increase the      9,472,318     499,139    183,662   6,208,674
number of shares of Common
Stock authorized for issuance
over the term of the Plan by
350,000 shares.

To re-appoint Ernst & Young
LLP to serve as the Company's     16,275,769      48,455     39,569           0
independent auditors.

CYGNUS, INC.
June 30, 1998

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)   EXHIBITS

     The following exhibits are filed herewith or incorporated by reference:

     27.  Financial Data Schedule

b)   REPORTS ON FORM 8-K

     The Company did not file any Reports on Form 8-K during the quarter ended June 30, 1998.

CYGNUS, INC.
June 30, 1998
                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CYGNUS, INC.



Date:          August 3, 1998           By:     /s/ John C. Hodgman
      ---------------------------          ----------------------------------
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