Form 10-Q
period 1998-09-30
CYGNUS INC /DE/
filed 1998-11-16
CIK 870755

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

  X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-----     Exchange Act of 1934
          For the quarterly period ended SEPTEMBER  30, 1998
                                         --------------------
                                      or

          Transition Report Pursuant to Section 13 or 15(d) of the Securities
-----     Exchange Act of 1934
          For the Transition Period from         to
                                         -------   ------


                        COMMISSION FILE NUMBER 0-18962


                                 CYGNUS, INC.
            (Exact  name of registrant as specified in its charter)


          DELAWARE                                    94-2978092
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


           400 PENOBSCOT DRIVE, REDWOOD CITY, CALIFORNIA 94063-4719
             (Address of principal executive offices and zip code)



Registrant's telephone number, including area code: (650) 369-4300
                                                   ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
   ------    -----

Number of shares outstanding of each of the registrant's classes of common stock as of NOVEMBER 9, 1998:

Common Stock -  20,592,613  shares

                                   CYGNUS, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION                                                     PAGE NO.
                                                                                  --------
 Item 1: Financial Statements


         Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 1998 and 1997 (unaudited).......................2

         Condensed Consolidated Balance Sheets at September 30,1998 (unaudited) and
           December 31, 1997...........................................................3

         Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1998 and 1997 (unaudited)...............................4

         Notes to Condensed Consolidated Financial Statements (unaudited)..............5


 Item 2: Management's Discussion and Analysis of Financial Condition and
           Results of Operations.......................................................9



PART II. OTHER INFORMATION


 Item 1: Legal Proceedings...........................................................32


 Item 6: Exhibits and Reports on Form 8-K............................................33



SIGNATURES...........................................................................34


                         PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                                 CYGNUS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                     (In thousands, except per share data)


                                                           Three months ended            Nine months ended
                                                              September 30,                 September 30,

                                                           1998           1997           1998           1997
                                                         --------       --------         ------       --------
Product revenues                                         $     --       $  1,770         $  587       $  3,470
Contract revenues                                           2,463          3,528          7,822         10,984
Royalty and other revenues                                    319            139            714          8,516
                                                         --------       --------         ------       --------

  TOTAL REVENUES                                            2,782          5,437          9,123         22,970

Costs and expenses:
 Costs of products sold                                       741          3,062          2,701          7,071
 Research and development                                   7,859          5,381         22,665         16,353
 Marketing, general and administrative                      3,634          2,240          8,350          6,103
 Arbitration settlement                                        --         39,633             --         39,633
                                                         --------       --------       --------       --------

  TOTAL COSTS AND EXPENSES                                 12,234         50,316         33,716         69,160

LOSS FROM OPERATIONS                                       (9,452)       (44,879)       (24,593)       (46,190)

Interest income (expense), net                               (171)           272           (227)           910
                                                         --------       --------       --------       --------
NET LOSS                                                 $ (9,623)      $(44,607)      $(24,820)      $(45,280)
                                                         --------       --------       --------       --------
                                                         --------       --------       --------       --------

NET LOSS PER SHARE                                       $  (0.48)      $  (2.36)      $  (1.23)      $  (2.41)

                                                         --------       --------       --------       --------
                                                         --------       --------       --------       --------
Shares used in computation of basic and
  diluted net loss per share                               20,241         18,879         20,107        18,818
                                                         --------       --------       --------       --------
                                                         --------       --------       --------       --------

(See accompanying notes.)

                                 CYGNUS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)


ASSETS:                                                SEPTEMBER 30,   December 31,
-------                                                    1998            1997
                                                       -------------   ------------
                                                        (unaudited)
 Current assets:
  Cash and cash equivalents                              $  18,708      $  20,669
  Short-term investments                                    36,539         14,163
  Trade accounts receivable, net of allowance                1,313          2,040
  Inventories                                                  770            924
  Prepaid expenses and other current assets                  1,049          1,988
                                                         ---------      ---------
         TOTAL CURRENT ASSETS                               58,379         39,784

 Equipment and improvements, at cost                        18,766         15,741
 Less accumulated depreciation and amortization            (12,618)       (11,145)
                                                         ---------      ---------
 Net equipment and improvements                              6,148          4,596

Deferred compensation and other assets                       7,440          4,897
                                                         ---------      ---------
         TOTAL ASSETS                                    $  71,967      $  49,277
                                                         ---------      ---------
                                                         ---------      ---------
 LIABILITIES AND STOCKHOLDERS' EQUITY
          (NET CAPITAL DEFICIENCY):

 Current liabilities:
  Accounts payable                                        $  1,278       $  1,294
  Current portion of arbitration obligation                  2,352         16,223
  Accrued compensation                                       3,465          3,298
  Accrued professional services                              1,057            842
  Other accrued liabilities                                  1,971          1,263
  Customer advances                                            232            624
  Current portion of deferred revenue                        1,207          1,846
  Current portion of long term debt                          2,762          3,767
  Current portion of capital lease obligations                 338            686
                                                         ---------      ---------
        TOTAL CURRENT LIABILITIES                           14,662         29,843

 Long-term portion of deferred revenue                         237          1,188
 Long-term debt, non-current portion                         9,330          3,812
 Long-term  portion of capital lease obligations               787            390
 Long-term  portion of arbitration obligations              23,000         23,000
 Deferred compensation and other long-term liabilities       5,331          4,844
 Convertible subordinated debt                              43,000             --

 Stockholders' equity (net capital deficiency):
   Common stock                                            136,921        122,728
   Accumulated deficit                                    (161,301)      (136,528)
                                                         ---------      ---------

    TOTAL STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)  (24,380)       (13,800)
                                                         ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
          (NET CAPITAL DEFICENCY)                       $  71,967      $  49,277
                                                         ---------      ---------
                                                         ---------      ---------


Note: The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

(See accompanying notes.)

                                 CYGNUS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase/(Decrease) in Cash and Cash Equivalents
                                  (unaudited)
                                (In thousands)

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                           1998           1997
                                                                     --------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            $  (24,820)    $    (45,280)
   Adjustments to reconcile net loss to cash
    (used in)/provided by operating activities:
      Depreciation and amortization                                         1,391            3,108
      Decrease/(increase) in assets                                         1,726            3,812
      Increase/(decrease) in liabilities                                     (421)         (11,861)
      Increase/(decrease) in arbitration liability                        (13,871)           39,633
                                                                     --------------  ---------------
               NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES        (35,995)         (10,588)
                                                                     --------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                    (2,590)          (2,588)
   Decrease/(increase) in short-term investments                          (22,057)          (5,048)
                                                                     --------------  ---------------
               NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES        (24,647)          (7,636)
                                                                     --------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                                                 14,193           4,273
   Principal payments of long-term debt                                    (1,598)          (1,813)
   Payment of capital lease obligations                                      (375)          (1,042)
   Issuance of convertible subordinated debt, net                           40,351              --
   Issuance of long-term debt, net                                           6,110           1,331
                                                                     --------------  ---------------
               NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES          58,681           2,749
                                                                     --------------  ---------------

NET INCREASE /(DECREASE) IN CASH AND CASH EQUIVALENTS                       (1,961)        (15,475)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            20,669          33,148
                                                                     --------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $    18,708      $   17,673
                                                                     --------------  ---------------
                                                                     --------------  ---------------

(See accompanying notes.)

CYGNUS, INC.
September 30, 1998

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

   The condensed consolidated financial statements of Cygnus, Inc. (the "Company" or "Cygnus") as of and for the nine month periods ended September 30, 1998 and 1997 included herein are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the management of Cygnus, Inc. believes necessary for a fair presentation of the financial position as of the reported dates and the results of operations for the respective periods presented. Interim financial results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 1997 included in the Company's 1997 Annual Report on Form 10-K.

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

3. COMPREHENSIVE INCOME (LOSS)

   As of January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net loss or shareholders' equity. Comprehensive income (loss) has not been presented separately herein as it approximates the Company's net loss.

CYGNUS, INC.
September 30, 1998

4. INVENTORIES

   Inventories are stated at the lower of cost (first-in, first-out method) or market, after appropriate consideration has been given to obsolescence and inventories in excess of anticipated future demand. Net inventories consist of the following (in thousands):


                                                 SEPTEMBER 30,   December 31,
                                                     1998           1997
                                                -------------   -------------
     Raw materials                                  $  770         $  787
     Work in process                                     0             86
     Finished goods                                      0             51
                                                   -------        -------
                                                    $  770         $  924
                                                   -------        -------
                                                   -------        -------

     Inventories at September 30, 1998 and December 31, 1997 relate to the Company's estradiol transdermal product, the FemPatch -Registered
Trademark-system (Warner-Lambert Co., Morris Plains, NJ).

5. DEBT AND EQUITY ISSUANCES

     In February 1998, the Company entered into Note Purchase Agreements with certain institutional investors to issue and sell approximately $43 million of 4% Senior Subordinated Convertible Notes due 2005 (the "Notes"). On October 28, 1998, the Company restructured the Notes. Key provisions in the restructured Notes include the repayment of $18.5 million in principal reducing the principal balance from $43 million to $24.5 million, a delay in the convertibility of the majority of the Notes to June 30, 1999, modification of conversion prices of the Notes, the ability of the Company to redeem at par at any time all or part of the new principal amount of the Notes, an increase in the interest rate to 5.5% paid annually on the new principal balance, and the change in the final maturity of the Notes to October 1, 2000.

     On October 28, 1998 Cygnus redeemed $18.5 million of the original principal amount of the Notes. Under the terms of the restructured Notes, all of the remaining $24.5 million principal amount of the Notes are redeemable by the Company at par with accrued interest. In addition, $18.5 million of the Notes will not be convertible into Common Stock by the Note holders until June 30, 1999 and after, effectively a five-month delay from the original terms of the Note. The restructured Notes are divided into three tranches. The first tranche has an original principal amount of $6 million and is convertible in whole or in part into Common Stock at any time, at $3.5375 until June 30, 1999, subject to a potential upward adjustment on February 1, 1999, based on certain market formulas. On and after July 1, 1999, the conversion price will be based on other market based pricing formulas. The second tranche also has an original principal amount of $6 million but cannot be converted into Common Stock until June 30, 1999, at which time the second tranche becomes convertible in whole or in part at a price of the average of closing bid prices using a fifteen trading day look-back from February 1, 1999. The third tranche of the restructured Notes has an original principal amount of $12.5 million and cannot be converted into Common Stock until on or after July 1, 1999.

CYGNUS, INC.
September 30, 1998

Beginning July 1, 1999, no more than 15% of the second and third tranches may be converted per calendar month, at conversion prices which reflect certain market formulas. Such formulas include components based on various averages of closing bid prices and low trading prices during fifteen or ten, as the case may be, trading day look-back periods from various dates. Any portions of the 15% monthly amounts of the second and third tranches that are not converted in the relevant month may be rolled over for conversion in future months. If the Company calls the second tranche of Notes ($6 million) for redemption before February 1, 1999, the Note holders will be entitled to convert not more than 50% of such Notes called before the redemption occurs. If the Company calls the third tranche of Notes ($12.5 million) for redemption before July 1, 1999, the Note holders will not be entitled to convert any portion of such tranche so called. The Note holders will otherwise be entitled to convert Notes called for redemption before the redemption occurs, at conversion prices based on market formulas, which, in the case of Notes that would otherwise be convertible in the absence of such redemption, are the same that would be applicable to such conversion.

     The restructured Notes contain a beneficial conversion feature related to the first tranche which will result in a non-cash charge to interest expense of $4.2 million on the date of the restructuring . Additional debt restructuring costs of $1.4 million (including a $1.0 million write-off relating to prior debt issuance costs associated with the $18.5 million debt paid down) will be charged to interest expense. The Company will record total charges related to the restructuring of the Notes of $5.6 million in the quarter ended December 31, 1998.

     On February 4, 1998, the Company completed a direct public offering of 905,740 shares of its Common Stock for net proceeds to the Company of approximately $13.3 million. The Common Stock was sold at a discount from the market price.

CYGNUS, INC.
September 30, 1998

6. LEGAL PROCEEDINGS

     In May 1997 Cygnus reported it had initiated arbitration proceedings against Pharmacia & Upjohn ("Pharmacia") relating to the Nicotrol-Registered-patch (Pharmacia AB, Stockholm, Sweden), Cygnus' smoking cessation patch. In March of 1997, Cygnus announced that Pharmacia exercised its option to purchase the U.S. manufacturing rights for the Nicotrol patch. The agreement between Cygnus and Pharmacia provided that Pharmacia would be obligated to pay Cygnus for, among other things, existing inventory costs and certain purchase order commitments. Pharmacia disputes their obligations regarding certain of the inventory costs and certain purchase order commitments. The arbitration is intended to resolve these matters. In March 1998, Pharmacia added a counterclaim against Cygnus in the arbitration, seeking approximately $1.5 million in reimbursement for an alleged overpayment in royalties for Nicotrol units shipped in 1996 and 1997. Cygnus disputes this counterclaim. The arbitration hearing on both Cygnus' claim and Pharmacia's counterclaim commenced on June 15, 1998 before a panel of the American Arbitration Association. Testimony concluded on June 24, 1998, at which time the panel heard argument and scheduled post-hearing briefings. Both sides submitted their post-hearing briefs on July 17, 1998. The panel has not yet closed the hearing proceedings and still has the option to request more evidence or argument. Once the proceedings are closed, a decision is expected within 30 days of that date. See the Company's quarterly reports on Form 10-Q for the quarter ended March 31, 1998 and June 30, 1998, filed with the Securities and Exchange Commission ("SEC") on May 15, 1998 and August 4, 1998, respectively, and the Company's annual report on Form 10-K for the year ended December 31, 1997, filed with the SEC on February 6, 1998.

CYGNUS, INC.
September 30, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING BUT NOT LIMITED TO THOSE SPECIFICALLY IDENTIFIED AS SUCH, THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-Q THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT, INCLUDING WITHOUT LIMITATION STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ON FORM 10-Q ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN THE "RISK FACTORS" BEGINNING ON PAGE 16 AND ELSEWHERE IN THIS REPORT ON FORM 10-Q.

GENERAL

     Cygnus is engaged in the development and manufacture of diagnostic and drug delivery systems, utilizing proprietary technologies to satisfy unmet medical needs cost-effectively. The Company's current efforts are primarily focused on two core areas: a continuous and automatic glucose monitoring device (the GlucoWatch-Registered- system) and transdermal drug delivery systems.

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

     In 1996, the Company entered into a collaboration with Becton Dickinson & Company ("Becton Dickinson") for the commercialization of the GlucoWatch monitor, a continuous and automatic glucose monitoring system that painlessly extracts and measures glucose levels for people with diabetes. Under the Becton Dickinson agreement, the Company had granted Becton Dickinson exclusive worldwide marketing and distribution rights, with the exception of Japan and Korea. The agreement was amended in June 1997 to grant Becton Dickinson worldwide marketing rights, with the exception of Japan and Korea, for the Company's second generation glucose monitor. On March 31, 1998, the Company announced that the agreement it had with Becton Dickinson had been terminated. Consequently, the Company will not receive any future milestone payments under the Becton Dickinson agreement and will not be obligated to share future revenue, if any, associated with commercialization of the GlucoWatch monitor. The Company is currently involved in discussions with other companies with regard to the collaboration for the sales and distribution of the GlucoWatch monitor in the United States and Europe. There can be no assurance that the Company will be able to enter into new collaborative arrangements.

     In July 1998, the Company was notified by American Home Products Corporation (AHP), the licensee for two of the Company's transdermal hormone replacement products, that AHP

CYGNUS, INC.
September 30, 1998

wanted to discuss the status of its agreement with the Company. Cygnus was notified by AHP that it intended to exercise its right under the agreement to seek a sublicensee for these products and is now actively involved in doing so. AHP and Cygnus have negotiated an amendment to the agreement that provides Cygnus immediate ownership of the regulatory filing packages for the two products and the right to co-promote the two products as well. The amendment also provides that if AHP is unable to sign an agreement with a sublicensee within six months, the rights to the two products will revert to Cygnus and AHP will be obligated to continue development activities for the two products for an additional six months. There can be no assurance that AHP will find a sublicensee. Furthermore, if AHP is unsuccessful in finding a sublicensee, it is uncertain what course of action the Company will take with regard to these two products, although it is expected the Company will seek a new collaboration for the distribution and marketing of the products.

     The Company received notification from Warner-Lambert and Sanofi that Warner-Lambert was terminating its FemPatch system agreement with Sanofi. Pursuant to the Company's agreement with Warner-Lambert, the termination of the agreement between Warner- Lambert and Sanofi also terminates the supply agreement between the Company and Warner- Lambert. The effective date of termination was November 7, 1998. As a result of this termination the Company does not expect any future revenues from Warner-Lambert related to the FemPatch system. The Company and Sanofi are currently discussing potential alternative marketing arrangements for the FemPatch system. However, there can be no assurance that the Company will be successful in these discussions or in its efforts to establish alternative marketing arrangements for the FemPatch system.

     The Company's results of operations vary significantly from year to year and depend on, among other factors, the signing of new product development agreements and the timing of recognizing payment amounts specified thereunder, the timing of recognizing license or distribution fees and cost reimbursement payments made by pharmaceutical licensees, and the demand for the Nicotrol patch. Up-front and interim milestone payments from contracts are generally earned and recognized based on the percentage of actual efforts expended compared to total expected efforts during the development period for each contract. However, contract revenues are not always aligned with the timing of related expenses. To date, research and development expenses have generally exceeded contract revenue in any particular period and the Company expects the same situation to continue for the next few years. In addition, the level of revenues in any given period is not necessarily indicative of expected revenues in future periods. The Company has incurred net losses each year since its inception and does not believe it will achieve profitability in 1998. At September 30, 1998, the Company's accumulated deficit and net capital deficiency were approximately $161.3 million and $24.4 million, respectively.

RESULTS OF OPERATIONS:

COMPARISON FOR THE QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997

     PRODUCT REVENUES for the quarter ended September 30, 1998 were $0.0 million, compared to $1.8 million for the quarter ended September 30, 1997. Product revenues were $0.6 million for the nine months ended September 30, 1998 compared to $3.5 million for the nine months ended September 30, 1997. Product revenue for the nine months ended September 30, 1998 resulted from the shipments of the FemPatch system. Product revenues for the comparable 1997 period resulted from shipments of the FemPatch system and the Nicotrol patch. As a result of the termination of the agreement between Warner-Lambert and Sanofi and the supply agreement between the Company and Warner-Lambert in November 1998, the Company does not expect any further product revenue related to the FemPatch system. The reduction in total product revenue for the nine months ended September 30, 1998 resulted primarily from reduced shipments of the FemPatch system in the second half of 1998 and from the discontinuation of Nicotrol patch manufacturing in the first quarter of 1997. Included in third quarter 1997 product revenue were the initial shipments of FemPatch systems.

     Due to the discontinuation of Nicotrol patch manufacturing and the termination of the FemPatch system, the Company does not expect any further product revenues until new products are commercialized. The Company does, however, expect to continue to receive royalty revenues from the manufacture and sale of the Nicotrol Patch by the Company's licensee. There can be no assurance that the Company will be successful in its efforts to commercialize any future products.

     Due to the above factors and the uncertainty regarding when and if additional products will obtain approval from the FDA and when and if licensees will sell and market such products, the Company believes that the level of product revenues experienced to date is not indicative of future results and may fluctuate from period to period.

     CONTRACT REVENUES for the quarter ended September 30, 1998 were $2.5 million compared to $3.5 million for the quarter ended September 30, 1997 and were $7.8 million for the nine months ended September 30, 1998 compared to $11.0 million for the nine months ended September 30, 1997. Contract revenues primarily reflect labor and material cost reimbursements associated with the development of certain transdermal delivery systems and the amortization of milestone payments relating to certain transdermal delivery systems and the glucose monitoring device. The decrease in contract revenues for the quarter and nine months ended September 30, 1998 as compared to the comparable 1997 periods is primarily due to a payment of $1.0 million received from Pharmacia & Upjohn in June 1997 for the exercise of its option to purchase the manufacturing rights for the Nicotrol patch, a reduction in clinical billings related to one of the Company's hormone replacement products and reduced milestone amortization related to the GlucoWatch monitor.

     In July 1996, the Company entered into an agreement with Tokyo-based Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi") for the marketing and distribution of the GlucoWatch monitor. Under the terms of this agreement, Yamanouchi has exclusive marketing and distribution rights in Japan and Korea. Cygnus will have primary responsibility for completing product development and for manufacturing. In the third quarter of 1996, Cygnus received an up-front, non-refundable payment from Yamanouchi and is eligible to receive milestone payments as well as a percentage of the product's future commercial sales. In July 1996, the Company also entered into a development and marketing agreement with Yamanouchi for a 7-day transdermal product to deliver a proprietary Yamanouchi compound. In July 1998, Yamanouchi discontinued the agreement related to the 7-day transdermal product.

     Contract revenues are expected to fluctuate from quarter to quarter and from year to year, and future contract revenues cannot be reasonably predicted. The contributing factors to achieving contract revenues include, but are not limited to, future successes in finalizing new collaborative

CYGNUS, INC.
September 30, 1998

agreements, timely achievement of milestones under current contracts, and strategic decisions on self-funding certain projects. The Company is unable to predict to what extent the termination of existing contracts by current partners, or new collaborative agreements, if any, will impact overall contract revenues in the remainder of 1998 and subsequent future periods.

     ROYALTY AND OTHER REVENUES for the quarter ended September 30, 1998 were $0.3 million compared to $0.1 million for the quarter ended September 30, 1997 and were $0.7 million for the nine months ended September 30, 1998 compared to $8.5 million for the nine months ended September 30, 1997. The net decrease in royalty and other revenues for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 is primarily due to the 1996 launch in the United States of the non-prescription Nicotrol patch. The nine months ended September 30, 1997 included the recognition of previously deferred royalty payments associated with this launch, whereas no such amortization was included in the nine months ended September 30, 1998.

     Royalty revenue will fluctuate from period to period, since it is primarily based upon sales by the Company's licensees. The level of royalty income for a product also depends on various external factors, including the size of the market for the product, product pricing levels and the ability of the Company's licensee to market the product. Therefore, the level of royalty revenue for any given period is not indicative of the expected royalty revenue for future periods.

     COSTS OF PRODUCTS SOLD for the quarter ended September 30, 1998 were $0.7 million compared to $3.1 million for the quarter ended September 30, 1997 and were $2.7 million for the nine months ended September 30, 1998 compared to $7.1 million for the nine months ended September 30, 1997. Costs of products sold primarily include direct and indirect production, facility and personnel costs required to meet future anticipated production levels. Costs of products sold for the quarter and nine months ended September 30, 1998 include shipments of the FemPatch system. The decrease in costs of products sold for the quarter and nine months ended September 30, 1998 is primarily due to the reduced shipments of the FemPatch system. The Company experienced negative product margins for the quarter and nine months ended September 30, 1998 and September 30, 1997 due to low production volumes that prevented the Company from absorbing all of its fixed manufacturing costs. Because the Company is not currently manufacturing any commercial products, the Company expects that fixed manufacturing costs will continue to result in negative product margins for the foreseeable future.

     RESEARCH AND DEVELOPMENT EXPENSES for the quarter ended September 30, 1998 were $7.9 million compared to $5.4 million for the quarter ended September 30, 1997 and were $22.7 million for the nine months ended September 30, 1998 compared to $16.4 million for the nine months ended September 30, 1997. The increase in research and development expenses for the quarter and nine months ended September 30, 1998 is due primarily to the Company's accelerated level of clinical activities associated with the GlucoWatch system. Research and development and clinical activities primarily include support and development for the glucose monitoring program, the Company's hormone replacement therapy products and a contraception product. Cygnus anticipates that the development of new products, continued research of new technologies and preparation for regulatory filings and clinical trials will result in an increase in its overall research and development expenses in future periods.

CYGNUS, INC.
September 30, 1998

     MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES for the quarter ended September 30, 1998 were $3.6 million compared to $2.2 million for the quarter ended September 30, 1997 and were $8.3 million for the nine months ended September 30, 1998 compared to $6.1 million for the nine months ended September 30, 1997. While current levels are higher than the prior year, Cygnus anticipates that marketing, general and administrative expenses may increase in the future as the Company expands its operations.

  ARBITRATION SETTLEMENT EXPENSE for the quarter ended September 30, 1997 of $39.6 million represents a non-recurring arbitration settlement expense with Sanofi. As of September 30, 1998, the Company had accrued liabilities related to the arbitration settlement of $25.4 million. Of the total accrued liability of $25.4 million, $23.0 million is long-term. Under the terms of the settlement, Cygnus (i) paid Sanofi $14.0 million in cash in January 1998,
(ii) will make royalty payments of between 6.5% and 8.5% of any and all net sales of two products, which are subject to minimum payments in an aggregate amount equal to $17.0 million, commencing in 2001 and ending in 2005, whether or not any net sales of the two products have occurred, and (iii) issued in December 1997, a convertible promissory note in the principal amount of $6.0 million, payable in full at the end of four years and bearing interest at 6.5% per annum. The note will be convertible into the Company's Common Stock at Sanofi's option, exercisable at any time during the four year term, at a conversion rate of $21.725 per share.

     INTEREST INCOME(EXPENSE), NET OF INTEREST AND OTHER EXPENSE for the quarter ended September 30, 1998 were $(0.2) million compared to $0.3 million for the quarter ended September 30, 1997 and were $(0.2) million for the nine months ended September 30, 1998 compared to $0.9 million for the nine months ended September 30, 1997. The decrease for the quarter and nine months ended September 30, 1998 is due primarily to higher interest expense associated with the Company's issuance of the convertible debt, the amortization of the financing fees related to this debt and the interest related to the additional long-term debt incurred in the second quarter of 1998.

CYGNUS, INC.
September 30, 1998

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

     In April of 1998, the Company consolidated its two outstanding bank loans into an expanded credit facility with the same bank. An additional $4.7 million was borrowed, increasing the total outstanding under the new agreement to $10.0 million. This balance will be repaid through October 2001, with monthly interest-only payments through October 1998, and monthly principal-and-interest installments thereafter. As of September 30, 1998 there is $10.0 million outstanding under this agreement.

     In February 1998, the Company entered into Note Purchase Agreements with certain institutional investors to issue and sell approximately $43 million of 4% Senior Subordinated Convertible Notes due 2005 (the "Notes"). On October 28, 1998, the Company restructured the Notes. Key provisions in the restructured Notes include the October 1998 repayment of $18.5 million in principal (reducing the principal balance from $43 million to $24.5 million), a delay in the convertibility of the majority of the Notes to June 30, 1999, modification of conversion prices of the notes, the ability of the Company to redeem at par at any time all or part of the new principal amount of the Notes, an increase in the interest rate to 5.5% paid annually on the new principal balance and the change in the final maturity of the Notes to October 1, 2000 (see Note 5, "Debt and Equity Issuances" in the Notes to the Condensed Consolidated Financial Statements).

     Net cash used in operating activities for the nine months ended September 30, 1998 was $36.0 million, compared with net cash used of $10.6 million for the nine months ended September 30, 1997. Cash used in operating activities during the nine months ended September 30, 1998 was primarily due to the Company's net loss of $24.8 million and a $14.0 million cash payment made in January 1998 to Sanofi under the terms of the arbitration settlement, offset by an increase in accounts payable and other accrued liabilities of $0.7 million, a decrease in notes receivable, prepaid expenses and other current assets of $0.8 million and a decrease in accounts receivable of $0.7 million. Cash used in operating activities during the nine months ended September 30, 1997 was primarily due to the Company's net loss of $45.3 million, a decrease of $10.0 million in deferred revenue and an increase of $3.3 million in notes receivable, prepaid expenses and other current assets. This was offset by the $39.6 million increase in accrued Sanofi obligations and a decrease of $7.0 million in accounts receivable.

     In addition to the cash received from the public offerings, equipment lease and short-term working capital financing, the Company has been financing its operations through revenues and interest income.

CYGNUS, INC.
September 30, 1998

     The current level of cash used in operating activities is not necessarily indicative of the level of future cash usage. As a result of expected increased expenditures for the development of new products, preparation for regulatory filings and clinical trials and the expected reduction in product revenues, the Company anticipates an increase in cash usage for 1998 and future operating activities.

     Net cash used in investing activities of $24.6 million for the nine months ended September 30, 1998 resulted primarily from net purchases of short-term investments of $22.0 million and capital expenditures of $2.6 million. Net cash used in investing activities of $7.6 million for the nine months ended September 30, 1997 resulted primarily from net purchases of short-term investments of $5.0 million and capital expenditures of $2.6 million.

     Net cash provided by financing activities of $58.7 million for the nine months ended September 30, 1998 includes, as mentioned above, net proceeds of $40.4 million and $13.3 million from the Company's February 1998 issuance of Senior Subordinated Convertible Notes and from a direct public offering of its Common Stock, respectively, additional stock proceeds of $0.9 million and $6.1 million from the issuance of long-term debt, offset by long-term debt and capital lease repayments of $1.6 million and $0.4 million, respectively. Net cash provided by financing activities of $2.7 million for the nine months ended September 30, 1997 includes $2.5 million from the exercise of warrants to purchase common stock, $1.7 million of common stock issuance proceeds and $1.3 million received from the Company's capital equipment loan, offset by long-term debt and capital lease repayments of $1.8 million and $1.0 million, respectively.

     The Company's long-term capital expenditure requirements will depend upon numerous factors, including: the progress of the Company's research and development programs; the time required to obtain regulatory approvals; the resources that the Company devotes to the development of self-funded products, proprietary manufacturing methods and advanced technologies; the ability of the Company to obtain additional licensing arrangements and to manufacture products under those arrangements; the additional expenditures to support the manufacture of new products, if and when approved; and possible acquisitions of products, technologies and companies. As the Company evaluates the progress of its development projects, in particular the GlucoWatch system, its commercialization plans and the lead time to set up manufacturing capabilities, Cygnus may commence long-term planning for another manufacturing site. Nevertheless, the Company believes that such long-term planning will not result in any material impact on cash flows and liquidity for 1999.

     Based upon current expectations for operating losses, payment of the $18.5 million related to the restructured Notes in October 1998, arbitration settlement payments, and projected short-term capital expenditures, the Company believes that its existing cash, cash equivalents and short-term investments of $55.2 million as of September 30, 1998 (reduced to $36.7 million as a result of the October 28, 1998 $18.5 million subordinated debt principal payment), when coupled with cash from revenues and earnings from investments, will be sufficient to meet its operating expenses and capital expenditure requirements at least through September 30, 1999. However, there can be no assurance that the Company will not require additional financing, depending upon future business strategies, results of clinical trials and management decisions to accelerate certain research and development programs and other factors.

CYGNUS, INC.
September 30, 1998

RISK FACTORS

POTENTIAL DELISTING OF SECURITIES FROM THE NASDAQ MARKET; LIMITED LIQUIDITY OF TRADING MARKET

     Shares of the Company's Common Stock are quoted on the Nasdaq National Market. On February 23, 1998 Nasdaq promulgated new rules (the "New Nasdaq Listing Requirements") that make continued listing of companies on the Nasdaq National Market more difficult and has significantly increased its enforcement efforts with regard to the Nasdaq standards for such listing. Nasdaq's rules as applied to the Company require a $5.00 minimum closing bid price. On September 30, 1998, the Company received correspondence from Nasdaq stating that if the Company is unable to demonstrate compliance with the minimum bid price requirement for continued listing on the Nasdaq National Market on or before the end of the ninety day period ended December 29, 1998, the Company's securities will be delisted at the opening of business on January 2, 1999. The Company can demonstrate compliance with this requirement by maintaining a $5.00 minimum closing bid price for ten consecutive trading days. The Company plans to request a hearing with Nasdaq to discuss the listing requirements. No potential delisting action would take place until after the hearing.

     If the Company is delisted from the Nasdaq National Market, the Company will be in default under certain material contracts, including certain subordinated debt arrangements. Such a default under such subordinated debt arrangements could obligate the Company to redeem such debt at an amount equal to 110% of the principal amount thereof plus accrued interest. Furthermore, if the Company is delisted from the Nasdaq National Market, trading, if any, in the Common Stock would be conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the Nasdaq National Market or Nasdaq SmallCap Market listing requirements, or in what are commonly referred to as the "pinksheets." As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations of the price of, the Company's Common Stock. In addition, if the Company's Common Stock were removed from the Nasdaq National Market, the Company's Common Stock would be subject to so-called "penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, removal from the Nasdaq National Market, if it were to occur, could affect the ability or willingness of broker-dealers to sell and/or make a market in the Company's Common Stock and the ability of purchasers of the Company's Common Stock to sell their securities in the secondary market. In addition, if the market price of the Company's Common Stock is less than $5.00 per share, the Company may become subject to certain penny stock rules even if still quoted on the Nasdaq National Market. Such rules may further limit the market liquidity of the Company's Common Stock and the ability of purchasers to sell such Common Stock in the secondary market.

     The Board of Directors of the Company has approved a proposal (the "Reverse Stock Split Proposal") to amend the Company's Certificate of Incorporation to effect a one-for-three reverse stock split of the Company's outstanding Common Stock, each share having a par value of one-tenth of one cent (the "Common Stock"), subject to the approval by the stockholders of the Company. The Reverse Stock Split Proposal provides for the combination and reclassification of the presently issued and outstanding shares of Common Stock into a smaller number of shares of identical Common Stock, on the basis of one share of Common Stock for each three shares of Common Stock previously issued and outstanding (the "Reverse Stock Split"). Except as may result from the payment of cash for fractional shares as described below, each stockholder will hold the same percentage of Common Stock outstanding immediately following the Reverse Stock Split as each stockholder did immediately prior to the Reverse Stock Split. If approved by the stockholders of the Company as provided herein, the Reverse Stock Split will be effected by an amendment and restatement of the Company's Certificate of Incorporation (the "Reverse Stock Split Amendment"), and will become effective upon the filing of the Reverse Stock Split Amendment with the Secretary of State of Delaware (the "Effective Time"). The following discussion is qualified in its entirety by the full text of the Reverse Stock Split Amendment, which is incorporated by reference herein.

     At the Effective Time, each share of Common Stock issued and outstanding will automatically be reclassified and converted into one-third of a share of Common Stock. Fractional shares of Common Stock will not be issued as a result of the Reverse Stock Split. Stockholders entitled to receive a fractional share of Common Stock as a consequence of the Reverse Stock Split will, instead, receive from the Company a cash payment in U.S. dollars equal to such fraction multiplied by three times the arithmetic mean average closing bid price per share of the Common Stock on the Nasdaq Stock Market, Inc. ("Nasdaq") for the five trading days immediately preceding the Effective Date.

     The primary purpose of the Reverse Stock Split is to increase the per share price in order to meet the New Nasdaq Listing Requirements. The Company believes that maintaining the listing of the Common Stock on Nasdaq is in the best interests of the Company and its stockholders. Inclusion on Nasdaq increases liquidity and may potentially minimize the spread between the "bid" and "asked" prices quoted by market makers. Further, continued Nasdaq listing will avoid the Company being in default under certain material contracts, including certain debt arrangements, and may enhance the Company's access to capital and increase the Company's flexibility in responding to anticipated capital requirements. The Company believes that prospective investors will view an investment in the Company more favorably if its shares qualify for listing on Nasdaq.

     For the above reasons, the Company believes that the Reverse Stock Split is in the best interests of the Company and its stockholders, if needed to remain listed on the Nasdaq National Market. However, there can be no assurance that the Reverse Stock Split will have the desired consequences. The Company anticipates that, following the consummation of the Reverse Stock Split, the Common Stock will trade at a price per share that is significantly higher than the current market price of the Common Stock. Additionally, the Company believes that a higher quoted market price per share may encourage potential new investors, decrease market price volatility and increase the liquidity of the Common Stock. However, there can be no assurance that, following the Reverse Stock Split, the Common Stock will trade at three times the market price of the Common Stock prior to the Reverse Stock Split or will have the other desired market effects.

     If the Reverse Stock Split Proposal is approved by the stockholders at the Special Meeting, the Board of Directors of the Company may elect not to file, or to delay the filing of, the Reverse Stock Split Amendment, if it is not needed for continued Nasdaq listing or if the Board of Directors determines that filing the Reverse Stock Split Amendment would not be in the best interest of the Company's stockholders at such time. Factors leading to such a determination could include, without limitation, any possible effect on Nasdaq listing or future securities offerings.

DEPENDENCE ON NEW PRODUCTS; UNCERTAINTY OF MARKET ACCEPTANCE

     For the Company to be successful, it will need to develop, license, or acquire new products. Several products based on the Company's technologies are currently under development by Cygnus and its licensees. Many of these products (including the GlucoWatch monitor) will require significant additional development and investment, including preclinical and clinical testing, prior to their commercialization. From time to time the Company has experienced delays or setbacks in the development of certain of its products. For example, the Company experienced development delays in the miniaturization of the GlucoWatch monitor. There can be no assurance that the Company will be able to successfully address the problems that may arise during the development and commercialization process. In addition, there can be no assurance that such products or future products (including the GlucoWatch monitor) can or will be successfully developed, prove to be safe and effective in clinical trials, meet applicable regulatory standards, be capable of being manufactured in commercial quantities at reasonable cost, be marketed successfully or achieve market acceptance. Product development efforts can be terminated by the Company or its licensees and there can be no assurance that initial product development efforts or third party collaborations will be successful. If any of the Company's development programs are not successfully completed, required regulatory approvals or clearances are not obtained, or products for which approvals or clearances are obtained are not commercially successful, the Company's business, financial condition and results of operations would be materially and adversely affected.

     The Company's business is subject to the risks inherent in the development of new products using new technologies and approaches. There can be no assurance that unforeseen problems will not develop with these technologies or applications, that the Company will be able to successfully address technological challenges it encounters in its research and development programs or that commercially feasible products will ultimately be developed by the Company.

     Before the Company can market the GlucoWatch monitor, it must first conduct registration clinical trials using a version of the product designed for commercial sale, prepare a submission to the FDA and obtain clearance or approval from the FDA. Approval from other U.S. or foreign government regulatory agencies may also be required. Each of these stages will involve certain risks and challenges. The Company has completed research clinical studies using a commercial version of the product and will be conducting registration clinical trials for submission to the FDA. There can be no assurance that the commercial product will produce results that are substantially equivalent to FDA-approved glucose monitoring products or that will support the necessary regulatory filings and approvals. In addition, if the Company receives the necessary regulatory approvals for the GlucoWatch monitor, there can be no assurance that unforeseen problems will not occur in product manufacturing and commercial scale-up or marketing or product distribution. Any such occurrence could significantly delay the commercialization of the GlucoWatch monitor or prevent its market introduction entirely. Furthermore, if the GlucoWatch monitor is successfully developed, the commercial success of the GlucoWatch monitor will depend on its acceptance in the market.

CYGNUS, INC.
September 30, 1998

HISTORY OF OPERATING LOSSES; FUTURE CAPITAL REQUIREMENTS

     The Company has a limited operating history upon which its prospects can be evaluated. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device and drug delivery industry. The Company reported a net loss of $9.6 million for the third quarter of 1998 and has experienced annual operating losses since inception. The Company expects to continue to incur operating losses at least until significant sales, if any, of the GlucoWatch monitor or the contraceptive patch (which is in phase III clinical trails and is currently in development with Johnson & Johnson) commence. There can be no assurance that the Company will generate significant revenues or achieve profitability. The Company has, and expects to have, fluctuations in quarterly results based on recognition of collaborative and contract revenues and expenses. Some of these fluctuations could be significant.

     To date the Company has generated limited revenues from product sales and does not have significant experience in manufacturing, marketing or selling its products. There can be no assurance that the Company's future development efforts will result in commercially viable products, that the Company will be successful in introducing its products, or that required regulatory clearances or approvals will be obtained in a timely manner, or at all. There can be no assurance that the Company's products will ever gain market acceptance or that the Company will continue to generate revenues or achieve profitability.

     The Company's revenues to date have been derived primarily from product development and licensing fees related to its products under development, as well as from manufacturing and royalty revenues from the Nicotrol patch and the FemPatch system. The Company will no longer receive manufacturing revenue from the Nicotrol patch or the FemPatch system. The Company will, however, continue to receive royalty payments for the Nicotrol patch. The Company expects that a substantial portion of its future revenues will be derived, if regulatory approvals are obtained, from sales of the GlucoWatch and other products currently under development.

     The continued development of the Company's products will require the commitment of substantial resources to conduct the research, preclinical development and clinical trials necessary to bring such products to market and to establish production and marketing capabilities. The Company may seek additional funding through public or private financings, including debt or equity financings, and through other arrangements, including collaborative arrangements. Any additional equity financings may be dilutive to stockholders and debt financing, if available, may involve restrictions on dividends and other restrictions on the Company. Adequate funds, whether through financial markets or collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or, if available, on terms acceptable to the Company. Lack of sufficient additional funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs or to license others to commercialize products or technologies that the Company would otherwise seek to develop itself.

     The Company believes that its existing cash, cash equivalents and short-term investments, when coupled with cash from revenues and earnings from investments, will be sufficient to meet its operating expenses, dept repayment and capital expenditure requirements at least through September 30, 1999. The amounts and timing of expenditures will depend on the progress of ongoing research and development, the results of preclinical testing and clinical trials, the rate at

CYGNUS, INC.
September 30, 1998

which operating losses are incurred, the execution of any development and licensing agreements with corporate partners, the Company's development of products, the FDA regulatory process and other factors, many of which are beyond the Company's control.

GOVERNMENT REGULATION; NO ASSURANCE OF REGULATORY APPROVALS

     The design, manufacturing, labeling, distribution and marketing of the Company's products will be subject to extensive and rigorous government regulation in the United States and certain other countries where the process of obtaining and maintaining required regulatory clearance or approvals is lengthy, expensive and uncertain. In order for the Company to market its products in the United States, the Company must obtain clearance or approval from the Untied States Food and Drug Administration ("FDA"). To date, the Company has two products which have received FDA approval, the Nicotrol patch and the FemPatch system. Before a regulatory submission can be filed with the FDA, a product must undergo extensive clinical trials. The Company's drug delivery systems require the filing of a New Drug Application ("NDA") with the FDA, and the FDA's approval of the NDA. Devices such as the GlucoWatch monitor under development by the Company will require the filing and FDA clearance or approval of a medical device submission. The time required for regulatory approval of the Company's products after a filing is uncertain. There can be no assurance that problems will not arise that could delay or prevent the commercialization of the Company's products or that the FDA and foreign regulatory agencies will be satisfied with the results of clinical trials or approve the marketing of any products. Moreover, even if regulatory approval is granted, such approval may include significant limitations on indicated uses for which any such products could be marketed.

     Based on discussions with the FDA to date, the Company believes that the submission to the FDA for the GlucoWatch monitor will be in the form of a premarket notification (a "510(k) notification"), although the final determination of the type of submission will not be made until FDA submission. There can be no assurance that the FDA will act favorably or quickly on the Company's 510(k) submission, or that significant difficulties and costs will not be encountered during efforts to obtain FDA clearance or approval. Specifically, the FDA may request additional data or require additional clinical studies be conducted to obtain 510(k) clearance for one or more of the Company's products. In addition, there can be no assurance that the FDA will not require the submission of a premarket approval ("PMA") application to obtain FDA approval to market one or more of the Company's products. The PMA process is more rigorous and potentially lengthier than the supporting data and clinical information, which could materially delay the introduction of the GlucoWatch monitor. In addition, there can be no assurance that the FDA will not impose strict labeling or other requirements as a condition of its 510(k) clearance or PMA, any of which could limit the Company's ability to market its products. Further, if the Company wishes to modify a product after FDA clearance of a 510(k) premarket notification or approval of a PMA application, including changes in indications or other modifications that could affect safety and efficacy, additional clearances or approvals will be required from the FDA. Any request by the FDA for additional data or any requirement by the FDA that the Company conduct additional clinical studies or submit to the more rigorous and lengthier PMA process could result in a significant delay in bringing the Company's products to market and substantial additional research and other expenditures by the Company. Similarly, any labeling or other conditions or restrictions imposed by the FDA on the marketing of the Company's products could hinder the Company's ability to effectively market its products. Any of the foregoing actions by the FDA could delay or prevent

CYGNUS, INC.
September 30, 1998

altogether the Company's ability to market and distribute its products and could have a material adverse effect on the Company's business, financial condition and results of operations.

     A drug or medical device and its manufacturer are subject to continual review after approval, and later discovery of previously unknown problems with a product or the manufacturing process may result in restrictions on such product or the manufacturer, including withdrawal of the product or products from the market. Failure to comply with applicable regulatory requirements may, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution. In addition, new government regulations may be established that could delay or prevent regulatory approval of the Company's potential products. Cygnus is also subject to federal, state and local regulations regarding work place safety, environmental protection and hazardous and controlled substance controls, among others.

     In order for the Company to market its products under development in Europe and certain other foreign jurisdictions, the Company and its distributors and agents must obtain required regulatory registrations or approvals and otherwise comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. Specifically, certain foreign regulatory bodies have adopted various regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. In order to commence sales of the GlucoWatch monitor in Europe, the Company must receive CE mark certification, which is an international symbol of quality and compliance with applicable European medical device directives. To obtain CE certification the Company must pass a review of the GlucoWatch monitor technical file by a European Community notified body. Failure to receive CE mark certification or other foreign regulatory approvals could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will obtain any other required regulatory registrations or approvals in such countries or that it will not be required to incur significant costs in obtaining or maintaining such regulatory registrations or approvals. Delays in obtaining any registrations or approvals required to market the Company's products, failure to receive these registrations or approvals, or future loss of previously obtained registrations or approvals could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON LICENSEES, DISTRIBUTORS AND COLLABORATIVE ARRANGEMENTS

     The Company's business strategy for the development, clinical testing, regulatory approval, manufacturing and commercialization of its products depends, in large part, upon the Company's ability to selectively enter into and maintain collaborative arrangements with licensees and distributors. If the GlucoWatch monitor is commercialized, the Company will be dependent upon Yamanouchi Pharmaceutical Co., Ltd. for marketing and distribution of the GlucoWatch monitor in Japan and Korea. The Company does not currently have any marketing or distribution agreements for the GlucoWatch monitor other than the Yamanouchi collaboration. However, the Company is currently involved in discussions with other companies with regard to the collaboration for the sales and distribution of the GlucoWatch monitor in the United States and Europe. The Company's licensees and distributors generally have the right to terminate a product development effort at any time prior to regulatory approval for any reason without significant penalty. Such cancellations may result in delays, suspension or abandonment of clinical testing, the preparation and processing of

CYGNUS, INC.
September 30, 1998

regulatory filings and product development and commercialization efforts. Licensees have exercised this right in the past, and there can be no assurance that current and future licensees or distributors will not exercise this right in the future.

     Since all payments to the Company under its licensing and distribution agreements following their execution are contingent on the occurrence of future events or sales levels, and the agreements are terminable by the licensee or distributor, no assurance can be given as to whether the Company will receive any particular payment thereunder or as to the amount or timing of any such payment. In the past some of the Company's licensees, distributors and collaborators have approached the Company requesting modification of the terms of existing agreements. If a licensee or distributor were to cease funding one of the Company's products, Cygnus would either self-fund development efforts, identify and enter into an agreement with an alternative licensee or distributor, or suspend further development work on the product. Additionally, the Company may choose to self-fund certain research and development projects in order to exploit its technologies. However, should such Company-sponsored research and development activities result in a commercial product, the long-term effect on the Company's results of operations could be favorable. There can be no assurance that, if necessary, the Company would be able to negotiate an agreement with an alternative licensee or distributor on acceptable terms. Any increase in Company-sponsored research and development or sales and marketing activities will have an immediate adverse effect on the Company's results of operations.

     Furthermore, the resources and attention a licensee or distributor devotes to a product are not within the Company's control. As a result, there may be delays in clinical testing, the preparation and processing of regulatory filings and commercialization efforts conducted by the Company's licensees or distributors. There can be no assurance that one or more of the Company's licensees or distributors will not, for competitive reasons, support, directly or indirectly, a company or product that competes with the Company's product that is the subject of its license or distributor agreement with the Company. Furthermore, any dispute between the Company and one of its licensees or distributors might require the Company to initiate or defend against expensive litigation or arbitration proceedings.

     Any termination of any license or distributor arrangement by one of the Company's licensees or distributors, any inability of a licensee or distributor to fund or otherwise satisfy its obligations under its arrangements with the Company and any significant dispute with, or breach of a contractual commitment by, a licensee or distributor, would likely require the Company to seek and reach agreement with another licensee or distributor or to assume, to the extent possible and at its own expense, all the responsibilities being undertaken by the licensee or distributor. There can be no assurance that the Company would be able to reach agreement with a replacement licensee or distributor. If the Company were not able to find a replacement licensee or distributor, there can be no assurance that the Company would be able to perform or fund the activities for which such licensee or distributor is currently responsible. Even if the Company were able to perform and fund these activities, the Company's capital requirements would increase substantially. In addition, the further development and the clinical testing, regulatory approval process, marketing, distribution and sale of the product covered by such licensee or distributor would be significantly delayed. See "Risk Factors - Limited Marketing and Sales Experience."

CYGNUS, INC.
September 30, 1998

     For the Company to be competitive, it will need to develop, in-license or acquire new diagnostic and drug delivery products. Furthermore, the Company's ability to develop and commercialize products in the future will depend, in part, on its ability to enter into collaborative arrangements with additional licensees on favorable terms. There can be no assurance that the Company will be able to enter into new collaborative arrangements on such terms, if at all. Additionally, there can be no assurance that existing or future collaborative arrangements will be successful.

     Any of the foregoing circumstances could have a material adverse effect upon the Company's business, financial condition, and results of operations.

DEPENDENCE ON LICENSED PATENT APPLICATIONS AND PROPRIETARY TECHNOLOGY

     The Company's success depends in large part on its ability to obtain patent protection for its products, preserve its trade secrets and operate without infringing the proprietary rights of others, both in the U.S. and in other countries. Patent applications in the U.S. are maintained in secrecy until patents are issued, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discovery by several months, Cygnus cannot be certain that it was the first to file patent applications on such inventions or that it will not infringe third party patents once issued. No assurance can be made that patents will be issued with respect to any of the Company's patent applications or that any patents will provide competitive advantages for its products or will not be challenged or circumvented by competitors. Cygnus also relies on trade secrets and proprietary know-how that it seeks to protect, in part, by confidentiality agreements with its licensees, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be independently developed by its competitors.

     Any litigation, in the U.S. or abroad, as well as foreign opposition and/or domestic interference proceedings, could result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. Litigation may be necessary to enforce patents issued to the Company or to protect trade secrets or know-how owned by the Company as well at to defend against infringement charges. A negative determination in such proceedings in which the Company is a party could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties. Although patent and intellectual property disputes in the pharmaceutical product area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms, if at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling certain of its products, which would have a material adverse effect on the Company.

CYGNUS, INC.
September 30, 1998

HIGHLY LEVERAGED; ABILITY TO SERVICE DEBT


     As of September 30, 1998, prior to the $18.5 million reduction in convertible debt pursuant to the debt restructuring agreement concluded on October 28,1998 (see Note 5 "Debt and Equity issuances"), the Company had indebtedness of $81.6 million, including $43.0 million resulting from the issuance by the Company of its 4% Senior Subordinated Convertible Notes due 2005 (the "Notes") in February 1998. The October restructuring agreement mentioned above, among other things, accelerated the due date to October 1, 2000. The degree to which the Company is leveraged could materially adversely affect the Company's ability to obtain financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures. The Company's ability to meet its debt service obligations will be dependent upon the Company's future performance, which will be subject to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. Although the Company believes its cash flows will be adequate to meet its interest payments, there can be no assurance that the Company will continue to generate cash flows in the future sufficient to cover its fixed charges or to permit the Company to satisfy any redemption obligations pursuant to the Notes (see below). If the Company is unable to generate cash flows in the future sufficient to cover its fixed charges or to permit the Company to satisfy any redemption obligations pursuant to the Notes, and the Company is unable to borrow sufficient funds either under its credit facilities or from other sources, it may be required to refinance all or a portion of its existing debt, to sell all or a portion of its assets, or to sell equity securities. There can be no assurance that a refinancing would be possible, nor can there be any assurance as to the timing of any asset sales or sales of equity securities or the proceeds which the Company could realize therefrom.

     The Notes are subordinate in right of payment to all existing and future Senior Debt (as defined in the First Supplemental Indenture). By reason of such subordination of the Notes, in the event of insolvency, bankruptcy, liquidation, reorganization, dissolution or winding up of the business of the Company or upon default in payment with respect to any Senior Debt of the Company or an event of default with respect to such indebtedness resulting in the acceleration thereof, the assets of the Company will be available to pay the amounts due on the Notes only after all Senior Debt of the Company has been paid in full. Moreover, holders of Common Stock would only receive the assets remaining after payment of all indebtedness and preferred stock, if any.

     The Notes are obligations exclusively of the Company. Although the Company does not currently conduct operations through subsidiaries, it may elect to do so as products become commercialized. In such event, the cash flow and the consequent ability to service debt, including the Notes, of the Company, will be partially dependent upon the earnings of its subsidiaries and the distribution of those earnings to, or upon loans or other payments of funds by those subsidiaries to, the Company. The payment of dividends and the making of loans and advances to the Company by its subsidiaries would be subject to statutory or contractual restrictions, would be dependent upon the earnings of those subsidiaries and would be subject to various business considerations.
Any right of the Company to receive assets of any of its subsidiaries upon their liquidation or reorganization (and the consequent right of the holders of the Notes (the "Holder(s)") to participate in those assets) would be effectively subordinated to the claims of that subsidiary's creditors (including trade creditors), except to the extent that the Company is itself recognized as a creditor of such subsidiary, in which case the claims of the Company would still be subordinate to any

CYGNUS, INC.
September 30, 1998

security interests in the assets of such subsidiary and any indebtedness of such subsidiary senior to that held by the Company. Under certain circumstances, including the delisting of the Company's securities from the Nasdaq National Market, each holder of Notes will have the right, at the Holder's option, to require the Company to repurchase all or a portion of such Holder's Notes at a purchase price equal to 110% of the principal amount thereof plus accrued interest thereon to the repurchase date.

COMPETING PRODUCTS AND CHANGES IN TECHNOLOGY

     A large number of companies are involved or are becoming involved in the development and commercialization of products incorporating diagnostic and drug delivery systems. This field is highly competitive, and Cygnus believes that competition will substantially increase in the future. A number of companies have invested, and are continuing to invest, significant resources in the development of diagnostic and drug delivery systems. Many of these companies have greater financial, research and development and other resources than Cygnus, as well as more experience than Cygnus in commercializing diagnostic and transdermal drug delivery products. Such companies may improve existing drug formulations and products more efficiently than Cygnus or may design and develop new diagnostic and transdermal drug delivery products which are more accepted in the marketplace than the Company's products.

     The Company's primary competitors in the glucose monitoring industry are expected to be companies that currently market finger stab method products. These companies have established products and distribution channels. In addition, a number of companies are engaged in the development of products using technology that is different than that used by Cygnus, but that are also intended to permit less painful or painless glucose monitoring. These technologies include infrared spectroscopy, which uses radiation to measure glucose levels, and a variety of methods (including, in one case, transdermal technology) to extract interstitial fluid and measure the glucose concentration therein. The Company is not aware of any products under development that offer the range of benefits of the GlucoWatch monitor. However, there can be no assurance that these products will not be more accepted in the marketplace than the GlucoWatch monitor or will not render the Company's glucose monitor uncompetitive or obsolete. A number of companies have developed or are seeking to develop new drugs to treat diabetes that could reduce demand for glucose monitoring systems. In addition, many of the Company's competitors and potential competitors have substantially greater resources, research and development staffs and facilities than the Company and have significantly greater experience than the Company in developing, manufacturing and marketing glucose monitoring devices. Competition within the glucose monitoring industry could also result in price reductions for glucose monitoring devices such that the Company may not be able to sell the GlucoWatch monitor at a price level adequate for the Company to realize a return on its investment.

     The drug delivery industry is a rapidly evolving field. A number of other companies, including major pharmaceutical companies, are also developing and marketing transdermal and other similar systems for the controlled delivery of drugs. Products currently on the market or under development by competitors deliver the same drugs or other drugs to treat the same indications as many of the products under development by the Company. The first pharmaceutical product to reach the market in a therapeutic area often obtains and maintains significant market share relative to later entrants to the market. The Company's transdermal products will also compete with drugs

CYGNUS, INC.
September 30, 1998

marketed not only in similar drug delivery systems but also in traditional dosage forms such as oral administration, bolus injection and continuous infusion. New drugs, new therapeutic approaches or future developments in alternative drug delivery technologies, such as time-release capsules, liposomes, inhalants, and implants, may provide therapeutic or cost advantages over the drug delivery systems being developed by the Company.

MANUFACTURING; DEPENDENCE ON THIRD PARTY SUPPLIERS

     Any manufacture of the Company's products is subject to current good manufacturing practices ("cGMP") requirements prescribed by the FDA or other standards prescribed by the appropriate regulatory agency in the country of use. Additionally, the Company's agreements with licensees either specify pricing formulas for products manufactured and sold by Cygnus to its licensees or specify that prices will be negotiated in the future. There can be no assurance that prices for the Company's products will cover the manufacturing costs for these products in light of the Company's limited manufacturing experience and general supply and demand conditions in the marketplace.

     The Company's GlucoWatch monitor has not yet been manufactured for commercial sale, and the Company has no experience manufacturing the GlucoWatch monitor in the volumes that would be necessary for the Company to achieve significant commercial sales. To successfully commercialize the GlucoWatch monitor, the device will have to be manufactured in compliance with regulatory requirements, in a timely manner and in sufficient quantities while maintaining product performance, quality and acceptable manufacturing costs. There can be no assurance that the Company will be able to establish and maintain reliable, full scale manufacturing of the GlucoWatch monitor at commercially reasonable prices. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving product performance, production yields, quality control and assurance and shortages of personnel. In addition, manufacturing facilities will be subject to GMP regulations, including possible preapproval inspection, international quality standards and other regulatory requirements. Difficulties encountered by the Company in manufacturing scale-up or failure by the Company to implement and maintain manufacturing facilities in accordance with GMP regulations, international quality standards or other regulatory requirements could result in a delay or termination of production, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     In the past, the Company has experienced these problems in scaling up its products for commercial launch. There can be no assurance that similar problems will not be encountered in the future. In addition, there can be no assurance that the Company will be able to achieve and maintain product performance quality and reliability if and when producing the GlucoWatch monitor in the quantities required for commercialization, nor that the GlucoWatch monitor can be assembled and manufactured at an acceptable cost.

     The GlucoWatch monitor will be manufactured from components to be purchased from outside suppliers, most of which are the Company's single source for such components. In the event the Company is unable to obtain these components from its suppliers, the Company would be required to obtain components from alternate suppliers. Any interruption in the supply of

CYGNUS, INC.
September 30, 1998

GlucoWatch monitor components could have a material adverse effect on the Company's business, financial condition and results of operations.

     Several materials used in the Company's transdermal products are currently obtained from single sources. Although the Company has not experienced difficulty acquiring these materials for the manufacture of its products for sale or clinical trials, there can be no assurance that supply interruptions will not occur or that the Company will not have to obtain substitute vendors, if such vendors are available, which could require additional regulatory submissions and approvals. Any such interruption of supplies could have a material adverse effect on the Company's ability to develop, manufacture and sell its transdermal products.

LIMITED MARKETING AND SALES EXPERIENCE

     The Company has limited experience in marketing or selling medical device products. In order to successfully market and sell the GlucoWatch monitor or the Company's other products under development, the Company must either develop a more extensive marketing and sales force or enter into arrangements with third parties to market and sell such products. There can be no assurance that the Company will be able to successfully develop a more extensive marketing and sales force or that it will be able to enter into marketing and sales agreements with third parties on acceptable terms, if at all. If the Company maintains its own marketing and sales capabilities, it will compete with other companies that have experienced and well-funded marketing and sales operations. If the Company enters into a marketing arrangement with a third party for the marketing and sales of the Company's products, any revenues to be received by the Company from such products will be dependent on the third party, and the Company will likely be required to a pay a sales commission or similar amount to such party.

THIRD-PARTY REIMBURSEMENT

     Successful commercialization of certain of the Company's products may depend in part on the availability of reimbursement from third-party health care payors, such as private insurance plans and the government. There can be no assurance that such reimbursement will be available. Third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic and diagnostic products. There can be no assurance that adequate levels of reimbursement will be available to enable the Company to achieve market acceptance of the GlucoWatch monitor or other new products under development or to maintain price levels sufficient to realize an appropriate return on its investment. In certain international countries, the period of time needed to obtain such reimbursement can be lengthy. The Company may delay the launch of its products into certain countries until eligibility for reimbursement is established. This could potentially have an adverse effect on the Company.

PRODUCT LIABILITY

     The design, development, manufacture and use of the Company's products involve an inherent risk of product liability claims and associated adverse publicity. Producers of medical products may face substantial liability for damages in the event of product failure or if it is alleged the product caused harm. The Company currently maintains product liability insurance. Such insurance is expensive and difficult to obtain and may not be available in the future on acceptable

CYGNUS, INC.
September 30, 1998

terms or at all. There can be no assurance, however, that the Company will not be subject to product liability claims, that the Company's current insurance would cover such claims, or that adequate insurance will continue to be available on acceptable terms to the Company in the future. In the event the Company is held liable for damages in excess of the limits of its insurance coverage, or if any claim or product recall results in significant adverse publicity against the Company, the Company's business, financial condition and results of operations could be materially and adversely affected.

ATTRACTING AND RETAINING KEY EMPLOYEES

     The Company's ability to operate successfully and manage its potential future growth depends in significant part upon the continued service of certain key scientific, technical, managerial and finance personnel, and its ability to attract and retain additional highly qualified scientific, technical, managerial and finance personnel. The Company faces intense competition for qualified personnel in these areas, many of whom are often subject to competing employment offers, and there can be no assurance that the Company will be able to attract and retain such personnel. The loss of key personnel or inability to hire and retain additional qualified personnel in the future could have a material adverse effect on the Company's business, financial condition and results of operations.

VOLATILITY OF STOCK PRICE

     The trading price of the Company's Common Stock is subject to substantial fluctuations in response to factors such as announcements by the Company or its competitors of results of regulatory approval filings or clinical trials or testing, developments or disputes governing proprietary rights, technological innovations or new commercial products, government regulatory action, general conditions in the medical technology industry, changes in securities analysts' recommendations, or other events or factors, many of which are beyond the Company's control. In addition, the stock market in general has experienced extreme price and volume fluctuations in recent years which have particularly affected the market prices of many medical technology companies and which have been unrelated to the operating performance of such companies. Fluctuations or decreases in the trading price of the Company's Common Stock may adversely affect the market for the Company's Common Stock. In the past, following periods of volatility in the market price for a company's securities, securities class action litigation often has been instituted. Such litigation could result in substantial costs and a diversion of management attention and resources, which could have a material adverse effect on the Company's business, financial condition and operating results.

     If all the first tranche Notes (see Note 5 "Debt and Equity issues") convert at $3.5375 before January 31, 1999, an additional 1.7 million shares will be issued resulting in a substantial dilution of the Company's Common Stock. Conversion of the remaining $18.5 million outstanding principal balance of the Notes will have an additional dilutive effect. However, because the conversion prices of the second and third tranches will be established based on future market prices that cannot be predicted, and because the Company has the right to redeem the $18.5 million outstanding principal of the Note subject to the preemptive conversion right of the Note holders, the Company is unable to predict the extent of this dilution. For further details on the formulas used in determining conversion prices refer to the Second Supplemental Indenture incorporated by reference in the Form 8-K filed on October 30, 1998.

CYGNUS, INC.
September 30, 1998

ABSENCE OF DIVIDENDS

     The Company has never declared or paid cash dividends on its Common Stock. The Company's current bank term loan precludes it from paying dividends to stockholders. The Company currently intends to retain any earnings for use in its business and therefore does not anticipate paying any dividends in the future.

CERTAIN CHARTER AND BYLAW PROVISIONS AND DELAWARE ANTI-TAKEOVER STATUTE

     On September 21,1993, while a California Corporation, the company adopted a Shareholder Rights Agreement. In November 1998, as a result of the Company's reincorporation in Delaware and the passage of time, the Company adopted a revised Stockholder Rights Plan (the "Rights Plan") with provisions very similar to those in the 1993 agreement. Such provisions provide for a dividend distribution of one Preferred Share Purchase Right (a "Right") on each outstanding share of the Common Stock. Each Right entitles stockholders to buy 1/1000th of a share (a "Unit") of the Company's Series A Junior Participating Preferred Stock at an exercise price of $40.00 per Unit. The Rights will become exercisable upon the earlier of (i) the close of business on the first date of a public announcement that a person or a group acquires 20 percent or more of the outstanding Common Stock or (ii) ten business days (or such later date as may be determined by the Board of Directors) after a person or group commences or announces the intention to commence a tender or exchange offer, the consummation of which would result in ownership by the person or group of 20 percent or more of the Common Stock. The Company will be entitled to redeem all, but not less than all, the outstanding Rights at $0.01 per Right at any time prior to the earlier of (i) the first date of a public announcement of an acquisition by a person or group of 20 percent or more of the Company's Common Stock or (ii) the close of business on the tenth anniversary of the Rights Plan.

     The Stockholder Rights Plan and certain provisions of the Company's Amended and Restated Certificate of Incorporation ( the "Restated Certificate") and the Company's Bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of Common Stock. The Company's Restated Certificate allows the Company to issue Preferred Stock without the vote of or further action by the stockholders and certain provisions of the Restated Certificate and the Bylaws eliminate the right of stockholders to act by written consent without a meeting, specify procedures for director nominations by stockholders and submission of other proposals for consideration at stockholder meetings, and eliminate cumulative voting in the election of directors. These provisions and the Stockholder Rights Plan may make it more difficult for stockholders to take certain corporate actions and could have the effect of delaying or preventing a change in control of the Company. In addition, the Company is subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that such stockholder became an interested stockholder, unless (1) prior to such date, the Board of Directors of the corporation approved either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder, or (2) upon consummation of the transaction which resulted in the stockholder becoming an interested

CYGNUS, INC.
September 30, 1998

stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding for purposes of determining the number of shares outstanding of those shares owned (i) by persons who are directors and also officers and
(ii) employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer, or (iii) on or subsequent to such time the business combination is approved by the board of directors and authorized at an annual or special meeting of stockholders, and not by written consent, by the affirmative vote of at least 66 2/3% of the outstanding voting stock which is not owned by the interested stockholder.

CYGNUS, INC.
September 30, 1998


YEAR 2000 COMPLIANCE

The Year 2000 ("Y2K") program at the Company is comprised of the following major phases:

     1.   Awareness
     2.   Inventory
     3.   Assessment
     4.   Correction and Testing
     5.   Implementation

     The Company expects to complete the awareness, inventory and most of the assessment phases by the end of 1998

     Y2K issues pertaining to Information Technology ("IT") systems are expected to be minor due to the newness of the core systems and the relative simplicity of their application today. Certain externally provided systems and services are non-compliant. Renovating/replacement, testing, and implementation of these systems are not expected to be a major risk.

     Due to the regulatory requirements placed on the pharmaceutical and medical device industry by the FDA, the Company has placed appropriate attention on the non-IT systems. For the Company, this specifically covers all areas governed by current Good Manufacturing Practice ("cGMP") guidelines and include but are not limited to environmental monitoring/control systems, laboratory instrumentation and their sub-systems, production equipment, and materials handling equipment.

     The Company has identified several providers of products and services that are critical to its operations. The Company is working with these providers to ensure that these critical products and services are available for continued operations after January 1, 2000. At this time the Company is not aware of any issues relating to these providers.

     There is currently no reliable estimate of the total Y2K remediation costs. This will be available by the end of December 1998, and will be published in the 1998 SEC 10-K filing.

CYGNUS, INC.
September 30, 1998

Direct costs planned in 1998 for completion up to the Assessment phase are approximately $100,000.

     The preliminary perspective on the anticipated Y2K risks for the Company is at a low level of risk on the IT side, and at a higher risk level with several critical materials and services and their respective providers. Full detail on these will not be known until the end of 1998.

     At this time, the Company has not identified any Y2K items requiring a contingency plan.

CYGNUS, INC.
September 30, 1998


                          PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS


In May 1997 Cygnus reported it had initiated arbitration proceedings against Pharmacia & Upjohn ("Pharmacia") relating to the Nicotrol-Registered Trademark- patch (Pharmacia AB, Stockholm, Sweden), Cygnus' smoking cessation patch. In March of 1997, Cygnus announced that Pharmacia exercised its option to purchase the U.S. manufacturing rights for the Nicotrol patch. The agreement between Cygnus and Pharmacia provided that Pharmacia would be obligated to pay Cygnus for, among other things, existing inventory costs and certain purchase order commitments. Pharmacia disputes their obligations regarding certain of the inventory costs and certain purchase order commitments. The arbitration is intended to resolve these matters. In March 1998, Pharmacia added a counterclaim against Cygnus in the arbitration, seeking approximately $1.5 million in reimbursement for an alleged overpayment in royalties for Nicotrol units shipped in 1996 and 1997. Cygnus disputes this counterclaim. The arbitration hearing on both Cygnus' claim and Pharmacia's counterclaim commenced on June 15, 1998 before a panel of the American Arbitration Association. Testimony concluded on June 24, 1998, at which time the panel heard argument and scheduled post-hearing briefings. Both sides submitted their post-hearing briefs on July 17, 1998. The panel has not yet closed the hearing proceedings and still has the option to request more evidence or argument. Once the proceedings are closed, a decision is expected within 30 days of that date. See the Company's quarterly reports on Form 10-Q for the quarter ended March 31, 1998 and June 30, 1998, filed with the Securities and Exchange Commission ("SEC") on May 15, 1998 and August 4, 1998, respectively, and the Company's annual report on Form 10-K for the year ended December 31, 1997, filed with the SEC on February 6, 1998.

CYGNUS, INC.
September 30, 1998

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


a)   EXHIBITS

     The following exhibits are filed herewith or incorporated by reference:

     4.8 Second Supplemental Indenture, dated as of October 28, 1998, to the Indenture dated as of February 3, 1998 and the First
            Supplemental Indenture dated as of February 3, 1998, incorporated by reference to Exhibits 4.8 of the Company's Form 8-K filed on October 30, 1998.

     10.37  1994 Stock Option/Award Plan (As Amended and Restated as of
            February 24, 1998), incorporated by reference to Exhibit 99.1 of the Company's Form S-8 filed on November 16, 1998.

     10.38  Amended 1991 Employee Stock Purchase Plan (As Amended and
            Restated as of February 24, 1998), incorporated by reference to
            Exhibit 99.6 of the Company's Form S-8 filed on November 16, 1998.

     10.39 Plan Amendment Cygnus, Inc. 1994 Stock Option/Award Plan, incorporated by reference to Exhibit 99.2 of the Company's Form
            S-8 filed on November 16, 1998.

     10.40  Form of Special Addendum to Stock Option Agreement (Change in
            Control), incorporated by reference to Exhibit 99.3 of the Company's Form S-8 filed on November 16, 1998.

     10.41 Form of Special Addendum to Stock Option Agreement (Termination of Employment Without Cause - Officers), incorporated by reference to Exhibit 99.4 of the Company's Form S-8 filed on November 16, 1998.

     10.42 Form of Special Addendum to Stock Option Agreement (Termination of Employment Without Cause - Key Employee), incorporated by reference to Exhibit 99.5 of the Company's Form S-8 filed on November 16, 1998.

     10.43 Written Compensation Agreement between Registrar and Mr. Marion, incorporated by reference to Exhibit 99.7 of the Company's Form
            S-8 filed on November 16, 1998.

     10.44 Stock Option Agreement between Registrar and Mr. Marion, incorporated by reference to Exhibit 99.8 of the Company's Form
            S-8 filed on November 16, 1998.

     10.45  Amended and Restated Loan and Security Agreement between the
            Registrant and Silicon Valley Bank entered into as of April 30,
            1998.

     10.46  Form of Agreement between the Company and each of the Executive
            Officers with respect to post-employment benefits.

     10.47  Form of Agreement between the Company and each of the Executive
            Officers with respect to post-employment benefits relating to change of control.



CYGNUS, INC.
September 30, 1998

     27.1   Financial Data Schedule.

b)   REPORTS ON FORM 8-K

     The Company has recently filed three current Reports on Form 8-K.


     The first Report on Form 8-K was dated August 11, 1998 regarding the Company's press release announcing the resignation of Gregory B. Lawless as President, Chief Executive Officer and a Director of the Company and the appointment of John C. Hodgman as President, Chief Executive Officer and a Director of the Company and the naming of Andre F. Marion as Vice Chairman, as filed with the Securities and Exchange Commission on August 21, 1998.

     The second Report on Form 8-K was dated October 22, 1998 regarding the Company's press release announcing its earnings for the quarter ended September 30, 1998, as filed with the Securities and Exchange Commission on October 28, 1998.

     The third Report on Form 8-K was dated October 30, 1998 regarding the restructuring of the Company's 4% Senior Subordinated Convertible Notes due 2005, as filed with the Securities and Exchange Commission on October 30, 1998.

CYGNUS, INC.
September 30, 1998


                                 SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CYGNUS, INC.



Date:     November 16, 1998              By:      /s/ John C. Hodgman
     ------------------------------         -------------------------------
                                                      John C. Hodgman
                                            President, Chief Executive Officer
                                                and Chief Financial Officer
                                            (and Principal Accounting Officer)

CYGNUS, INC.
September 30, 1998

                               INDEX OF EXHIBITS


The following exhibits are included herein:



Exhibit 10.45  Amended and Restated Loan and Security Agreement between the
               Registrant and Silicon Valley Bank entered into as of April 30,
               1998.

Exhibit 10.46  Form of Agreement between the Company and each of the Executive
               Officers with respect to post-employment benefits.

Exhibit 10.47  Form of Agreement between the Company and each of the Executive
               Officers with respect to post-employment benefits relating to change of control.

Exhibit 27     Financial Data Schedule.