Form 10-K
period 1998-12-31
CYGNUS INC /DE/
filed 1999-03-30
CIK 870755

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(X)        Annual report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the
           fiscal year ended December 31, 1998 or
( )        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of
           1934.

                          COMMISSION FILE NO. 0-18962

                            ------------------------

                                  CYGNUS, INC.

             (Exact name of registrant as specified in its charter)

         DELAWARE               94-2978092
      (State or other        (I.R.S. Employer
      jurisdiction of
     incorporation or         Identification
       organization)               No.)

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

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing price of Common Stock on MARCH 18, 1999 as reported on the Nasdaq National Market was APPROXIMATELY $153,328,872. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

                                   22,101,459

      (Number of shares of common stock outstanding as of MARCH 18, 1999)

                      DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Consolidated financial statements for the fiscal year ended December 31, 1998 and definitive Proxy Statement to be filed pursuant to Regulation 14A for its 1999 Annual Meeting of Stockholders is incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                       CYGNUS, INC.
                             1998 ANNUAL REPORT ON FORM 10-K



                                    TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----
PART I

Item 1.   Business ....................................................................................  2
Item 2.   Properties .................................................................................. 13
Item 3.   Legal Proceedings ........................................................................... 14
Item 4.   Submission of Matters to a Vote of Security Holders ......................................... 14

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters ....................... 17
Item 6.   Selected Financial Data ..................................................................... 18
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations ....... 19
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk .................................. 30
Item 8.   Financial Statements and Supplementary Data ................................................. 31
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ........ 31

PART III

Item 10.  Directors and Executive Officers of the Registrant .......................................... 32
Item 11.  Executive Compensation ...................................................................... 32
Item 12.  Security Ownership of Certain Beneficial Owners and Management .............................. 32
Item 13.  Certain Relationships and Related Transactions .............................................. 32

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ............................. 33

SIGNATURES ............................................................................................ 38

                                             PART I

ITEM 1.  BUSINESS

OVERVIEW

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES RELATING TO THE FUTURE FINANCIAL PERFORMANCE OF CYGNUS, INC. ("CYGNUS" OR THE "COMPANY"), AND ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, STOCKHOLDERS AND INVESTORS SHOULD SPECIFICALLY CONSIDER THE VARIOUS FACTORS IDENTIFIED UNDER THE CAPTION "RISK FACTORS" CONTAINED IN THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCES OF UNANTICIPATED EVENTS.

     Cygnus, Inc. ("Cygnus" or the "Company") is engaged in the development and manufacture of diagnostic and drug delivery systems, utilizing proprietary technologies to satisfy unmet medical needs cost effectively. The Company's current efforts are primarily focused on two core areas: an automatic and continuous glucose monitoring device (the GlucoWatch-Registered Trademark- monitor) and transdermal drug delivery systems.

     The Company was incorporated in California in 1985 and was merged into a Delaware corporation in September 1995. The Company's principal executive offices are located at 400 Penobscot Drive, Redwood City, California 94063, and its telephone number at that address is (650) 369-4300.

     On August 11, 1998, John Hodgman was appointed President, Chief Executive Officer and Director by Cygnus' Board of Directors following the resignation of Gregory B. Lawless. In addition, Andre Marion, who is a Cygnus Director, was named Vice Chairman of the Board of Directors. Gary Cleary continues his duties as Chairman of the Board of Directors and Chief Technical Officer.

THE GLUCOWATCH -Registered Trademark- SYSTEM.

     The Company's GlucoWatch monitor represents a potential advance in diabetes care technology as compared to the currently prevailing "finger stick" blood monitoring method. The GlucoWatch monitor is designed to measure glucose automatically and continuously through the ease and convenience of a device worn like a wristwatch. Worldwide sales of blood glucose self-monitoring products were approximately $2.5 billion in 1997 (Boston Biomedical Consultants, Inc.). It is estimated that more than 40 million people in North America, Europe, Japan and Korea have diabetes. In the United States ("U.S.") alone, more than ten million people have been diagnosed, with another five million believed to have the condition. The number of people with diabetes is expected to continue to grow with the aging of the population, while the number of diagnosed cases is also expected to increase with changes in diagnostic standards and new diagnostic technologies. Clinical studies sponsored by the National Institutes of Health ("NIH") indicate that better management of glucose levels through more frequent testing would enable people with diabetes to reduce or significantly delay many serious diabetes-related health complications. However, largely due to the pain of repetitive finger sticking and the associated disruption of daily life, the Company believes most people with diabetes currently test their glucose levels less than half as often as recommended. As a result of the drawbacks of the finger stick method, the Company believes that there is a significant unmet demand for an automatic and continuous glucose-monitoring device.

     To address this unmet demand, the Company is developing the GlucoWatch monitor, which is expected to reduce or eliminate significant drawbacks of the finger stick testing technique. The device, which is worn like a wristwatch, is designed to automatically extract and measure glucose levels through intact skin up to three times per hour. The extracted glucose is collected in a consumable component called the AutoSensor, which is attached to the back of the device and replaced approximately every twelve hours. The GlucoWatch monitor potentially offers a combination of features not available in currently marketed devices, such as an electronic memory to store and display glucose levels; the ability to download stored information to personal computers to analyze glucose data and trends;

alerts indicating hypo- and hyperglycemic conditions; and event markers which record factors that affect glucose levels. The GlucoWatch monitor can be worn during the day and night for continuous glucose monitoring. The Company believes the GlucoWatch monitor will provide the frequent testing and trend analysis of glucose levels necessary to enable people with diabetes to better manage their condition and eliminate the repetitive pain and inconvenience associated with the finger stick monitoring method. The Company believes this unique combination of features will result in better control of glucose levels, improved quality of life and more cost-effective healthcare.

     In developing the GlucoWatch monitor, the Company has sought to design a device that would offer the above features and be safe and effective for home use by patients with diabetes. In December 1998, Cygnus completed extensive development clinical studies using a version of the GlucoWatch monitor designed for commercial sale. These studies were conducted on people with diabetes by independent clinical investigators across the U.S. The results of these studies demonstrated that the GlucoWatch monitor is able to measure glucose levels with accuracy and precision. The results of the most controlled testing portion of the development clinical studies exceeded Cygnus' internal performance accuracy target values. The protocols for the development clinical studies were designed to be the same as the protocols used in its registration clinical studies which, if successfully completed, will lead to its completed United States Food and Drug Administration ("FDA") submission for clearance to market the device. Although the Company believes its clinical results to date are encouraging, no assurance can be given that data generated in the registration clinical studies will be as favorable as data generated in clinical trials to date or that, even if such data are as favorable, such data will provide a sufficient basis for the approval of the GlucoWatch monitor by the FDA.

     On January 25, 1999 the Company submitted the first part of the Pre-Market Approval Application ("PMA") to the FDA. This submission included a variety of information, including manufacturing documentation. The Company intends to submit the remainder of the PMA by the end of June 1999. The product PMA will include analysis of a series of clinical studies totaling more than 500 people which were completed in December 1998, as well as at least two additional studies.

     In 1996, the Company entered into collaboration agreements with Becton Dickinson & Company ("Becton Dickinson") and Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi") for the commercialization of the GlucoWatch monitor. Under the Yamanouchi agreement, Cygnus granted Yamanouchi the marketing and distribution rights of the GlucoWatch monitor in Japan and Korea. Cygnus is eligible to receive up-front and milestone payments prior to commercialization and to receive a percentage of the product's future commercial success. Under the Becton Dickinson agreement, the Company had granted Becton Dickinson exclusive worldwide marketing and distribution rights, with the exception of Japan and Korea. On March 31, 1998, the Company announced the termination of its agreement with Becton Dickinson. Consequently, the Company will not receive any future milestone payments under the Becton Dickinson agreement and will not be obligated to share future revenue, if any, associated with commercialization of the GlucoWatch monitor. The Company is currently in discussions with a number of companies to establish an alliance for the commercialization of the GlucoWatch monitor to provide for distribution, sales, marketing, and customer service support in North America and Europe. There can be no assurance that the Company will be able to enter into new collaborative arrangements.

     In 1998, the Company entered into long term agreements with E.I. du Pont de Nemours & Company ("DuPont") for the development and supply of thick film materials for Cygnus' GlucoWatch monitor. A key component of the GlucoWatch monitor is the sensor, which Cygnus developed with DuPont's materials. The agreements call for continued cooperation for future sensor technology developments and continued supply of materials.

TRANSDERMAL DRUG DELIVERY SYSTEMS.

     Transdermal drug delivery systems provide for the controlled release of drugs directly into the bloodstream through intact skin. The Company's transdermal drug delivery products are thin multilayer systems, in the form of small adhesive patches. Transdermal delivery can provide a number of advantages over conventional methods of drug administration, including enhanced efficacy, increased safety, greater convenience and improved patient compliance. By delivering a steady flow of drugs into the bloodstream over an extended period of time, transdermal systems can avoid the "peak and valley" effect of traditional oral or injectable therapy and can enable more controlled, effective treatment. By avoiding first pass metabolism through the gastrointestinal tract and the liver, the therapeutically equivalent dosage for the transdermal delivery of certain compounds can be significantly less than the corresponding oral dosage, potentially reducing dosage-related side-effects.

     The Company's transdermal product line is focused on contraception, hormone replacement therapy and smoking cessation. The Company has received FDA approval for two products, one of which is currently marketed, the Nicotrol-Registered Trademark- (Pharmacia AB, Stockholm, Sweden) nicotine patch. The Company has strategic collaborations for its transdermal products with Ortho-McNeil Pharmaceutical, Inc. ("Ortho"), a subsidiary of Johnson & Johnson (contraception), American Home Products ("AHP") Corporation and Sanofi S.A. ("Sanofi") (hormone replacement therapy), and Pharmacia & Upjohn ("Pharmacia") (smoking cessation).

     The FemPatch-Registered Trademark- (Warner-Lambert Co., Morris Plains,
NJ) system, commercially launched in 1997, is a low-dose, 7-day estrogen replacement transdermal patch for the treatment of menopausal symptoms. Sanofi, the Company's worldwide licensee, had sublicensed U.S. marketing rights to Warner-Lambert. In November 1998, Warner-Lambert terminated its agreement with Sanofi, which also terminated the Supply Agreement between Warner-Lambert and the Company. Consequently, the Company does not expect product revenue related to the FemPatch system in 1999.

     In July 1998, the Company was notified by AHP, the licensee for two of the Company's transdermal hormone replacement products, that AHP wanted to discuss the status of their agreement with the Company. In November 1998, the Company and AHP entered into an Amendment to their Agreement. (For more on the AHP amendment, see "Contract Revenue," under Management's Discussion and Analysis of Financial Condition and Results of Operations.)

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

                                   PRODUCT PORTFOLIO

PRODUCT                INDICATIONS         STATUS (1)                        MARKETING
                                                                             RIGHTS

DIAGNOSTIC SYSTEMS:
CONTINUOUS, AUTOMATIC GLUCOSE MONITORING:

  GlucoWatch Monitor      Diabetes             Registration clinicals           Yamanouchi
                                                                                Cygnus

DRUG DELIVERY SYSTEMS:
TRANSDERMAL DRUG DELIVERY:

SMOKING CESSATION:

  Nicotrol Patch         Smoking cessation     Commercialized in North          Pharmacia & Upjohn, Inc.;
                                               America and certain European     Johnson & Johnson (2)
                                               countries


  Nicotine Patch         Smoking cessation     Pre-clinical                     Undisclosed

HORMONE REPLACEMENT:
  Low-Dose Estrogen
   7-Day:

  FemPatch System        Menopausal symptoms   Commercialized in North          Sanofi (3)
                                               America

  Estrogen 7-Day         Menopausal symptoms   Submitted New Drug               American Home Products
                                               Application ("NDA") and
                                               European Dossier

  Estrogen/Progestin:
  Combination 3.5-Day    Menopausal symptoms   Phase 3 clinicals                American Home Products

CONTRACEPTION:
  Estrogen/Progestin:
  Combination 7-Day      Contraception         Phase 3 clinicals                Johnson & Johnson (4)

OTHER PRODUCTS:
Clonazepam               Anti-epileptic        Pre-clinical                     National Institutes of
                                                                                Health ("NIH") (5)
Mucosal Disk             Breath freshening     Marketing Authorization Filed    Undisclosed
Mucosal Disk             Sore throat           Marketing Authorization Filed    Undisclosed

(1) The Company's drug delivery products are generally developed in the following stages: development, prototype, pre-clinical studies in preparation to file an Investigational New Drug Application ("IND"), clinical trials, and regulatory submission.
(2)   Pharmacia has worldwide rights and has sublicensed rights in North
      America to Johnson & Johnson.
(3) In November 1998, Warner-Lambert terminated its agreement with Sanofi, which also terminated the Supply Agreement between Warner-Lambert and the Company.
(4) The Company's agreement with Johnson & Johnson grants Johnson & Johnson exclusive rights to the estrogen/progestin combination 7-day contraception product.
(5)   Product being funded through the first clinical trial by an NIH grant.

AUTOMATIC AND CONTINUOUS GLUCOSE MONITORING

MARKET OPPORTUNITY

     People with diabetes measure blood glucose levels to adjust their diet and insulin use to better control their glucose levels in order to prevent diabetes-related complications. Currently, to measure their glucose levels, people with diabetes must stick their fingers with a lancet, draw blood and place a drop of blood on a glucose reagent strip inserted in an instrument which provides a glucose reading. Each day of testing can involve numerous sticks and the complete procedure is not only painful but disruptive to daily life. As a result of this pain and disruption, the Company believes most people with diabetes monitor their blood glucose levels less than twice per day, instead of the recommended four to seven times per day. Even at this level of testing, the market for products for self-monitoring of glucose levels by people with diabetes is quite substantial.

     Worldwide sales of products for the self-monitoring of blood glucose levels were approximately $2.5 billion in 1997. The Company believes that approximately 80% to 90% of the sales were related to disposable glucose reagent strips for finger stick monitoring (Boston Biomedical Consultants, Inc.). In the U.S., a relatively small segment of people with diabetes who measure their glucose level account for the majority of testing; for example, of these people, just 19% (about 1.6 million) account for 52% of the tests performed. It is estimated that more than 40 million people in North America, Europe, Japan and Korea have diabetes. In the U.S. alone, more than ten million people have been diagnosed with diabetes, with another five million believed to be undiagnosed. The number of people diagnosed with diabetes has been growing and is expected to continue to grow due to the aging of the population, changes in diagnostic standards and new diagnostic technologies. Specifically, the diagnostic standards in the U.S. have been changed such that a fasting plasma glucose value of greater than or equal to 126 mg/dL now indicates a diagnosis of diabetes, whereas such diagnosis previously required a value of greater than or equal to 140 mg/dL. Diabetes can lead to severe complications over time, including blindness, loss of kidney function and peripheral neuropathy, causing circulation problems to the arms and legs and pain and potential amputation. The American Diabetes Association ("ADA") estimated that the complications arising from diabetes cost the U.S. healthcare system in excess of $45 billion in 1992. These complications are largely a consequence of years of poor management of glucose levels by people with diabetes. Results of the Diabetes Control and Complication Trial, a major clinical trial sponsored by the National Institutes of Health ("NIH") and published in 1993, showed that more frequently monitored blood glucose levels and rigid adherence to a program of diet, exercise and insulin injections could prevent or significantly delay the onset of many of the long-term complications of diabetes.

THE GLUCOWATCH MONITOR

     The Company believes that there is an unmet demand for automatic and continuous glucose monitoring. To address this unmet demand, the Company has developed the GlucoWatch monitor, which is worn like a wristwatch and, after calibrating each new AutoSensor with a standard blood glucose monitor, automatically extracts and measures glucose levels painlessly through intact skin every twenty or thirty minutes. The GlucoWatch monitor then displays and stores current and past glucose levels and trend data. The extracted glucose is collected in a consumable component called the AutoSensor, which is attached to the back of the device and replaced approximately every twelve hours. The GlucoWatch monitor potentially offers, in a portable and discreet device, a combination of features not available in currently marketed devices. These include frequent data collection, electronic memory to store and display glucose levels, personal computer downloading for trend analysis, alerts indicating hypo- and hyperglycemic conditions and event markers which record factors that affect glucose levels. The GlucoWatch monitor is designed to be worn day and night for continuous glucose monitoring. The GlucoWatch monitor is expected to reduce or eliminate significant drawbacks of the finger stick technique, such as the pain of repetitive sticking and the disruption of normal activities caused by indiscreet, cumbersome procedures. The Company believes the GlucoWatch monitor can lead to improved disease management, enabling people with diabetes to prevent or delay severe complications associated with the condition.

     The GlucoWatch monitor extracts glucose molecules through intact skin utilizing a patented sampling process called electroosmosis (or "reverse iontophoresis"). The extracted glucose is collected and measured by an AutoSensor, a replaceable component which includes an enzyme-containing hydrogel and electrodes for electroosmotic extraction and biosensing. The glucose collected in the AutoSensor triggers an electro-chemical reaction in the AutoSensor, generating electrons. The biosensor measures the electrons and an application specific integrated circuit ("ASIC") in the GlucoWatch monitor equates the number of electrons to a concentration of glucose in the blood. The GlucoWatch monitor automatically measures glucose levels at twenty minute intervals. The GlucoWatch monitor displays the most recent readings and trends at the push of a button. Its electronic memory capabilities permit the retrieval and downloading of data, allowing longer-term trend analysis for better disease management.

     The GlucoWatch monitor system was designed to be simple and easy to use. Each day the rechargeable battery is replaced. In addition, an AutoSensor is attached on the back of the GlucoWatch monitor, which will provide twelve hours of glucose measurements after a three-hour warm-up period. A finger stick blood glucose measurement is input into the GlucoWatch monitor for calibration. Measurements will then be generated painlessly, bloodlessly and automatically by the GlucoWatch monitor, providing up to thirty-six glucose measurements over a twelve-hour period.

     The Company believes approximately 80% to 90% of current sales in the glucose monitoring market come from the consumable test strips on which a drop of blood is placed and inserted into a meter. The GlucoWatch monitor uses a similar approach. The "monitoring device" is designed to function for a number of years, while the consumable AutoSensor is designed to provide twelve hours of measurements.

REGULATORY APPROVAL

     For FDA approval of the GlucoWatch monitor, the Company is currently conducting registration clinical studies. In response to conversations with the FDA, the Company intends to complete the submission of a Pre-Market Approval Application ("PMA") by June 1999 for the GlucoWatch monitor for adults with diabetes. On January 25, 1999 the Company submitted the first part of the PMA to the FDA. This submission included a variety of information, including manufacturing documentation.

     Although the Company believes its clinical results to date are encouraging, no assurance can be given that data generated in the registration clinical studies will be as favorable as data generated in clinical trials to date or that, even if such data are as favorable, such data will provide a sufficient basis for the approval of the GlucoWatch monitor by the FDA. In addition, there can be no assurance that if the product is cleared for marketing by the FDA that all of the potential features of the GlucoWatch monitor would be approved for use or that the intended usage described above would be approved.

COMPETITION

     The glucose monitoring market is highly competitive. Currently the market is dominated by finger stick blood glucose monitoring products. This monitoring technique presents a number of barriers to generating more frequent blood glucose measurements, including the pain of repetitive finger lancing and the disruption of normal activities, as people with diabetes typically do not want to go through the finger stick process in public. Several companies are attempting to develop non-invasive or less invasive methods to monitor glucose levels. One technology that a number of companies are pursuing is the use of infrared spectroscopy, which uses radiation to measure glucose levels. Other companies are attempting to develop a variety of methods to extract interstitial fluid and measure the glucose concentration therein. The Company believes that none of the currently marketed finger stick products nor other products in development have the range of features and benefits offered by the GlucoWatch monitor to address the unmet needs.

TRANSDERMAL DRUG DELIVERY SYSTEMS

     Transdermal drug delivery systems provide for the controlled release of drugs directly into the bloodstream through intact skin. The Company's transdermal drug delivery products are thin multilayer systems, in the form of small adhesive patches. Transdermal delivery can provide a number of advantages over conventional methods of drug administration, including enhanced efficacy, increased safety, greater convenience and improved patient compliance. By delivering a steady flow of drugs into the bloodstream over an extended period of time, transdermal systems can avoid the "peak and valley" effect of traditional oral or injectable therapy and can enable more controlled, effective treatment. By avoiding first pass metabolism through the gastrointestinal tract and the liver, the therapeutically equivalent dosage for the transdermal delivery of certain compounds can be significantly less than the corresponding oral dosage, potentially reducing dosage-related side-effects.

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

CONTRACEPTION

     The contraceptive market is estimated, by industry sources, to have had 1997 worldwide sales of $2.9 billion. The market is dominated by oral contraceptive pills. There are no transdermal patches currently marketed for contraception. The Company believes a seven-day contraceptive patch could lead to improved dosing compliance and is developing such a product under an agreement with Ortho-McNeil Pharmaceutical, Inc. ("Ortho"), a subsidiary of Johnson & Johnson. Ortho has exclusive worldwide marketing rights to the product. Cygnus has received up-front payments and will receive milestone payments as well as a percentage of net sales, if and when the product is commercialized, and is responsible for the development and manufacture of the product. This product is currently in Phase 3 clinical trials.

HORMONE REPLACEMENT

     The hormone replacement market is large, with $1.33 billion in sales worldwide in 1997, and is expected to grow as more women reach the age of menopause (Med Ad News, May 1998). The Company believes that its transdermal hormone replacement products have a competitive advantage over certain transdermal hormone replacement products as a result of superior patient comfort profile as well as applicable seven-day extended delivery systems.

     Cygnus has two hormone replacement products in development: a 7-day estrogen patch, for which the New Drug Application ("NDA") has been submitted to the FDA, and the European Dossier has been submitted to the European authorities; and a 3.5-day estrogen/progestin combination patch, which is currently in Phase 3 clinical trials. These products are being developed under an agreement with American Home Products. Under the terms of the agreement, American Home Products has worldwide marketing rights with respect to the products resulting from the collaboration. Cygnus received up-front fees and is entitled to receive milestone payments as well as a percentage of net sales on all products to be manufactured by Cygnus for the worldwide market. In addition, AHP pays for all clinical trial expenses. Cygnus is otherwise responsible for financing the development and manufacture of the products. Cygnus will pay Sanofi a percentage of net sales on the two products licensed to American Home Products subject to certain minimums. In July 1998, the Company was notified by AHP that AHP wanted to discuss the status of their agreement with the Company. In November 1998, the Company and AHP entered into an Amendment to their Agreement. (For more on the AHP amendment see "Contract Revenue," under Management's Discussion and Analysis of Financial Condition and Results of Operations.)

     The FemPatch system, commercially launched in 1997, is a low-dose, 7-day estrogen replacement transdermal patch for the treatment of menopausal symptoms. Sanofi, the Company's worldwide licensee, has sublicensed U.S. marketing rights to Warner-Lambert. In November 1998, Warner-Lambert terminated its agreement with Sanofi, which also terminated the Supply Agreement between Warner-Lambert and the Company.

SMOKING CESSATION

     The smoking cessation market is estimated to have had 1997 worldwide sales of $555.0 million (Drug Store News, September 7, 1998). The Company's Nicotrol product was initially introduced in the U.S. as a prescription product in 1992 and subsequently approved for over-the-counter sale in the U.S. in 1996. The Nicotrol patch is currently marketed in North America by Johnson & Johnson and in many European countries by Pharmacia. Cygnus receives royalties on the worldwide sales of the Nicotrol patch. Cygnus is also collaborating with an undisclosed partner for a different over-the-counter nicotine transdermal system. This product is currently in the pre-clinical stage.

DEPENDENCE ON NEW PRODUCTS; UNCERTAINTY OF MARKET ACCEPTANCE

     For the Company to be successful, it will need to develop, license, or acquire new products. Several products based on the Company's technologies are currently under development by Cygnus and its licensees. Many of these products (including the GlucoWatch monitor) will require significant additional development and investment, including preclinical and clinical testing, prior to their commercialization. From time to time the Company has experienced delays or setbacks in the development of certain of its products. For example, the Company experienced development delays in the miniaturization of the GlucoWatch monitor. There can be no assurance that the Company will be able to successfully address problems that may arise during the development and commercialization process. In addition, there can be no assurance that such products or future products (including the GlucoWatch monitor) can or will be successfully developed, prove to be safe and effective in clinical trials, meet applicable regulatory standards, be capable of being manufactured in commercial quantities at reasonable cost, be marketed successfully or achieve market acceptance. Product development efforts can be terminated by the Company or its licensees and there can be no assurance that initial product development efforts or third party collaborations will be successful. If any of the Company's development programs are not successfully completed, required regulatory approvals or clearances are not obtained, or products for which approvals or clearances are obtained are not commercially successful, the Company's business, financial condition and results of operations could be materially and adversely affected.

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

     Before the Company can market the GlucoWatch monitor, it must first conduct registration clinical trials using a version of the product designed for commercial sale, prepare a submission to the FDA and obtain clearance or approval from the FDA. Approval from other U.S. or foreign government regulatory agencies may also be required. Each of these stages will involve certain risks and challenges. The Company has completed research clinical studies using a commercial version of the product and is conducting registration clinical trials for submission to the FDA. There can be no assurance that the commercial product will produce results that support the necessary regulatory filings and approvals. In addition, if the Company receives the necessary regulatory approvals for the GlucoWatch monitor, there can be no assurance that unforeseen problems will not occur in product manufacturing and commercial scale-up or marketing or product distribution. Any such occurrence could significantly delay the commercialization of the GlucoWatch monitor or prevent its market introduction entirely. Furthermore, if the GlucoWatch monitor is successfully developed, the commercial success of the GlucoWatch monitor will depend on its acceptance in the market.

GOVERNMENT REGULATION; NO ASSURANCE OF REGULATORY APPROVALS

     The design, manufacturing, labeling, distribution and marketing of the Company's products are subject to extensive and rigorous government regulation in the U.S. and certain other countries where the process of obtaining and maintaining required regulatory clearance or approvals is lengthy, expensive and uncertain. In order for the Company to market its products in the U.S., the Company must obtain clearance or approval from the FDA. To date, the Company has two products which have received FDA approval, the Nicotrol patch and the FemPatch system. Before a regulatory submission can be filed with the FDA, a product must undergo extensive clinical trials. The Company's drug delivery systems require the filing of a NDA or an Abbreviated New Drug Application ("ANDA") with the FDA and the FDA's approval of the NDA or ANDA. Devices such as the GlucoWatch monitor under development by the Company will require the filing and FDA clearance or approval of a medical device submission. The time required for regulatory approval of the Company's products after a filing is uncertain. There can be no assurance that problems will not arise that could delay or prevent the commercialization of the Company's products or that the FDA and foreign regulatory agencies will be satisfied with the results of clinical trials or approve the marketing of any products. Moreover, even if regulatory approval is granted, such approval may include significant limitations on indicated uses for which any such products could be marketed.

     On January 25, 1999 the Company submitted the first part of the PMA to the FDA for the GlucoWatch monitor. This submission included a variety of information, including manufacturing documentation. The Company intends to submit the remainder of the PMA by the end of June 1999. The product PMA will include analysis of a series of clinical studies totaling more than 500 people which were completed in December 1998, as well as at least two additional studies.

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

     In order for the Company to market its products in Europe and certain other foreign jurisdictions, the Company and its distributors and agents must obtain required regulatory registrations or approvals and otherwise comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. Specifically, certain foreign regulatory bodies have adopted various regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. In order to commence sales of the GlucoWatch monitor in Europe, the Company must receive CE mark certification, which is an international symbol of quality and compliance with applicable European medical device directives. To obtain CE certification, the Company must pass a review of the GlucoWatch monitor technical file by a European Community notified body. Failure to receive CE mark certification or other foreign regulatory approvals could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will obtain any other required regulatory registrations or approvals in such countries or that it will not be required to incur significant costs in obtaining or maintaining such regulatory registrations or approvals. Delays in obtaining any registrations or approvals required to market the Company's products, failure to receive these registrations or approvals, or future loss of previously obtained registrations or approvals could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company's primary competitors in the glucose monitoring industry are expected to be companies that currently market finger stick method products. These companies have established products and distribution channels. In addition, a number of companies are engaged in the development of products using technology that is different than that used by Cygnus, but that are also intended to permit less painful or painless glucose monitoring. These technologies include infrared spectroscopy, which uses radiation to measure glucose levels, and a variety of methods (including, in one case, transdermal technology) to extract interstitial fluid and measure the glucose concentration therein. The Company is not aware of any products under development that potentially offer the range of benefits of the GlucoWatch monitor. However, there can be no assurance that these products will not be more accepted in the marketplace than the GlucoWatch monitor or will not render the Company's glucose monitor uncompetitive or obsolete. A number of companies have developed or are seeking to develop new drugs to treat diabetes that could reduce demand for glucose monitoring systems. In addition, many of the Company's competitors and potential competitors have substantially greater resources, research and development staffs and facilities than the Company and have significantly greater experience than the Company in developing, manufacturing and marketing glucose monitoring devices. Competition within the glucose monitoring industry could also result in price reductions for glucose monitoring devices such that the Company may not be able to sell the GlucoWatch monitor at a price level adequate for the Company to realize a return on its investment.

     The drug delivery industry is a rapidly evolving field. A number of other companies, including major pharmaceutical companies, are also developing and marketing transdermal and other similar systems for the controlled delivery of drugs. Products currently on the market or under development by competitors deliver the same drugs or other drugs to treat the same indications as many of the products under development by the Company. The first pharmaceutical product to reach the market in a therapeutic area often obtains and maintains significant market share relative to later entrants to the market. The Company's transdermal products will also compete with drugs marketed not only in similar drug delivery systems but also in traditional dosage forms such as oral administration, bolus injection and continuous infusion. New drugs, new therapeutic approaches or future developments in alternative drug delivery technologies, such as time-release capsules, liposomes, inhalants, and implants, may provide therapeutic or cost advantages over the drug delivery systems being developed by the Company.

MANUFACTURING; DEPENDENCE ON THIRD PARTY SUPPLIERS

     Any manufacture of the Company's products is subject to current good manufacturing practices ("cGMP") requirements prescribed by the FDA and other standards prescribed by the appropriate regulatory agency in the country of use. Additionally, the Company's agreements with licensees either specify pricing formulas for products manufactured and sold by Cygnus to its licensees or specify that prices will be negotiated in the future. There can be no assurance that prices for the Company's products will cover the manufacturing costs for these products in light of the Company's limited manufacturing experience and general supply and demand conditions in the marketplace.

     The Company's GlucoWatch monitor has not yet been manufactured for commercial sale, and the Company has no experience manufacturing the GlucoWatch monitor in the volumes that would be necessary for the Company to achieve significant commercial sales. To successfully commercialize the GlucoWatch monitor, the device will have to be manufactured in compliance with regulatory requirements, in a timely manner and in sufficient quantities while maintaining product performance, quality and acceptable manufacturing costs. There can be no assurance that the Company will be able to establish and maintain reliable, full scale manufacturing of the GlucoWatch monitor at commercially reasonable prices. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving product performance, production yields, quality control and assurance and shortages of personnel. In addition, manufacturing facilities will be subject to cGMP regulations, including possible preapproval inspection, international quality standards and other regulatory requirements. Difficulties encountered by the Company in manufacturing scale-up or failure by the Company to implement and maintain manufacturing facilities in accordance with cGMP regulations, international quality standards or other regulatory requirements could result in a delay or termination of production, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The GlucoWatch monitor will be manufactured from components purchased from outside suppliers, most of which are the Company's single source for such components. In the event the Company is unable to obtain these components from its suppliers, the Company would be required to obtain components from alternate suppliers. Any interruption in the supply of GlucoWatch monitor components could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company received ISO 9002 certification in 1997. Consequently, the Company expects to receive approval for the use of the "CE" mark for sales of its products in Europe in 1999.

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

     The Company leases a 21,000 square foot manufacturing facility which has been used in both commercial and clinical supply production. The Company believes it has sufficient capacity to support the planned market introduction of its current drug delivery products for the next 3-5 years. The Company is currently establishing its commercial AutoSensor manufacturing operations in an existing third-party facility. Each of the foregoing facilities complies with applicable regulatory requirements.

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

SENIOR CONVERTIBLE NOTES

     In February 1998, the Company entered into Note Purchase Agreements with certain institutional investors to issue and sell approximately $43 million of 4% Senior Subordinated Convertible Notes due in 2005 (the "Notes"). On October 28, 1998, the Company restructured the Notes. Key provisions in the restructured Notes include the repayment of $18.5 million in principal (reducing the principal balance from $43 million to $24.5 million) in October 1998, a delay in the convertibility of the majority of the Notes to June 30, 1999 or after, modification of conversion prices of the Notes, the ability of the Company to redeem at par at any time all or part of the new principal amount of the Notes, an increase in the interest rate to 5.5% paid annually on the new principal balance and the change in the final maturity of the Notes to October 1, 2000.

     Under the terms of the restructured Notes, all of the remaining $24.5 million principal amount of the Notes are redeemable by the Company at par including accrued interest. In addition, $18.5 million of the Notes will not be able to be converted into Common Stock by the Note Holders until June 30, 1999 or later, effectively a five-month delay from the original terms of the Notes. The restructured Notes were divided into three tranches. The first tranche had an original principal amount of $6 million and was convertible in whole or in part into Common Stock at any time, at a price that was fixed until June 30, 1999 ($3.54), and was subject to a potential upward adjustment on February 1, 1999 based on certain market formulas. As of December 31, 1998, $1.9 million of the first tranche had been converted into Common Stock. The balance of the first tranche was fully converted in January 1999. The second tranche also has an original principal amount of $6 million and cannot be converted into Common Stock until June 30, 1999, at which time it becomes convertible in whole or in part. On June 30, 1999, the conversion price of the second tranche will be $6.89, which was established on February 1, 1999, based on certain market formulas. Subsequent to June 30, 1999, the conversion price of the second tranche will be determined based on other market formulas. The third tranche of the restructured Notes has an original principal amount of $12.5 million and cannot be converted into Common Stock until July 1, 1999. Beginning July 1, 1999, no more than 15% of the second and third tranches may be converted per calendar month at a conversion price formulated from market prices. Any portions of the 15% monthly amounts of the second and third tranches that are not converted in the relevant month may be rolled over for conversion in future months. If the Company called the second tranche of Notes ($6 million) for redemption before February 1, 1999, the Note Holders would have been entitled to convert not more than 50% of such Notes called before the redemption occurs. No such call was made by the Company prior to February 1, 1999. If the Company calls the third tranche of Notes ($12.5 million) for redemption before July 1, 1999, the Note Holders will not be entitled to convert any portion of such tranche so called. The Note Holders will otherwise be entitled to convert Notes called for redemption before the redemption occurs, at conversion prices based on market formulas.

     The terms of the restructured Notes contained beneficial conversion features relative to the first tranche which resulted in a non-cash charge to earnings of $4.2 million. Future tranches of the restructured Notes may also have similar beneficial conversion features. Such beneficial features, if any, are contingent upon future events including timing of conversion and market prices at the time of conversion and accordingly the Company is not able to estimate any potential charges at this time.

PATENTS AND PROPRIETARY RIGHTS

     It is the Company's policy to aggressively protect its investments in technology and marketing by filing patent and trademark applications in the U.S. and key foreign countries. The Company also relies on trade secrets, know-how, licensing opportunities, and collaborative relationships to develop and maintain its competitive position.

     As of December 1998, the Company had approximately 45 issued U.S. patents and about 94 foreign patents issued or allowed. These patents cover various aspects of transdermal technology, including transdermal patch formulations (such as those used in hormone replacement therapy, contraception, and nicotine dependence therapy) and glucose monitoring systems. The Company has more than 100 patent applications pending worldwide, including the U.S. The Company has 3 U.S. trademark registrations, with 5 trademark applications pending; and 19 foreign trademark registrations, with 52 trademark applications pending.

     The Company's GlucoWatch system incorporates technology developed in-house as well as technology licensed exclusively to the Company by the Regents of the University of California ("Regents"). Regents holds several U.S. patents covering technology for transdermal extraction of glucose and other analytes. Corresponding foreign patent applications are also pending or granted. The Company has an exclusive license worldwide under these patents.

EMPLOYEES

     As of December 31, 1998, the Company had 143 full time employees. Of this total number of employees, 59 were engaged in research and development, including process development, 34 in scientific affairs and quality assurance, 29 in general administrative, and 21 in operations. None of the Company's employees is represented by a labor union. Cygnus has experienced no work stoppages and it believes its employee relations are good.

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

ITEM 2.  PROPERTIES

     Cygnus leases approximately 92,000 square feet in four buildings. Three are located in Redwood City, California and the fourth is located in Menlo Park, California. The first, approximately 38,000 square feet, is the headquarters building, used for laboratories and administrative offices. The second, approximately 21,000 square feet, is used for manufacturing, laboratories and support offices. The third facility, also in Redwood City, California, has approximately 11,000 square feet, of which approximately 8,000 square feet are utilized for additional administrative offices. The fourth facility, which is located in Menlo Park, has approximately 22,000 square feet, and is used for storage of manufacturing materials and final products.

     The three facilities in Redwood City are leased through 2003 with an option to renew at the then-prevailing market rent through 2008. The facility in Menlo Park is leased over a three year period ending in October 1999.

     The manufacturing facility was designed and constructed to comply with ISO 9002 and cGMP standards. Cygnus holds drug and medical device manufacturing licenses from the California Department of Health Services, has an application on file with the U.S. Drug Enforcement Agency for the manufacture of controlled drug products in this facility, and is registered with the FDA as a drug establishment. The Company believes it has sufficient capacity to meet current operating requirements and satisfy foreseeable future demands for its current drug delivery products. The Company is currently establishing its commercial AutoSensor manufacturing operations in an existing third-party facility which complies with applicable regulatory requirements.

     As the Company completes the development of its products, it will begin evaluating its existing manufacturing plans, under which a new manufacturing site may become necessary.

ITEM 3.  LEGAL PROCEEDINGS

     On November 20, 1998, the American Arbitration Association issued the final award on the arbitration proceedings between Cygnus and Pharmacia & Upjohn ("Pharmacia") relating to the Nicotrol patch, Cygnus' smoking cessation patch. Pursuant to the findings from the arbitration proceedings, Cygnus was awarded $4.3 million for prevailing in some of its claims and Pharmacia was awarded $1.6 million for prevailing in some of its claims. Accordingly, Cygnus realized a net amount of $2.7 million. By way of background, Cygnus initiated these proceedings in May 1997 based on an agreement between Cygnus and Pharmacia, which provided that Pharmacia would be obligated to pay Cygnus for, among other things, existing inventory costs and certain purchase order commitments. Pharmacia disputed their obligations regarding certain of the inventory costs and certain purchase order commitments. In March 1998, Pharmacia added a counterclaim against Cygnus in the arbitration, seeking approximately $1.5 million in reimbursement for an alleged overpayment in royalties for Nicotrol units shipped in 1996 and 1997. Cygnus' claim and Pharmacia's counterclaim commenced on June 15, 1998 before a panel of the American Arbitration Association. This final and unappealable decision settles all claims and counterclaims submitted to this Arbitration by the Parties. See the Company's quarterly reports on Form 10-Q for the quarter ended March 31, 1998, June 30, 1998 and September 30, 1998, filed with the Securities and Exchange Commission ("SEC") on May 15, 1998,
August 4, 1998 and November 16, 1998, respectively, and the Company's annual report on Form 10-K for the year ended December 31,1997, filed with the SEC on February 6, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A Special Meeting of Stockholders of Cygnus, Inc. was held on December 1, 1998. The following item was voted upon by the stockholders:

                                                                           Votes
                                                  ----------------------------------------------------------
                                                                                                   Broker
                                                  Affirmative       Negative      Abstain         Non-Votes
                                                  ------------      --------      --------        ----------

To approve the Company's amendment of
the Restated Certificate of Incorporation to
effect a one-for-three reverse stock split
Proposal of the Company's outstanding
Common Stock as set forth in the Cygnus,           16,773,772        547,427       91,601                  0
Inc. Proxy Statement for Special Meeting of
Stockholders, dated November 10, 1998.
(For further details, see "Management's
Discussion and Analysis of Financial
Condition and Results of Operation".)

                                           EXECUTIVE OFFICERS

     The executive officers of the Company, who serve at the discretion of the Board of Directors, are as follows, in alphabetical order:

NAME                           AGE            TITLE

Neil R. Ackerman, Ph.D.        55             Senior Vice President, Research & Development

Craig W. Carlson               51             Appointed Chief Financial Officer and Senior
                                              Vice President, Finance effective December 8,
                                              1998

Gary W. Cleary, Ph.D.          56             Chairman of the Board of Directors and Chief
                                              Technical Officer

James F. Grady, Jr., Ph.D.     50             Senior Vice President, Human Resources &
                                              Administration

John C. Hodgman                45             Appointed President, Chief Executive Officer and
                                              Director effective August 11, 1998

Stephen N. Kirnon              36             President, Drug Delivery Division

Andre S. Marion                63             Appointed Vice Chairman of the Board of
                                              Directors effective August 11, 1998

Barbara G. McClung             44             Vice President, General Counsel and appointed
                                              Secretary effective December 8, 1998

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

     MR. CARLSON was appointed Chief Financial Officer and Senior Vice President, Finance effective December 8, 1998. He joined Cygnus in July 1993 as Vice President, Corporate Communications, then became Vice President, Strategic Planning and Corporate Marketing. Mr. Carlson most recently served as Senior Vice President, Finance, with responsibilities for the finance, information technology and corporate communications functions at

Cygnus. From 1988 to July 1993, he was Vice President and Group Director at Young & Rubicam Advertising in San Francisco. Prior to that, Mr. Carlson was Vice President of Campbell-Mithun Advertising. He holds a B.A. from Union College and an M.B.A. from Stanford University.

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

     DR. GRADY joined the Company in May 1993 as Vice President, Human Resources. From June 1995 to September 1997, Dr. Grady also served as Vice President of Operations at the Company. In September 1997, he was appointed Senior Vice President, Human Resources and Administration. From January 1989 to May 1993, Dr. Grady led the human resources department for a division of Beckman Instruments. From 1986 to January 1989, Dr. Grady held various positions with SmithKline Beckman (now SmithKline Beecham), including Director of Compensation & Organizational Development for its worldwide research and development business unit. He received a B.S. in Psychology and a Ph.D. in Education from the University of Pittsburgh.

     MR. HODGMAN was appointed President, Chief Executive Officer and Director in August 1998. From May 1995 to August 1998, Mr. Hodgman served as President, Cygnus Diagnostics, for which he was responsible for all commercialization efforts for the GlucoWatch monitor, and Chief Financial Officer. Mr. Hodgman joined Cygnus in August 1994 as Vice President, Finance and Chief Financial Officer. Prior to joining Cygnus, Mr. Hodgman served as Vice President of Operations and Finance and Chief Financial Officer for Central Point Software, a personal computer and networking software company. Prior to that, he was the Vice President of Finance and Administration and Chief Financial Officer of Ateq Corporation. Mr. Hodgman holds a B.S. degree from Brigham Young University and an M.B.A. from the University of Utah.

     MR. KIRNON joined Cygnus in April 1993 as Director, Business Development and, subsequently, he was promoted to Vice President, Business Development. In September 1997, Mr. Kirnon was promoted to President, Drug Delivery Division, and he is responsible for all efforts of the Drug Delivery Division. Prior to joining Cygnus, Mr. Kirnon served as the National Sales & Marketing Manager for BioGenex, Inc. Prior to that, he held various positions in sales, marketing, and operations as part of the fast track management program for SmithKline Beecham. Mr. Kirnon holds a B.A. in Biochemical Sciences from Harvard University and an M.B.A. from Pepperdine University in General Management.

     MR. MARION, a Cygnus Director, was named Vice Chairman of Cygnus in August 1998. Mr. Marion founded Applied Biosystems, Inc., a supplier of instruments for biotechnology research, and served as President, Chief Executive Officer and Chairman of the Board prior to its merger with The Perkin-Elmer Corporation in 1993. He then served as Vice President, The Perkin-Elmer Corporation and President of the Applied Biosystems Division until his retirement in February 1995. Mr. Marion is also a director of Molecular Devices Corp., Applied Imaging and a private company.

     MS. McCLUNG joined the Company in January 1998 as Vice President, Intellectual Property. In August 1998, Ms. McClung was promoted to Vice President and General Counsel. Ms. McClung was also appointed Secretary, effective December 8, 1998. From August 1990 to January 1998, she was Corporate Patent Counsel at Chiron Corporation. Prior to that she was Patent Counsel at DuPont. She is a member of the California, Delaware, and Pennsylvania bars as well as being a registered patent attorney before the US Patent and Trademark Office. Ms. McClung received a JD from the University of Pennsylvania Law School, as well as a B.A. from the University of California, San Diego, and an M.A. from the University of Pennsylvania.

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

     The Company's Common Stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market -SM- under the symbol "CYGN." The following table sets forth, for the periods indicated, the high and low closing sale prices per share of the Common Stock as reported by the national market.


                 1998:                         High          Low
                                               ----          ---

                       First Quarter           $20 5/8        $16
                       Second Quarter           13 1/2          5 25/32
                       Third Quarter            10 1/4          3 1/16
                       Fourth Quarter            6 7/8          2 5/8

                 1997:                         High           Low
                                               ----           ----

                       First Quarter          $16 5/8         $13 3/8
                       Second Quarter          17 1/4          10 5/8
                       Third Quarter           19 3/4          16
                       Fourth Quarter          24 5/8          18 3/4


     As of December 31, 1998, there were approximately 557 record holders of the Company's Common Stock. Cygnus has not paid any cash dividends since its inception and does not expect to pay any cash dividends on its Common Stock in the foreseeable future. In addition, the Company is precluded from paying any dividends under certain of its financing arrangements.

ITEM 6.   SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below are derived from the audited consolidated financial statements of Cygnus, Inc. The financial consolidated statements as of December 31, 1998, 1997 and for each of the three years in the three-year period ended December 31, 1998 are included elsewhere herein. The selected financial data as of December 31, 1996, 1995, and 1994 and for each of the years in the two-year period ended December 31, 1995, are derived from audited consolidated financial statements not included herein. The data should be read in conjunction with the consolidated financial statements and related notes, the information set forth under "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and other financial information included herein.

No dividends have been paid for any of the periods presented.

                                                                       Year Ended December 31,
                                                    ---------------------------------------------------------
                                                    1998          1997         1996         1995         1994
                                                    ----          ----         ----         ----         ----
                                                                (In thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

  Product revenues                                 $    587    $  4,212      $  17,211    $  3,704    $  1,917
  Contract revenues                                  10,178      14,106         13,085      12,579      14,533
  Royalty and other revenues                            890      11,184          5,907       2,723       4,820
                                                    -------      ------        -------      ------      ------
       Total revenues                                11,655      29,502         36,203      19,006      21,270

  Costs and expenses:
    Costs of products sold                            3,478      10,413         16,659       4,746       3,293
    Research and development                         32,149      22,328         23,165      20,029      21,605
    Marketing, General and
     Administrative                                  11,730       8,695          9,296       7,369       5,491
    Arbitration settlement                               --      39,666             --          --          --
    Purchase of in-process research
     and development                                     --          --             --          --       9,000
                                                    -------      ------        -------      ------      ------
       Total costs and expenses                      47,357      81,102         49,120      32,144      39,389
                                                    -------      ------        -------      ------      ------
  Loss from operations                              (35,702)    (51,600)       (12,917)    (13,138)    (18,119)
  Other income and expense                           (3,726)      1,140          1,865         296         759
                                                    -------      ------        -------      ------      ------

  Net loss                                         $(39,428)   $(50,460)      $(11,052)   $(12,842)    $(17,360)
                                                    -------      ------        -------      ------      ------
                                                    -------      ------        -------      ------      ------
  Basic and diluted net loss per share             $  (1.95)   $  (2.67)      $  (0.60)   $  (0.79)    $  (1.24)
                                                    -------      ------        -------      ------      ------
                                                    -------      ------        -------      ------      ------
     Shares used in computation of basic and
        diluted net loss per share                   20,226      18,928         18,544      16,265       13,947
                                                    -------      ------        -------      ------      ------
                                                    -------      ------        -------      ------      ------

                                                                       Year Ended December 31,
                                                    ---------------------------------------------------------
                                                    1998          1997         1996         1995         1994
                                                    ----          ----         ----         ----         ----
                                                                             (In thousands)
CONSOLIDATED BALANCE SHEET DATA:
  Working capital                                  $ 11,542     $ 9,941       $ 36,386    $ 38,555    $ 18,041
  Total assets                                       43,454      49,277         68,798      57,854      38,116
  Long-term obligations                              60,220      33,234         13,437       8,331       7,398
  Accumulated deficit                              (175,955)   (136,527)       (86,067)   (75,015)     (62,174)
  Stockholders' equity (net capital deficiency)     (32,767)    (13,800)        31,213     38,252       18,117

                                                            18

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES RELATING TO THE FUTURE FINANCIAL PERFORMANCE OF CYGNUS, INC. ("CYGNUS" OR THE "COMPANY), AND ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, STOCKHOLDERS AND INVESTORS SHOULD SPECIFICALLY CONSIDER THE VARIOUS FACTORS IDENTIFIED UNDER THE CAPTION "RISK FACTORS" CONTAINED IN THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCES OF UNANTICIPATED EVENTS.


GENERAL

     Cygnus is engaged in the development and manufacture of diagnostic and drug delivery systems, utilizing its proprietary technologies to satisfy unmet medical needs cost-effectively. The Company's current efforts are primarily focused on two core areas: a continuous and automatic glucose monitoring device (the GlucoWatch system) and transdermal drug delivery systems.

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

     Cygnus' licensees and distributors generally have the right to abandon a product development effort at any time for any reason without significant penalty. Such cancellations may result in delays, suspension or abandonment of clinical testing, the preparation and processing of regulatory filings and product development and commercialization efforts. Licensees have exercised this right in the past, and there can be no assurance that current and future licensees or distributors will not exercise this right in the future. If a licensee or distributor were to cease funding one of the Company's products, Cygnus would either self-fund development efforts, identify and enter into an agreement with an alternative licensee or distributor or suspend further development work on the product. There can be no assurance that, if necessary, the Company would be able to negotiate an agreement with an alternative licensee or distributor on acceptable terms. Since all payments to the Company under its agreements following their execution are contingent on the occurrence of future events or sales levels, and the agreements are terminable by the licensee or distributor, no assurance can be given as to whether the Company will receive any particular payment thereunder or as to the amount or timing of any such payment. The Company may choose to self-fund certain research and development projects in order to exploit its technologies. Any increase in Company-sponsored research and development activities will have an immediate adverse effect on the Company's results of operations. However, should such Company-sponsored research and development activities result in a commercial product, the long-term effect on the Company's results of operations could be favorable. In the past some of the Company's licensees, distributors and collaborators have approached the Company requesting modification of the terms of existing agreements. The Company is currently involved in discussions with several companies with regard to a collaboration for the marketing and distribution of the GlucoWatch monitor in the U.S. and Europe. There can be no assurance that the Company will be able to enter into new collaborative arrangements.

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

     The Company's results of operations vary significantly from year to year and depend on, among other factors, the signing of new product development agreements and the timing of recognizing payment amounts specified thereunder, the timing of recognizing license or distribution fees and cost reimbursement payments made by pharmaceutical licensees, and the demand for its products. Up-front and interim milestone payments from contracts are generally earned and recognized based on the percentage of actual efforts expended compared to total expected efforts during the development period for each contract. However, contract revenues are not always aligned with the timing of related expenses. To date, research and development expenses have generally exceeded contract revenue in any particular period and the Company expects the same situation to continue for the next few years. In addition, the level of revenues in any given period is not necessarily indicative of expected revenues in future periods. In 1998 seventy six percent of revenues recognized by the Company were attributable to four customers. The Company has incurred net losses each year since its inception and does not believe it will achieve profitability in 1999. At December 31, 1998, the Company's accumulated deficit and net capital deficiency were approximately $175.9 million and $32.8 million, respectively.

RESULTS OF OPERATIONS:

COMPARISON FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

     PRODUCT REVENUES for the year ended December 31, 1998 were $0.6 million compared to $4.2 million for the year ended December 31, 1997. Product revenue for the year ended December 31, 1998 resulted from the shipments of the FemPatch system. Included in product revenue for the year ended December 31, 1997 are the initial shipments of the FemPatch system and the final shipments of the Nicotrol patch. The reduction in total product revenue is primarily due to the discontinuation of shipments of the FemPatch system.

     Due to the discontinuation of Nicotrol patch manufacturing and the termination of the FemPatch system supply agreement, the Company does not expect any further product revenues until new products are commercialized. The Company does, however, expect to continue to receive royalty revenues from the manufacture and sale of the Nicotrol patch by the Company's licensee. There can be no assurance that the Company will be successful in its efforts to commercialize any future products.

     Due to the above factors and the uncertainty regarding when and if additional products will obtain approval from the FDA and when and if licensees will sell and market such products, the Company believes that the level of product revenues experienced to date is not indicative of future results and may fluctuate from year to year.

     CONTRACT REVENUES for the year ended December 31, 1998 were $10.2 million compared to the $14.1 million for the year ended December 31, 1997. Contract revenues primarily reflect labor and material cost reimbursements associated with the development of certain transdermal delivery systems and the amortization of milestone payments relating to certain transdermal delivery systems and the glucose monitoring device. The decrease in contract revenues is primarily due to a one-time payment of $1.0 million received from Pharmacia & Upjohn in June 1997 for the exercise of its option to purchase the U.S. manufacturing rights for the Nicotrol patch, a reduction in clinical billings related to one of the Company's hormone replacement products and reduced milestone amortization related to the GlucoWatch monitor.

     In February 1996, the Company entered into an agreement with Becton Dickinson & Company for the marketing and distribution of the GlucoWatch monitor, a continuous and automatic glucose monitoring device being developed by Cygnus. Under the terms of the agreement, Becton Dickinson had exclusive worldwide marketing and distribution rights, with the exception of Japan and Korea. The agreement was amended in June 1997 to grant Becton Dickinson worldwide marketing rights, with the exception of Japan and Korea, for the Company's second generation glucose monitor. Cygnus retained primary responsibility for completing product development, obtaining regulatory approvals and manufacturing. In the first half of 1996, Cygnus received an up-front, non-refundable payment from Becton Dickinson. On March 31, 1998, the Company announced that the agreement it had with Becton Dickinson had been terminated. Consequently, the Company will not receive any future milestone payments under the Becton Dickinson agreement and will not be obligated to share future revenue, if any, associated with commercialization of the GlucoWatch monitor. The Company is currently involved in discussions with several companies with regard to collaboration for the sales and distribution of the GlucoWatch monitor in the U.S. and Europe. There can be no assurance that the Company will be able to enter into new collaborative arrangements.

     In July 1996, the Company entered into an agreement with Tokyo-based Yamanouchi for the marketing and distribution of the GlucoWatch monitor. Under the terms of this agreement, Yamanouchi has exclusive marketing and distribution rights in Japan and Korea. Cygnus will have primary responsibility for completing product development and for manufacturing. In the third quarter of 1996, Cygnus received an up-front, non-refundable payment from

Yamanouchi and is eligible to receive milestone payments as well as a percentage of the product's future commercial sales. In July 1996, the Company also entered into a development and marketing agreement with Yamanouchi for a 7-day transdermal product to deliver a proprietary Yamanouchi compound. In July 1998, Yamanouchi discontinued the agreement related to the 7-day transdermal product.

     In 1998, the Company entered into an agreement with Undisclosed company, for the development, supply and commercialization of a nicotine transdermal system, a smoking cessation patch being developed by Cygnus. Under the terms of the agreement, the Undisclosed company has marketing and distribution rights in certain territories. Cygnus has exclusive manufacturing and supply rights. The Undisclosed company has primary responsibility for obtaining regulatory approval and commercialization. Cygnus has received payment for 1998 manufacturing and development costs and will receive similar future payments. The Company is also eligible to receive future milestone payments as well as a percentage of the product's future commercial success.

     In December 1998, a NDA was submitted to the FDA and the European Dossier has been submitted to the European authorities for the Company's 7-day estrogen patch. In July 1998, the Company was notified by AHP, the licensee for two of the Company's transdermal hormone replacement products, that AHP wanted to discuss the status of its agreement with the Company. Cygnus was notified by AHP that it intended to exercise its right under the agreement to seek a sublicensee for these products and is now actively involved in doing so. AHP and Cygnus have negotiated an amendment to the agreement that provides Cygnus immediate ownership of the regulatory filing packages for the two products and the right to co-promote the two products as well. The amendment also provides that if AHP is unable to sign an agreement with a sublicensee within six months, the rights to the two products will revert to Cygnus and AHP will be obligated to continue development activities for the two products for an additional six months. There can be no assurance that AHP will find a sublicensee. Furthermore, if AHP is unsuccessful in finding a sublicensee, it is uncertain what course of action the Company will take with regard to these two products, although it is expected the Company will seek a new collaboration for the distribution and marketing of the products.

     Contract revenues are expected to fluctuate from quarter to quarter and from year to year, and future contract revenues cannot be reasonably predicted. The contributing factors to achieving contract revenues include, but are not limited to, future successes in finalizing new collaborative agreements, timely achievement of milestones under current contracts, and strategic decisions on self-funding certain projects. The Company is unable to predict to what extent the termination of existing contracts by current partners, or new collaborative agreements, if any, will impact overall contract revenues in 1999 and subsequent future periods.

     ROYALTY AND OTHER REVENUES for the year ended December 31, 1998 were $0.9 million, compared to $11.2 million for the year ended December 31, 1997. The amounts include royalties from sales by Pharmacia of the Company's nicotine transdermal product in Europe and Canada, and by Pharmacia's marketing partner in the U.S. The net decrease in royalty and other revenues for the year ended December 31, 1998 compared to the year ended December 31, 1997 is primarily due to the 1996 launch in the U.S. of the non-prescription Nicotrol patch. The year ended December 31, 1997 included the recognition of previously deferred royalty payments associated with this launch, and a reimbursement payment from Pharmacia relating to inventory and purchase commitments, whereas no such revenue was included in the period ended December 31, 1998.

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

     COSTS OF PRODUCTS SOLD for the year ended December 31, 1998, were $3.5 million compared to $10.4 million for the year ended December 31, 1997. Costs of products sold primarily include direct and indirect production, facility and personnel costs required to meet current and future anticipated production levels. Costs of products sold for the period ended December 31, 1998 include shipments of the FemPatch system. The decrease in costs of products sold for the period ended December 31, 1998 is primarily due to the reduced shipments of the FemPatch system. The Company experienced negative product margins for the periods ended December 31, 1998 and December 31, 1997 due to low production volumes that prevented the Company from absorbing all of its fixed manufacturing costs. Because the Company is not currently manufacturing any commercial products, the Company expects that fixed manufacturing costs will continue to result in negative product margins for the foreseeable future.

     RESEARCH AND DEVELOPMENT EXPENSES for the year ended December 31, 1998 were $32.1 million compared to $22.3 million for the year ended December 31, 1997. The increase in research and development expenses for the year ended December 31, 1998 is primarily due to the increased costs associated with the GlucoWatch monitor and the Autosensor in the following areas: material, design and scale up for development efforts, and material and outside charges for the accelerated level of clinical activities. Research and development and clinical activities primarily include support and development for the glucose monitoring program, the Company's hormone replacement therapy products and a contraception product. Cygnus does not anticipate an increase in its overall research and development expenses in 1999.

     MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES for the year ended December 31, 1998 were $11.7 million, compared to $8.7 million for the year ended December 31, 1997. The increase is primarily due to increased sales and marketing expenses related to the GlucoWatch monitor, in particular marketing research expenses. The Company does not expect that marketing, general and administrative expenses will increase in 1999.

     ARBITRATION SETTLEMENT EXPENSE for the year ended December 31, 1997 of $39.7 million represents a non-recurring arbitration settlement expense with Sanofi. As of December 31, 1998, the Company had accrued liabilities related to the arbitration settlement of $24.2 million. Of the total accrued liability of $24.2 million, $24.1 million is long-term. Under the terms of the settlement, Cygnus (i) paid Sanofi $14.0 million in cash in January 1998,
(ii) will make royalty payments of between 6.5% and 8.5% of any and all net sales on its two hormone replacement products, which are subject to minimum payments in an aggregate amount equal to $17.0 million, commencing in 2001 and ending in 2005, whether or not any net sales of the two products have occurred, and (iii) issued, in December 1997, a convertible promissory note in the principal amount of $6.0 million, payable in full at the end of four years and bearing interest at 6.5% per annum. The note will be convertible into the Company's Common Stock at Sanofi's option, exercisable at any time during the four year term, at a conversion rate of $21.725 per share.

     INTEREST INCOME (EXPENSE), NET OF INTEREST AND OTHER EXPENSE for the year ended December 31, 1998, was ($3.7) million as compared to $1.1 million for the year ended December 31, 1997. The decrease is due primarily to the $4.2 million non-cash costs of the beneficial conversion feature associated with the October 1998 restructuring of the 4% Senior Subordinated Convertible Notes, the interest expense associated with the subordinated convertible debt, the amortization of the financing fees related to this debt and the interest related to the additional long-term debt incurred in the second quarter of 1998. These costs were offset by a net arbitration settlement with Pharmacia & Upjohn from which Cygnus received $2.7 million.

COMPARISON FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

     PRODUCT REVENUES for the year ended December 31, 1997 were $4.2 million compared to $17.2 million for the year ended December 31, 1996. Included in product revenue, for the year ended December 31, 1997, are initial shipments of the FemPatch system. The reduction in total product revenue resulted from the discontinuation of the Nicotrol patch manufacturing in the first quarter of 1997.

     CONTRACT REVENUES for the year ended December 31, 1997 were $14.1 million compared to the $13.1 million for the year ended December 31, 1996. Contract revenues primarily reflect labor and material cost reimbursements associated with certain transdermal delivery systems and the amortization of milestone payments relating to certain transdermal delivery systems and the glucose monitoring device. The increase in contract revenues is primarily due to a one time $1.0 million payment from Pharmacia for the exercise of its option to purchase the U.S. manufacturing rights for the Nicotrol patch.

     ROYALTY AND OTHER REVENUES for the year ended December 31, 1997 were $11.2 million, compared to $5.9 million for the year ended December 31, 1996. The amounts include royalties from sales by Pharmacia of the Company's nicotine transdermal product in Europe and Canada and by Pharmacia's marketing partner in the U.S. The net increase in royalty and other revenues is primarily due to the recognition of previously deferred royalty payments associated with the U.S. over-the-counter sales of the Nicotrol patch during the second half of 1996 and a $2.5 million reimbursement payment from Pharmacia relating to inventory and purchase commitments previously expensed by the Company in 1996.

     COSTS OF PRODUCTS SOLD for the year ended December 31, 1997 were $10.4 million compared to $16.7 million for the year ended December 31, 1996. Costs of products sold primarily include direct and indirect production, facility and personnel costs required to meet the production levels. The decrease in costs of products sold largely reflects the reduction of direct expenses related to the Nicotrol patch production as a result of Pharmacia exercising its option to purchase the manufacturing rights of the Nicotrol patch. Cost of products sold for the year ended December 31, 1997 include the initial shipments of the FemPatch system, the Company's second commercialized product. The Company experienced negative product margins for the year ended December 31, 1997 due to low production volumes which prevented the Company from absorbing all of its fixed manufacturing costs.

     RESEARCH AND DEVELOPMENT EXPENSES for the year ended December 31, 1997 were $22.3 million compared to $23.2 million for the year ended December 31, 1996. Research and development and clinical activities primarily include the glucose monitoring development program, the support of the Company's hormone replacement therapy products and a contraception product.

     MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES for the year ended December 31, 1997 were $8.7 million, compared to $9.3 million for the year ended December 31, 1996. The decrease resulted primarily from decreased professional fees associated with the Company's legal proceedings involving Sanofi.

     INTEREST INCOME, NET OF INTEREST AND OTHER EXPENSE for the year ended December 31, 1997 was $1.1 million as compared to $1.9 million for the year ended December 31, 1996. The decrease is due primarily to higher interest expense associated with the Company's June 1996, $8.0 million bank loan agreement for short-term working capital. In addition, interest income earned has decreased in conjunction with the decrease in the cash and cash equivalents balance.

LIQUIDITY AND CAPITAL RESOURCES

     Overall, the cash, cash equivalents and investment balances as of December 31, 1998 totaled $28.8 million, representing a decrease of $6.0 million from the total as of December 31, 1997. At December 31, 1998, the Company had a negative net worth of $32.8 million.

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

     In April of 1998, the Company consolidated its two outstanding bank loans into an expanded credit facility with the same bank. An additional $4.7 million was borrowed, increasing the total outstanding under the new agreement to $10.0 million. In November of 1998, the April agreement was further amended to modify the covenants. This balance will be repaid through November 2001, with monthly interest-only payments through November 1998 and monthly principal-and-interest installments thereafter. As of December 31, 1998 there is $9.8 million outstanding under this agreement. Borrowings under this agreement are secured by specific Company assets.

     In February 1998, the Company entered into Note Purchase Agreements with certain institutional investors to issue and sell approximately $43 million of 4% Senior Subordinated Convertible Notes due 2005 (the "Notes"). On October 28, 1998, the Company restructured the Notes. Key provisions in the restructured Notes include the October 1998 repayment of $18.5 million in principal (reducing the principal balance from $43 million to $24.5 million), a delay in the convertibility of the majority of the Notes to June 30, 1999, modification of conversion prices of the Notes, the ability of the Company to redeem at par at any time all or part of the new principal amount of the Notes, an increase in the interest rate to 5.5% paid annually on the new principal balance and the change in the final maturity of the Notes to October 1, 2000 (see "Senior Convertible Notes" Part 1, Item I). Through December 31, 1998, $1.9 million of the first tranche of $6.0 million was converted into equity. In January 1999, the remaining balance of $4.1 million of the original first tranche of $6.0 million was converted into equity.

      In addition to the cash received from the public offerings, issuance of the Notes, equipment lease and short-term working capital financing, the Company has been financing its operations primarily through revenues and interest income.

     Net cash used in operating activities for the year ended December 31, 1998 was $42.5 million, compared with net cash used of $14.6 million for year ended December 31, 1997. Cash used in operating activities during the year ended December 31, 1998 was primarily due to the Company's net loss of $39.4 million and a $14.0 million cash payment made in January 1998 to Sanofi under the terms of the arbitration settlement, offset by the non-cash beneficial conversion costs of $4.2 million associated with the October 1998 restructuring of the Notes, an increase in accounts payable and other accrued liabilities of $2.8 million, depreciation and amortization of $1.9 million and amortization of debt issuance cost of $1.6 million. Cash used in operating activities during the year ended December 31, 1997 was primarily due to the Company's net loss of $50.5 million, a decrease of $10.4 million in deferred revenue, a decrease of $2.1 million in accounts payable and other accrued liabilities and an increase of $3.2 million in prepaid expenses and other current assets. This was offset by the $39.2 million increase in Sanofi obligations, decrease of $5.7 million in accounts receivable, $2.7 million of depreciation and amortization and an increase of $1.5 million in deferred compensation and other long-term liabilities.

     The current level of cash used in operating activities is not necessarily indicative of the level of future cash usage. The Company expects a decrease in operating cash usage for 1999 primarily because the $14.0 million payment in 1998 of the Sanofi arbitration liability will not recur in 1999.

     Net cash used in investing activities of $7.6 million for the year ended December 31, 1998 resulted primarily from net purchases of investments of $4.2 million and capital expenditures of $3.4 million. Net cash used in investing activities of $0.8 million for the year ended December 31, 1997 resulted primarily from $3.1 million in capital expenditures, offset by $2.3 million in net maturity and sales of investments.

     Net cash provided by financing activities of $39.7 million for the year ended December 31, 1998 includes, as mentioned above, net proceeds of $40.4 million and $13.3 million from the Company's February 1998 issuance of Senior Subordinated Convertible Notes and from a direct public offering of its Common Stock, respectively; additional stock proceeds of $0.9 million and $6.1 million from the issuance of long-term debt, offset by a subordinated debt principal repayment of $18.5 million; and long-term debt and capital lease repayments of $2.0 million and $0.5 million, respectively. Net cash provided by financing activities of $3.0 million for the year ended December 31, 1997 included $2.5 million from the exercise of warrants to purchase common stock, $2.9 million of common stock issuance proceeds and $1.3 million received from the Company's capital equipment loan, offset by $3.8 million in long-term debt and capital lease repayments.

     The Company's long-term capital expenditure requirements will depend upon numerous factors, including the progress of the Company's research and development programs; the time required to obtain regulatory approvals; the resources that the Company devotes to the development of self-funded products, proprietary manufacturing methods and advanced technologies; the ability of the Company to obtain additional licensing arrangements and to manufacture products under those arrangements; the additional expenditures to support the manufacture of new products, if and when approved; and possible acquisitions of products, technologies and companies. As the Company evaluates the progress of its development projects, in particular the GlucoWatch system, its commercialization plans and the lead time to set up manufacturing capabilities, Cygnus may commence long-term planning for another manufacturing site. Nevertheless, the Company believes that such long-term planning will not result in any material impact on cash flows and liquidity for 1999.

     Based upon current expectations for operating losses and projected short-term capital expenditures, the Company believes that its existing cash, cash equivalents and investments of $28.8 million as of December 31, 1998, when coupled with cash from revenues and earnings from investments, will be sufficient to meet its operating expenses and capital expenditure requirements at least through the end of 1999. However, there can be no assurance that the Company will not require additional financing, depending upon future business strategies, results of clinical trials and management decisions to accelerate certain research and development programs and other factors.

     INCOME TAXES. At December 31, 1998, the Company had federal net operating loss and research and development tax credit carryforwards of approximately $131.0 million and $2.4 million, respectively. The Company had state net operating loss and tax credit carryforwards of approximately $19.8 million and $1.9 million, respectively. These carryforwards will expire at various dates beginning in 1999. Because of the "change in ownership" provisions of the Internal Revenue Code, a substantial portion of the Company's net operating loss and tax credit carryforwards may be subject to annual limitations. The annual limitations may result in the expiration of net operating losses and tax credits before utilization.

YEAR 2000 COMPLIANCE

     The Company is preparing for the impact of the arrival of the Year 2000 ("Y2K")on its business, as well as on the businesses of its customers, suppliers and business partners. The "Y2K Issue" is a term used to describe the problems created by systems that are unable to accurately interpret dates after December 31, 1999. These problems are derived predominantly from the fact that many software programs have historically categorized the "year" in a two-digit format. The Year 2000 Issue creates potential risks for the Company, including potential problems in the Company's products as well as in the Information Technology ("IT") and non-IT systems that the Company uses in its business operations. The Company may also be exposed to risks from third parties with whom the Company interacts who fail to adequately address their own Y2K Issues.

     The Company began its Y2K efforts early in 1998 by forming a Project office chaired by the Company's Senior Vice President of Finance. The Board of Directors is advised periodically on the status of the Company's Y2K compliance program.

     The project team developed a five phase approach to identifying and remediating Y2K Issues. These phases are:

     1. Awareness
     2. Inventory
     3. Assessment
     4. Correction and Testing
     5. Implementation

     The Company completed the awareness phase of the project in the third quarter of 1998. This phase consisted of meetings with company personnel educating them on the issues related to Y2K. The meetings focused on internal systems, both IT and non-IT, as well as external systems and relationships.

     The Company engaged the services of an outside Y2K consulting service to perform a comprehensive inventory of internal IT and non-IT systems and applications. The inventory was completed during the fourth quarter of 1998.

     Concurrent with the inventory, the Company's consultant performed an assessment of the systems and applications documented in the inventory. The result of this independent assessment showed that the majority of the Company's internal IT systems were compliant. This is due to the fact that the Company does not rely on in-house developed applications for its core business applications and therefore does not have legacy code to review and test. The Company's core business applications, Accounts Payable, Accounts Receivable, Sales Orders, and Inventory Control are supported by an application that has been certified by the supplier to be fully Y2K compliant and the compliance has been tested by the company. The assessment did determine that the payroll application in use was non-compliant. This was upgraded to a compliant version in the first quarter of 1999.

     Due to the regulatory requirements placed on the pharmaceutical and medical device industry by the FDA, the Company has placed appropriate attention on the non-IT systems. For the Company, this specifically covers all areas governed by current Good Manufacturing Practice ("cGMP") guidelines and include but are not limited to environmental monitoring/control systems, laboratory instrumentation and their sub-systems, production equipment, and materials handling equipment. The assessment identified several of these non-IT systems to be non-compliant. The majority of these non-compliant systems are laboratory instrumentation and their sub-systems. These systems are assessed to be non-mission critical. The Company fully expects that these systems will be upgraded, replaced or have a contingency plan in place by January 1, 2000.

     Concurrent with the inventory and assessment of internal systems and applications, the Company identified several providers of products and services that are critical to its operations. The Company is working with these providers to ensure that these critical products and services are available for continued operations after January 1, 2000. At this time the Company is not aware of any issues relating to these providers.

     The correction and testing, as well as the implementation, phases of the Company's Y2K compliance program are currently under way and are expected to be completed prior to January 1, 2000.

     The total cost associated with the Company's Y2K remediation is not expected to be material to the Company's financial condition or results of operations. The estimated total cost of the Company's Year 2000 remediation is not expected to exceed $500,000. Through December, 1998, the Company has spent approximately $100,000 in connection with Y2K Issues. The cost of implementing the replacement for the Company's core business applications has not been included in this figure since the replacement of the previous applications was not accelerated due to Y2K Issues. All Y2K expenditures are made from the respective departments' budgets.

     Although the Company assesses its Y2K issue to be moderate to low, there can be no assurance that the Company will be completely successful in its efforts to address Y2K Issues.

     Having reasonably determined that the Company's own hardware and software systems will be substantially Y2K compliant, management believes that the worst case scenarios would most likely involve simultaneous Y2K-related disruptions from the Company's key customers, suppliers, service providers and/or other business partners. For these worst case scenarios to have maximum adverse impact on the Company, the vendors in question would either need to be sole-source providers, or their peer companies, who would otherwise be potential second-source suppliers, would also need to undergo similar Y2K-related disruption. The Company believes that such simultaneous disruptions of the supply of basic goods and services due to Y2K-related issues are unlikely to occur.

     Although the Company has not yet developed a comprehensive contingency plan to address situations that may result if the Company or any of the third parties upon which the Company is dependent is unable to achieve Y2K readiness, the Company's Y2K compliance program is ongoing and its ultimate scope, as well as the consideration of contingency plans, will continue to be evaluated as new information becomes available.

     The foregoing Y2K discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including without limitation, anticipated costs and the dates by which the Company expects to complete certain actions, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability to identify and remediate all relevant IT and non-IT systems, results of Year 2000 testing, adequate resolution of Y2K Issues by businesses and other third parties who are service providers, suppliers or customers of the Company, unanticipated system costs, the adequacy of and ability to develop and implement contingency plans and similar uncertainties. The "forward-looking statements" made in the foregoing Y2K discussion speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

RISK FACTORS

     Cygnus wishes to caution stockholders and investors that the following important factors, among others, in some cases have affected, and in the future could affect, Cygnus' actual results and could cause Cygnus' actual consolidated results for 1999, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of Cygnus. The statements under this caption are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose.

HISTORY OF OPERATING LOSSES; FUTURE CAPITAL REQUIREMENTS

     The Company has a limited operating history upon which its prospects can be evaluated. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device and drug delivery industry. The Company reported a net loss of $14.6 million for the fourth quarter of 1998 and has experienced annual operating losses since inception. The Company expects to continue to incur operating losses at least until significant sales, if any, of the GlucoWatch monitor or the contraceptive patch (which is in phase III clinical trails and is currently in development with Johnson & Johnson) commence. There can be no assurance that the Company will generate significant revenues or achieve profitability. The Company has, and expects to have, fluctuations in quarterly results based on recognition of collaborative and contract revenues and expenses. Some of these fluctuations could be significant.

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

     The Company's revenues to date have been derived primarily from product development and licensing fees related to its products under development, as well as from manufacturing and royalty revenues from the Nicotrol patch and the FemPatch system. The Company will no longer receive manufacturing revenue from the Nicotrol patch or the FemPatch system. The Company will, however, continue to receive royalty payments for the Nicotrol patch. The Company expects that a substantial portion of its future revenues will be derived, if regulatory approvals are obtained, from sales of the GlucoWatch monitor and other products currently under development.

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

      The Company believes that its existing cash, cash equivalents and investments, when coupled with cash from revenues and earnings from investments, will be sufficient to meet its operating expenses, dept repayment and capital expenditure requirements at least through 1999. The amounts and timing of expenditures will depend on the progress of ongoing research and development, the results of preclinical testing and clinical trials, the rate at which operating losses are incurred, the execution of any development and licensing agreements with corporate partners, the Company's development of products, the FDA regulatory process and other factors, many of which are beyond the Company's control.

DEPENDENCE ON LICENSEES, DISTRIBUTORS AND COLLABORATIVE ARRANGEMENTS

     The Company's business strategy for the development, clinical testing, regulatory approval, manufacturing and commercialization of its products depends, in large part, upon the Company's ability to selectively enter into and maintain collaborative arrangements with licensees and distributors. If the GlucoWatch monitor is commercialized, the Company will be dependent upon Yamanouchi Pharmaceutical Co., Ltd. for marketing and distribution of the GlucoWatch monitor in Japan and Korea. The Company does not currently have any marketing or distribution agreements for the GlucoWatch monitor other than the Yamanouchi collaboration. However, the Company is currently involved in discussions with several companies with regard to the collaboration for the sales and distribution of the GlucoWatch monitor in the U.S. and Europe. The Company's licensees and distributors generally have the right to terminate a product development effort at any time prior to regulatory approval for any reason without significant penalty. Such cancellations may result in delays, suspension or abandonment of clinical testing, the preparation and processing of regulatory filings and product development and commercialization efforts. Licensees have exercised this right in the past, and there can be no assurance that current and future licensees or distributors will not exercise this right in the future.

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

     Any termination of any license or distributor arrangement by one of the Company's licensees or distributors, any inability of a licensee or distributor to fund or otherwise satisfy its obligations under its arrangements with the Company and any significant dispute with or breach of a contractual commitment by a licensee or distributor would likely require the Company to seek and reach agreement with another licensee or distributor or to assume, to the extent possible and at its own expense, all the responsibilities being undertaken by the licensee or distributor. There can be no assurance that the Company would be able to reach agreement with a replacement licensee or distributor. If the Company were not able to find a replacement licensee or distributor, there can be no assurance that the Company would be able to perform or fund the activities for which such licensee or distributor is currently responsible. Even if the Company were able to perform and fund these activities, the Company's capital requirements would increase substantially. In addition, the further development and the clinical testing, regulatory approval process, marketing, distribution and sale of the product covered by such licensee or distributor would be significantly delayed. (See "Risk Factors -- Limited Marketing and Sales Experience.")

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

HIGHLY LEVERAGED; ABILITY TO SERVICE DEBT

     As of December 31, 1998, the Company had indebtedness of $59.5 million, including a balance of $22.6 million remaining on its Notes. Through December 31, 1998 $1.9 million of the first tranche of $6.0 million was converted into equity. In January 1999, the remaining balance of $4.1 million of the original first tranche of $6.0 million was converted into equity. The degree to which the Company is leveraged could materially and adversely affect the Company's ability to obtain financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures. The Company's ability to meet its debt service obligations will be dependent upon the Company's future performance, which will be subject to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. Although the Company believes its cash flows will be adequate to meet its interest payments, there can be no assurance that the Company will continue to generate cash flows in the future sufficient to cover its fixed charges or to permit the Company to satisfy any redemption obligations pursuant to the Notes (see below). If the Company is unable to generate cash flows in the future sufficient to cover its fixed charges or to permit the Company to satisfy any redemption obligations pursuant to the Notes, and the Company is unable to borrow sufficient funds either under its credit facilities or from other sources, it may be required to refinance all or a portion of its existing debt, to sell all or a portion of its assets, or to sell equity securities. There can be no assurance that a refinancing would be possible, nor can there be any assurance as to the timing of any asset sales or sales of equity securities or the proceeds which the Company could realize therefrom.

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

     The Notes are obligations exclusively of the Company. Although the Company does not currently conduct operations through subsidiaries, it may elect to do so as products become commercialized. In such event, the cash flow and the consequent ability to service debt, including the Notes, of the Company, will be partially dependent upon the earnings of its subsidiaries and the distribution of those earnings to, or upon loans or other payments of funds by those subsidiaries to, the Company. The payment of dividends and the making of loans and advances to the Company by its subsidiaries would be subject to statutory or contractual restrictions, would be dependent upon the earnings of those subsidiaries and would be subject to various business considerations. Any right of the Company to receive assets of any of its subsidiaries upon their liquidation or reorganization (and the consequent right of the holders of the Notes [the "Holder(s)"] to participate in those assets) would be effectively subordinated to the claims of that subsidiary's creditors (including trade creditors), except to the extent that the Company is itself recognized as a creditor of such subsidiary, in which case the claims of the Company would still be subordinate to any security interests in the assets of such subsidiary and any indebtedness of such subsidiary senior to that held by the Company. Under certain circumstances, including the delisting of the Company's securities from the Nasdaq National Market, each holder of Notes will have the right, at the Holder's option, to require the Company to repurchase all or a portion of such Holder's Notes at a purchase price equal to 110% of the principal amount thereof plus accrued interest thereon to the repurchase date.

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

PRODUCT LIABILITY

     The design, development, manufacture and use of the Company's products involve an inherent risk of product liability claims and associated adverse publicity. Producers of medical products may face substantial liability for damages in the event of product failure or if it is alleged that the product caused harm. The Company currently maintains product liability insurance. Such insurance is expensive and difficult to obtain and may not be available in the future on acceptable terms or at all. There can be no assurance that the Company will not be subject to product liability claims, that the Company's current insurance would cover such claims, or that adequate insurance will continue to be available on acceptable terms to the Company in the future. In the event the Company is held liable for damages in excess of the limits of its insurance coverage, or if any claim or product recall results in significant adverse publicity against the Company, the Company's business, financial condition and results of operations could be materially and adversely affected.

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

NO REVERSE STOCK SPLIT FOR THE COMPANY; NASDAQ CONTINUED LISTING REQUIREMENTS ACHIEVED

     On September 30, 1998, the Company received correspondence from Nasdaq stating that the Company was not in compliance with the minimum bid price requirement for continued listing on the Nasdaq National Market. The Company subsequently demonstrated compliance with the New Nasdaq Listing Requirements by maintaining a $5.00 minimum closing bid price for the required number of consecutive trading days.

     In January 1999, the Company announced that there will be no reverse stock split of the Company's common stock. Nasdaq notified the Company on January 27, 1999 that it had been found to be in compliance with the bid price requirement as well as all other requirements necessary for continued listing on the Nasdaq National Market. The Company had received approval from shareholders, in December 1998, for a three-for-one reverse stock split as a solution if there was no other recourse in complying with the continued listing requirements for the Nasdaq National Market; however, the Company has no current plans to implement the stock split at this time.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and long-term debt obligations. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.

     The Company mitigates default risk by investing in only the highest credit quality securities. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

     The Company has no cash flow exposure due to rate changes for its $22.6 million Notes or for the $8.9 million of other liabilities with fixed rates. The Company also has no cash flow exposure due to the rate change for certain long-term portions of Company's arbitration obligations as such obligations are not interest bearing. The Company does have cash flow exposure on its $9.8 million bank term loan due to its variable pricing. The Company primarily enters into debt obligations to support general corporate purposes including capital expenditures and working capital needs.

     The table below presents principal amounts and related weighted-average interest rates by year of maturity for the Company's investment portfolio and debt obligations.

   (dollars in thousands)             1999        2000       2001       Total      Fair Value
                                      ----        ----       ----       -----      ----------
   ASSETS:

     Cash & Cash equivalents
      Fixed                        $  5,305       ---        ---       $  5,305     $  5,305
      Average rate                     4.49%      ---        ---           4.49%         ---


     Variable rate                 $  3,961       ---        ---       $  3,961     $  3,961
     Average rate                      4.92%      ---        ---           4.92%         ---

   Short-term investments
     Fixed                         $ 14,979       ---        ---       $ 14,979     $ 14,982
     Average rate                      5.44%      ---        ---           5.44%         ---

   Long-term investments
     Fixed                              ---   $ 3,613        ---       $  3,613     $  3,622
     Average rate                       ---       5.7%       ---            5.7%         ---

   Total investments
     Securities                    $ 24,245   $ 3,613        ---        $ 27,858    $ 27,870
     Average rate                      5.15%      5.7%       ---            5.63%        ---

LIABILITIES:

Total long-term debt, including
     current portion
   Senior Subordinated
     Convertible Notes                  ---   $ 22,563       ---         $ 22,563   $ 22,563
     Fixed                              ---        5.5%      ---              5.5%       ---

   Other
    Fixed                          $  1,357   $  1,183   $ 6,358         $  8,898   $  8,898
    Average rate                      11.05%     11.27%     6.77%            8.02%       ---

    Variable rate                  $  2,500   $  2,708   $  4,583        $  9,791   $  9,791
    Average rate                       8.75%      8.75%      8.75%           8.75%       ---

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements for the years ended December 31, 1998, 1997 and 1996 are incorporated herein by reference and submitted as a separate section of this Form 10-K. (See Item 14.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                         PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Cygnus incorporates by reference the information concerning its directors set forth under the heading "Proposal One -- Re-Election of Directors" in the Company's definitive Proxy Statement with respect to Cygnus' 1999 Annual Meeting of Stock Holders to be filed with the Securities and Exchange Commission within 120 days of December 31, 1998 (the "Proxy Statement").

     Information concerning Cygnus' executive officers appears at the end of
Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     Cygnus incorporates by reference the information set forth under the heading "Executive Compensation and Other Information" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A for its 1999 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Cygnus incorporates by reference the information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A for its 1999 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Cygnus incorporates by reference the information set forth under the headings "Proposal One -- Re-Election of Directors" and "Executive Compensation and Other Information" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A for its 1999 Annual Meeting of Stockholders.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a.1)      FINANCIAL STATEMENTS AND REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS                          Page
                                                                                                              -----
          Report of Ernst & Young LLP, Independent Auditors .................................................  F-3
          Consolidated Balance Sheets as of December 31, 1998 and 1997 ......................................  F-4
          Consolidated Statements of Operations for the years ended
                  December 31, 1998, 1997 and 1996 ..........................................................  F-5
          Consolidated Statement of Stockholders' Equity/(net capital deficiency) for the years ended
                  December 31, 1998, 1997 and 1996 ..........................................................  F-6
          Consolidated Statements of Cash Flows for the years ended
                  December 31, 1998, 1997 and 1996 ..........................................................  F-7
          Notes to Consolidated Financial Statements ........................................................  F-8

a.2)      FINANCIAL STATEMENT SCHEDULE

          II.  Valuation and Qualifying Accounts ............................................................  S-1

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

b)        REPORTS ON FORM 8-K

          The Company has recently filed three Current Reports on Form 8-K.

          On October 28, 1998, the Company filed a Current Report on Form 8-K reporting under Item 5 that the Company publicly announced its earnings for the quarter ended September 30, 1998.

          On October 30, 1998, the Company filed a Current Report on Form 8-K reporting under Item 5 the restructuring of the Company's 4% Senior Subordinated Convertible Notes due 2005.

          On December 3, 1998, the Company filed a Current Report on Form 8-K reporting under Item 5 that it is to receive $2.726 million from arbitration proceedings against Pharmacia & Upjohn.

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

4.3      Form of Senior Indenture incorporated herein by reference to
         Exhibit 4.1 filed with the Company's Registration Statement on Form S-3 (File No. 33-39275) declared effective by the Securities and Exchange Commission on November 12, 1997 (the "November 1997 Form S-3").
4.4      Form of Subordinated indenture incorporated herein by reference to
         Exhibit 4.2 filed with the Company's November 1997 Form S-3.
4.5 Form of Senior Debt Security (included in Exhibit 4.1) incorporated herein by reference to Exhibit 4.3 filed with the Company's November 1997 Form S-3.
4.6 Form of Subordinated Debt Security (included in Exhibit 4.2) incorporated herein by reference to Exhibit 4.4 filed with the Company's November 1997 Form S-3.
4.7 First Supplemental Indenture dated as of February 2, 1998 by and between Cygnus, Inc. and State Street Bank and Trust Company of California, N.A. Incorporated by reference to Exhibit 4.5 of the Company's Form 8-K dated February 4, 1998.
4.8 Second Supplemental Indenture, dated as of October 28, 1998, by and between Cygnus, Inc. and State Street Bank and Trust Company of California, N.A., to the Indenture dated as of February 3, 1998 and the First Supplemental Indenture dated as of February 3, 1998, incorporated by reference to Exhibit 4.8 of the Company's Form 8-K filed on October 30, 1998.
4.9 First Amendment to the Rights Agreement dated October 26, 1998 between the Company and ChaseMellon Shareholder Services, L.L.C. (the "Rights Agent" successor to Chemical Trust), incorporated by reference to
         Exhibit 99.1 of the Registrant's Form 8-A/A filed on December 14, 1998, Registration No. 0-18962.
4.10 Amended and Restated Rights Agreement dated October 27, 1998 between the Company and ChaseMellon Shareholder Services, L.L.C. (the "Rights Agent" successor to Chemical Trust), which includes the Certificate of Determination for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit 99.2 of the Registrant's Form 8A/A filed on December 14, 1998, Registration No. 0-19962.
10.1 Warrant dated September 28, 1990 issued by the Registrant to Paine Webber R&D Partners II, L.P., incorporated by reference to Exhibit 10.5 of the Registrant's Registration Statement Form S-1 No. 33-38363.
10.2 Agreement dated October 1, 1992 between the Registrant and Kabi Pharmacia, incorporated by reference to Exhibit 19.1 of the Registrant's Form 10-Q for the quarter ended September 30, 1992, Registration No. 0-18962.
10.3 Amended August 29, 1986 Agreement dated as of May 30, 1988 between the Registrant and Sanofi S.A. ("Sanofi"), incorporated by reference to
         Exhibit 10.9A of the Registrant's Registration Statement Form S-1
         No. 33-38363.
10.4 Amendment No. 1 made as of May 4, 1990 to the Amended August 29, 1986 Agreement between the Registrant and Sanofi, incorporated by reference to Exhibit 10.9B of the Registrant's Form S-1 Registration Statement No. 33-38363.
10.5 Amendment No. 2 made as of August 31, 1990 to the Amended August 29, 1986 Agreement between the Registrant and Sanofi, incorporated by reference to Exhibit 10.9C of the Registrant's Form S-1 Registration Statement No. 33-38363.
10.6 Supply Agreement dated September 28, 1990 between the Registrant and Warner-Lambert Company, incorporated by reference to Exhibit 10.12 of the Registrant's Form S-1 Registration Statement No. 33-38363.
10.7 Agreement dated November 29, 1990 between the Registrant and Warner-Lambert Company, incorporated by reference to Exhibit 10.13 of the Registrant's Form S-1 Registration Statement No. 33-38363.
10.8 Ten-year Industrial Net Lease Agreement (Building No. 2) dated September 27, 1988 between the Registrant and Seaport Centre Venture Phase I, incorporated by reference to Exhibit 10.26 of the Registrant's Form S-1 Registration Statement No. 33-38363.
10.9 Ten-year Industrial Net Lease Agreement (Building No. 8) dated September 27, 1988 between the Registrant and Seaport Centre Venture Phase I, incorporated by reference to Exhibit 10.27 of the Registrant's Form S-1 Registration Statement No. 33-38363.
10.10 Sublease Agreement dated June 12, 1990 between the Registrant and M&T Publishing, Inc., incorporated by reference to Exhibit 10.28 of the Registrant's Form S-1 Registration Statement No. 33-38363.
10.11 Letter Agreement dated December 18, 1991 between the Registrant and Menlo Capital Corporation, incorporated by reference to Exhibit 10.33 of the Registrant's Form S-1 Registration Statement No. 33-45180.

10.12 Lease Agreement dated as of October 15, 1991 between the Registrant and Lincoln Menlo Associates Limited, a California Limited Partnership, incorporated by reference to Exhibit 10.34 of the Registrant's Form S-1 Registration Statement No. 33-45180.
10.13 Services Agreement made as of April 6, 1990 between the Registrant and DepoMed Systems, Inc., incorporated by reference to Exhibit 10.35 of the Registrant's Form S-1 Registration Statement No. 33-45180. 10.14
10.14 Loan and Security Agreement dated June 26, 1992 between the Registrant and AT&T Commercial Finance Corporation. Incorporated by reference to
         Exhibit 10.30 of the Registrant's Form 10-K for the fiscal year ended December 31, 1993.
*10.15 Distributorship Agreement dated as of February 9, 1996 between the Registrant and Becton Dickinson. Incorporated by reference to exhibit 10.1 of the Company's Form 10-Q for the quarter ended
         March 31, 1996.
*10.16 Agreement dated November 11, 1993 between the Registrant and Kabi Pharmacia (the "Kabi Agreement") Incorporated in reference to exhibit 10.33 of the Company's Form 10-K for the fiscal year ended December 31, 1993.
*10.17 Development, Supply and License Agreement dated December 28, 1993 between the Registrant and Wyeth-Ayerst, a division of American Home Products (the "U.S. Agreement") Incorporated by reference to exhibit 10.34 of the Company's Form 10-K for the fiscal year ended December 31, 1993.
*10.18 Development, Supply and License Agreement dated December 28, 1993 between the Registrant and Wyeth-Ayerst, a division of American Home Products (the "International Agreement") Incorporated by reference to exhibit 10.35 of the Company's Form 10-K for the fiscal year ended December 31, 1993.
*10.19 Loan and Security Agreement between the Registrant and Silicon Valley Bank entered into as of June 24, 1996. Incorporated by reference to exhibit 10.1 of the Company's Form 10-Q for the quarter ended
         June 30, 1996.
10.20 Product Development, Supply and License Agreement dated June 8, 1994 between the Registrant and Ortho Pharmaceutical Corporation, a division of Johnson & Johnson. Incorporated by reference to exhibit 10.35 of the Company's Form 10-Q for the quarter ended June 30, 1994.
10.21 Agreement dated November 22, 1994, between the Registrant and Kabi Pharmacia (the "Kabi" Agreement). Incorporated by reference to exhibit 10.39 of the Company's Form 10-K for the fiscal year ended December 31, 1994.
10.22 Loan and Security Agreement between Silicon Valley Bank and Registrant entered into as of December 21, 1994. Incorporated by reference to exhibit 10.40 of the Company's Form 10-K for the fiscal year ended December 31, 1994.
10.23 GMS Technology Purchase Agreement dated December 30, 1994, between the Registrant and Paine Webber. Incorporated by reference to exhibit 10.41 of the Company's Form 10-K for the fiscal year ended December 31, 1994.
10.24 Lease Agreement dated January 18, 1995, between the Registrant and Comdisco for $4.5 million. Incorporated by reference to exhibit 10.42 of the Company's Form 10-K for the fiscal year ended December 31, 1994.
*10.25 Product Supply and Distribution Agreement between the Registrant and Yamanouchi Pharmaceutical Co., LTD. dated as of July 14, 1996. Incorporated by reference to exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 1996.
10.26 Loan and Security Agreement dated June 27, 1997 between Heller Financing and Registrant.
10.27 Form of Note Purchase Agreement dated as of February 2, 1998 between Cygnus, Inc. and certain institutional investors. Incorporated by reference to Exhibit 10.28 of the Company's Form 8-K dated
         February 4, 1998.
10.28 Form Common Stock Purchase Agreement dated February 2, 1998 between Cygnus, Inc. and certain institutional investors. Incorporated by reverence to exhibit 10.29 of the Company's Form 8-K dated
         February 4, 1998.
10.29    First Amendment to Ten Year Industrial Net Lease Agreement
         (Building No. 2) dated June 9, 1998 between the Registrant and Metropolitan Life Insurance Company, a New York corporation (predecessor in interest to Seaport Centre Venture Phase I).
10.30    Third Amendment to Ten Year Industrial Net Lease Agreement
         (Building No. 8) dated June 9, 1998 between the Registrant and Metropolitan Life Insurance Company, a New York corporation (predecessor in interest to Seaport Centre Venture Phase I).
*10.31 Amendment Agreement to Development, Supply and License Agreement dated November 17, 1998 between the Registrant and Wyeth-Ayerst, a division of American Home Products Corporation, a Delaware corporation.
*10.32 Supply and Development Agreement dated May 21, 1998 between the Registrant and Undisclosed.

*10.33 Amendment No. 1 to Supply and Development Agreement dated August 21, 1998 between the Registrant and Undisclosed
*10.34   Supply Agreement dated June 19, 1998 between the Registrant and E.I.
         du Pont de Nemours & Co., a Delaware corporation.
*10.35 Detection of Analytes Product Development and License Agreement dated June 19, 1998 between the Registrant and E.I. du Pont de Nemours & Co., a Delaware corporation.
10.36 Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank entered into as of April 30, 1998, incorporated by reference to exhibit 10.45 of the Company's Form 10-Q for the quarter ended September 30, 1998.
10.37 Press Release, dated November 25, 1997, issued by Cygnus, Inc. announcing the results of research clinical studies. Incorporated by reference to exhibit 99.1 of the Company's Form 8-K dated December 25, 1997.
10.38 Press Release, dated November 25, 1997, issued by Cygnus, Inc. announcing a proposed public offering of convertible subordinated notes. Incorporated by reference to exhibit 99.2 of the Company's
         Form 8-K dated December 25, 1997.

         EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.39   1994 Stock Option / Award Plan, incorporated by reference to
        Exhibit 99.1 of the Registrant's Form S-8 Registration Statement
        No. 333-18357, filed December 20, 1996.
10.40 Amended 1991 Employee Stock Purchase Plan incorporated by reference to Exhibit 99.2 of the Registrant's Form S-8 Registration Statement
        No. 333-18357, filed December 20, 1996.
10.41 Form of Indemnification Agreement for Directors and Officers, incorporated by reference to Exhibit 10.29 of the Registrant's
        Form S-1 Registration Statement No. 33-38363.
10.42 1991 Bonus Plan for Director-Level Employees and Officers incorporated by reference to Exhibit 10.36 of the Registrant's Form S-1
        Registration Statement No. 33-45180.
10.43 Amended and Restated Employment Agreement dated January 29, 1996 between the Registrant and Gregory B. Lawless. Incorporated by reference to exhibit 10.30 of the Company's Form 10-K for the fiscal year ended December 31, 1996.
10.44 Form of Agreement with Executive Officers relating to change in control . incorporated by reference to exhibit 10.31 of the Company's Form 10-K for the fiscal year ended December 31, 1996.
10.45   Employment Agreement dated May 30, 1992 between the Registrant and
        Alan F. Russell.
10.46   1994 Stock Option/Award Plan (As Amended and Restated as of February 24,
        1998), incorporated by reference to Exhibit 99.1 o the Company's
        Form S-8 Registration Statement No. 333-67331, filed November 16, 1998.
10.47 Amended 1991 Employee Stock Purchase Plan (As Amended and Restated as of February 24, 1998), incorporated by reference to Exhibit 99.6 of the Company's Form S-8 Registration Statement No. 333-67331, filed
        November 16.1998.
10.48 Plan Amendment Cygnus, Inc. 1994 Stock Option/Award Plan, Incorporated by reference to Exhibit 99.2 of the Company's Form S-8 Registration Statement No. 333-67331, filed November 16.1998.
10.49 Form of Special Addendum to Stock Option Agreement (Change in Control), incorporated by reference to Exhibit 99.3 of the Company's Form S-8 Registration Statement No. 333-67331, filed November 16.1998.
10.50 Form of Special Addendum to Stock Option Agreement (Termination of Employment Without Cause -- Officers), incorporated by reference to
        Exhibit 99.4 of the Company's Form S-8 Registration Statement
        No. 333-67331, filed November 16.1998.
10.51 Form of Special Addendum to Stock Option Agreement (Termination of Employment Without Cause -- Key Employee), incorporated by reference to
        Exhibit 99.5 of the Company's Form S-8 Registration Statement
        No. 333-67331, filed November 16.1998.
10.52 Written Compensation Agreement between Registrar and Mr. Marion, incorporated by reference to Exhibit 99.7 of the Company's Form S-8 Registration Statement No. 333-67331, filed November 16.1998.
10.53 Stock Option Agreement between Registrant and Mr. Marion, incorporated by reference to Exhibit 99.8 of the Company's Form S-8 Registration Statement No. 333-67331, filed November 16.1998.
10.54 Form of Agreement dated August 28, 1998 between the Company and each of the Executive officers with respect to post-employment benefits incorporated by reference to Exhibit 10.46 of the Company's form 10-Q for the period ended September 30, 1998.

10.55 Form of Agreement between the Company and each of the Executive officers with respect to post-employment benefits relating to change of control incorporated by reference to Exhibit 10.46 of the Company's Form 10-Q for the period ended September 30, 1998.

------------

        23.1  Consent of Ernst & Young LLP, Independent Auditors (see page 40)
        25.1  Power of Attorney (see page 39)
        27.0  Financial Data Schedule

------------

* A confidential treatment request has been applied for or granted with respect to a portion of this document.

                                     SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1999.


                                     CYGNUS, INC.



                                     By: /s/ JOHN C. HODGMAN
                                         -------------------------------------
                                                   John C. Hodgman
                                         President and Chief Executive Officer
                                              (Principal Executive Officer)

                                 POWER OF ATTORNEY


     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John C. Hodgman, attorney-in-fact for the undersigned, with the power of substitution, for the undersigned in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his/her name.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                        Title                                     Date

/s/ GARY W. CLEARY, Ph.D.        Chairman of the Board of Directors and Chief       March 30, 1999
------------------------------   Technical Officer
Gary W. Cleary, Ph.D.


/s/ JOHN C. HODGMAN              President and Chief Executive Officer              March 30, 1999
------------------------------   (Principal Executive Officer)
John C. Hodgman


/s/ CRAIG W. CARLSON             Chief Financial Officer and Senior Vice            March 30, 1999
------------------------------   President, Finance (Principal Accounting
Craig W. Carlson                 Officer)


/s/ FRANK T. CARY                Director                                           March 30, 1999
------------------------------
Frank T. Cary


/s/ ANDRE F. MARION              Vice Chairman of the Board of Directors            March 30, 1999
------------------------------
Andre F. Marion


/s/ RICHARD G. ROGERS            Director                                           March 30, 1999
------------------------------
Richard G. Rogers


/s/ WALTER B. WRISTON            Director                                           March 30, 1999
------------------------------
Walter B. Wriston

                                EXHIBIT 23.1

             CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

     We consent to the use of our report dated January 19, 1999, except for the Note 14, as to which the date is February 23, 1999 in this Annual Report (Form 10-K) of Cygnus, Inc.

     We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 33-41502, 33-43710, 33-59774, 33-86038 and
333-18357) pertaining to the Amended 1986 Stock Option Plan, the 1991 Amended Employee Stock Purchase Plan, the Amended 1986 Incentive Stock Plan and the 1994 Stock Option/Award Plan of Cygnus, Inc. of our report dated January 19, 1999, except for the Note 14, as to which the date is February 23, 1999 with respect to the consolidated financial statements and schedule of Cygnus, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 1998.






Palo Alto, California                                      /s/ ERNST & YOUNG LLP
March 30,  1999

                                    Cygnus, Inc.


                          Consolidated Financial Statements





                  For the Years ended December 31, 1998, 1997 and 1996


                                        with


                            Report of Independent Auditors

                                     Cygnus, Inc.


                           CONSOLIDATED FINANCIAL STATEMENTS

                  For the Years ended December 31, 1998, 1997 and 1996


                                       Contents

Report of Ernst & Young LLP, Independent Auditors ....................................... F-3

Audited Consolidated Financial Statements:

Consolidated Balance Sheets ............................................................. F-4
Consolidated Statements of Operations ................................................... F-5
Consolidated Statement of Shareholders' Equity/(net capital deficiency) ................. F-6
Consolidated Statements of Cash Flows ................................................... F-7
Notes to Consolidated Financial Statements .............................................. F-8

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Cygnus, Inc.


     We have audited the accompanying consolidated balance sheets of Cygnus, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (net capital deficiency) and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cygnus, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Palo Alto, California January 19, 1999, except for the Note 14, as to which the date is February 23, 1999



                                                          /s/ Ernst & Young LLP

                                        Cygnus, Inc.
                                  CONSOLIDATED BALANCE SHEETS
                                        (In thousands)

                                                                              DECEMBER 31,
                                                                     1998                   1997
                                                                 -------------------------------------
ASSETS:
CURRENT ASSETS:
  Cash and cash equivalents                                      $  10,219               $  20,669
  Short-term investments                                            14,982                  14,163
  Trade accounts receivable, net of allowance  (1998 -- $123;
    1997 -- $123)                                                      876                   2,040
  Inventories                                                          771                     924
  Prepaid expenses and other current assets                            510                   1,834
  Current portion of employee notes receivable                         185                     154
                                                                 -------------------------------------
                Total current assets
                                                                    27,543                  39,784
EQUIPMENT AND IMPROVEMENTS:
  Office and laboratory equipment                                   18,237                  14,856
  Leasehold improvements                                             1,304                     885
                                                                 -------------------------------------
                                                                    19,541                  15,741
  Less accumulated depreciation and amortization                   (13,077)                (11,145)
                                                                 -------------------------------------
              Net equipment and improvements                         6,464                   4,596

  Long-term investments                                              3,622                   --
  Long-term portion of employee notes receivable                       286                     301
  Deferred compensation and other assets                             4,451                   4,596
  Unamortized portion of the issuance costs of the Senior
    Subordinated Convertible Notes                                   1,088                   --
                                                                 -------------------------------------
              Total Assets                                        $ 43,454                $ 49,277
                                                                 -------------------------------------
                                                                 -------------------------------------
LIABILITIES AND NET CAPITAL DEFICIENCY:
CURRENT LIABILITIES:
  Accounts payable                                                $  2,585                $  1,070
  Amounts payable to related parties                                 1,043                     224
  Accrued clinical trials                                              831                   --
  Accrued compensation                                               4,593                   3,298
  Accrued professional services                                        729                     842
  Other accrued liabilities                                            943                   1,263
  Customer advances                                                    207                     624
  Current portion of arbitration obligation                             60                  16,223
  Current portion of deferred revenue                                1,153                   1,846
  Current portion of long-term debt                                  3,415                   3,767
  Current portion of capital lease obligations                         442                     686
                                                                 -------------------------------------
              Total current liabilities                             16,001                  29,843

Long-term portion of arbitration obligation                         24,158                  23,000
Long-term portion of deferred revenue                               --                       1,188
Long-term portion of debt                                            8,252                   3,812
Long-term portion of capital lease obligations                         581                     390
Senior Subordinated Convertible Notes                               22,563                    --
Deferred compensation and other long-term liabilities                4,666                   4,844

STOCKHOLDERS' NET CAPITAL DEFICIENCY:
  Preferred stock, $0.001 par value:  5,000 shares authorized;
     no shares issued and outstanding                               --                        --
  Common stock, $0.001 par value:  40,000 shares authorized;
     issued and outstanding: 20,886 and 19,273 shares at
     December 31, 1998 and 1997, respectively                           21                      19
  Additional paid-in-capital                                       143,155                 122,709
  Accumulated deficit                                             (175,955)               (136,527)
  Accumulated other comprehensive income / (loss)                       12                      (1)
                                                                 -------------------------------------
   Net capital deficiency                                          (32,767)                (13,800)
                                                                 -------------------------------------
    Total liabilities and stockholders' net capital deficiency   $  43,454                $ 49,277
                                                                 -------------------------------------
                                                                 -------------------------------------

SEE ACCOMPANYING NOTES.

                                           Cygnus, Inc.

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands, except per share data)

                                                                       YEARS ENDED DECEMBER 31,
                                                                 1998             1997            1996
                                                                 -------------------------------------
REVENUES:

  Product revenues                                               $    587       $   4,212    $   17,211
  Contract revenues                                                10,178          14,106        13,085
  Royalty and other revenues                                          890          11,184         5,907
                                                                 --------------------------------------
    TOTAL REVENUES                                                 11,655          29,502        36,203

COSTS AND EXPENSES:

  Costs of products sold                                            3,478          10,413        16,659
  Research and development                                         32,149          22,328        23,165
  Marketing, general and administrative                            11,730           8,695         9,296
  Arbitration settlement                                              ---          39,666           ---
                                                                 --------------------------------------
    TOTAL COSTS AND EXPENSES                                       47,357          81,102        49,120

Loss from operations                                              (35,702)        (51,600)      (12,917)

Interest and other income                                           6,009           2,989         2,851
Interest and other expense                                         (9,735)         (1,849)         (986)
                                                                 --------------------------------------
NET LOSS                                                         $(39,428)       $(50,460)     $(11,052)
                                                                 --------------------------------------
                                                                 --------------------------------------
BASIC AND DILUTED NET LOSS PER SHARE                             $  (1.95)       $  (2.67)     $  (0.60)
                                                                 --------------------------------------
                                                                 --------------------------------------
Shares used in computation of basic and diluted
  net loss per share                                               20,226          18,928        18,544
                                                                 --------------------------------------
                                                                 --------------------------------------

SEE ACCOMPANYING NOTES.

                                 Cygnus, Inc.

        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/(NET CAPTIAL DEFICIENCY)
                For the Years Ended December 31, 1998, 1997 and 1996
                                 (In thousands)

                                                                                            Accumulated           Total
                                                                                               Other          Stockholders'
                                                            Additional                        Compre-          Equity (net
                                                 Common     paid-in-      Accumulated         hensive            capital
                                                 Stock      capital         Deficit        Income/(loss)        deficiency)
                                                 ---------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1995                       $    18    $  113,248    $  (75,015)        $      1              38,252
Issuance of  333  shares of common stock              --         2,749            --               --               2,749
Issuance of  90 shares of common stock under
    the Employee Stock Purchase Plan                  --           823            --               --                 823
Issuance of 45 shares of common stock
    through exercise of warrant                       --           446            --               --                 446
Change in unrealized loss on investments              --            --            --               (5)                 (5)
Net loss                                              --            --       (11,052)              --             (11,052)
                                                 ---------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                       $    18    $  117,266    $  (86,067)         $    (4)          $  31,213
                                                 ---------------------------------------------------------------------------
                                                 ---------------------------------------------------------------------------
Issuance of 258 shares of common stock                 1         2,211            --               --               2,212
Issuance of 64 shares of common stock under
    the Employee Stock Purchase Plan                 --            707            --               --                 707
Issuance of  255 shares of common stock
    through exercise of warrant                      --          2,525            --               --               2,525
Change in unrealized loss on investments             --             --            --                3                   3
Net loss                                             --             --       (50,460)              --             (50,460)
                                                 ---------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                       $   19     $  122,709    $ (136,527)         $    (1)          $ (13,800)
                                                 ---------------------------------------------------------------------------
                                                 ---------------------------------------------------------------------------
Issuance of  3 shares of common stock                --             20            --               --                  20
Issuance of 141 shares of common stock under
    the Employee Stock  Purchase Plan                --            872            --               --                 872
Issuance of 906 shares of common stock in
    fourth public offering, net of issuance
    costs of $486                                     1         13,326            --               --              13,327
Issuance of 565 shares arising from the
    conversion of the Senior Subordinated
    Note                                              1          1,998            --               --               1,999
Additional paid-in capital arising from the
    beneficial conversion feature of the
    restructure of the Senior Subordinated
    Notes                                           --           4,230            --               --               4,230
Change in unrealized gain / (loss) on
    investments                                     --              --            --               13                  13
Net loss                                            --              --       (39,428)              --             (39,428)
                                                 ---------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                       $  21      $  143,155    $ (175,955)             $12            $(32,767)
                                                 ---------------------------------------------------------------------------
                                                 ---------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

                                         Cygnus, Inc.

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Increase/(Decrease) in Cash and Cash Equivalents
                                        (In thousands)

                                                                            YEARS ENDED DECEMBER 31,

                                                                          1998          1997         1996
                                                                       ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                               $ (39,428)   $ (50,460)   $ (11,052)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
  Depreciation                                                             1,684        1,971        1,861
  Amortization                                                               256          768          941
  (Gain)/loss on write-down and disposals of equipment                       (19)       1,350           --
  Beneficial conversion feature of restructured Notes                      4,230           --           --
  Amortization of debt issuance costs                                      1,561
  Other                                                                     (125)        (133)        (280)
(Increase)/decrease in assets:
  Trade accounts receivables                                               1,163        5,719       (5,449)
  Inventories                                                                153        1,407       (1,953)
  Prepaid expenses and other assets                                        1,454       (3,201)      (1,888)
Increase/(decrease) in liabilities:
  Accounts payable and other accrued liabilities                           2,848       (2,061)       2,325
  Accrued compensation                                                     1,295          121          986
  Accrued professional services                                             (114)         151          (35)
  Customer advances                                                         (418)        (522)         300
  Deferred revenue                                                        (1,881)     (10,445)       6,646
  Arbitration liability                                                  (15,005)      39,223           --
  Deferred compensation and other liabilities                               (178)       1,494        1,261
                                                                       ---------    ---------    ----------
      Net cash used in operating activities                              (42,524)     (14,618)      (6,337)
                                                                       ---------    ---------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                      (3,365)      (3,095)      (1,515)
Purchases of investments                                                 (48,314)     (30,148)     (31,565)
Maturity and sale of investments                                          44,073       32,408       31,602
                                                                       ---------    ---------    ----------
      Net cash used in investing activities                               (7,606)        (835)      (1,478)
                                                                       ---------    ---------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale and leaseback of assets                                    --           --          464
Issuance of common stock                                                  14,219        5,444        4,018
Net proceeds from the issuance of Senior Subordinated Convertible Notes   40,351
Proceeds from issuance of long-term debt                                   6,110        1,331        8,000
Principal payments of Senior Subordinated Convertible Notes              (18,500)
Principal payments of long-term debt                                      (2,023)      (2,486)        (490)
Payment of capital lease obligations                                        (477)      (1,315)      (1,474)
                                                                       ---------    ---------    ----------
      Net cash provided by financing activities                           39,680        2,974       10,518
                                                                       ---------    ---------    ----------

Net increase/(decrease) in cash and cash equivalents                     (10,450)     (12,479)       2,703
Cash and cash equivalents at beginning of year                            20,669       33,148       30,445
                                                                       ---------    ---------    ----------
Cash and cash equivalents at end of year                                 $10,219      $20,669      $33,148
                                                                       ---------    ---------    ----------
                                                                       ---------    ---------    ----------

SEE ACCOMPANYING NOTES.

                                   CYGNUS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1:  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    The Company was incorporated in California in 1985 and was merged into a Delaware corporation in September 1995. The Company is engaged in the development and manufacture of diagnostic and drug delivery systems, utilizing proprietary technologies to satisfy unmet medical needs cost effectively. The Company's current efforts are primarily focused on two core areas: an automatic and continuous glucose monitoring device (the GlucoWatch monitor) and transdermal drug delivery systems.

CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all material inter-company balances and transactions. Cygnus' subsidiaries were inactive in 1998, 1997 and 1996.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

    Product sales are recorded when FemPatch or Nicotrol products are shipped. Nicotrol product shipments were discontinued in the first quarter of 1997 upon Pharmacia's exercise of its option to purchase the U.S. manufacturing rights for the Nicotrol patch from Cygnus. FemPatch product shipments were discontinued in the second quarter of 1998 and in November 1998 the agreement between Warner-Lambert and Sanofi was terminated, which also terminated the supply agreement between the Company and Warner-Lambert. Up-front and interim milestone payments from feasibility and development contracts are generally earned and recognized based on percentage of actual efforts expended compared to total expected efforts during the development period for each contract. The total expected efforts under each contract are estimated by management and updated periodically in light of the current conditions and expected development timeline. Milestone payments received at the end of the development period of an agreement are generally recognized upon receipt. Deferred revenue includes the portion of up-front and interim milestone payments received on research, development and distribution agreements which have been deferred and will be recognized over the related development period in relation to efforts expended under the agreement.

    Two customers provided 60% and 40% of the 1998 product sales and royalty and other income. In 1997, these two customers provided 84% and 16% of this revenue, and in 1995 and 1996 one of these customers provided 100% of product sales and royalty and other income.

    Five customers provided 47%, 17%, 11%, 9% and 6% of the 1998 contract revenues. In 1997, four of these customers provided 33%, 14%, 10% and 10% of this revenue, and in 1996, three of these customers provided 28%, 25% and 5% of this revenue.

COSTS OF PRODUCTS SOLD

    Direct and indirect costs associated with manufacturing FemPatch and Nicotrol products are included in costs of products sold.

RESEARCH AND DEVELOPMENT

The Company has entered into license, collaboration and distribution agreements with certain companies. In general, these agreements provide that Cygnus will create and/or manufacture the drug delivery or diagnostic system and receive

                                   CYGNUS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEAR ENDED DECEMBER 31, 1998 (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

reimbursements for costs incurred, payment for product shipped to licensees or distributors and royalties based on product sales by its licensees and distributors. Additionally, under such agreements, Cygnus may receive one or more up-front payments and milestone payments (which are made upon the occurrence of certain events, such as the filing of the NDA or an ANDA for a product), as well as reimbursements of certain research and development expenses. Research and development expenses consist of process development costs, costs associated with work performed under development agreements and self-funded research, and costs incurred in clinical studies and regulatory/scientific affairs. Research and development expenses covered under contracts partially funded by the Company's licensees and distributors for the years ended December 31, 1998, 1997 and 1996 were approximately $24,374, $19,242 and $17,657, respectively. Revenues recorded under arrangements amounted to $10,178, $11,206 and $10,827, respectively. Cygnus' pharmaceutical company licensees and distributors generally have the right to abandon the rights to a product and the obligation to make related payments. Since all payments to the Company under these agreements are contingent on the occurrence of future events or sales levels, and the agreements are terminable by the licensee or distributor, no assurance can be given as to whether the Company will receive any particular payment thereunder or as to the amount or timing of any such payment.

INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market, after appropriate consideration was given to obsolescence and inventories in excess of anticipated future demand. Net inventories consist of the following:


                                    DECEMBER 31,
                                    1998    1997
                                    ------------
    Raw materials                   $771    $787
    Work in process                 ----      86
    Finished goods                  ----      51
                                    ------------
                                    $771    $924
                                    ------------
                                    ------------

Inventories at December 31, 1998 and 1997 relate to the Company's estrogen (FemPatch) transdermal product.

                                   CYGNUS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEAR ENDED DECEMBER 31, 1998 (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EQUIPMENT AND IMPROVEMENTS

    Equipment and improvements are recorded at the lower of cost or net realizable value. Depreciation of equipment is computed on a straight-line basis over the estimated useful lives of eighteen months to sixty months. Leasehold improvements and assets recorded under capital leases are amortized using the straight-line method over the shorter of the estimated useful life of the assets or the term of the leases. In 1997, the Company incurred charges of $1.3 million to write down the cost of Nicotrol patch equipment to its net realizable value. This write-down was due to the termination of Nicotrol patch manufacturing by the Company.

DEFERRED COMPENSATION

    In 1995, the Company adopted a non-qualified deferred compensation plan. The Plan was intended to be unfunded and was maintained by the Company primarily for the purpose of providing deferred compensation for a select group of management. As of December 31, 1998 and 1997, the Company recorded $4.3 million and $4.4 million, respectively, as other long-term assets and as other long-term liabilities related to the plan which included both contributions and net investment earnings. These investments were directed by the participants. In January 1999, the Company terminated the plan and the plan assets will be distributed to participants in the first quarter of 1999.

NET LOSS PER SHARE

    Basic and diluted net loss per share is computed using the weighted average number of shares of Common Stock outstanding. Shares issuable from stock options and warrants outstanding are excluded from the diluted earnings per share computation, as their effect is anti-dilutive.

ACCOUNTING FOR STOCK-BASED COMPENSATION

    Under Statement 123, "Accounting for Stock-Based Compensation," stock-based compensation expense to employees is measured using either the intrinsic value method as prescribed by Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), or the fair-value method described in FAS 123. Cygnus has elected to follow APB 25 and related interpretations in accounting for its employee stock options and disclose only the pro-forma impact of the fair-value method on net income and earnings per share. (See Note 4 "Stockholders' Equity.")

NEW ACCOUNTING PRONOUNCEMENTS

    Effective January 1, 1998 the Company adopted the Financial Accounting Standard Board's Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130") and Financial Accounting Standard No. 131, Disclosure about Segment of an Enterprise and Related Information ("FAS 131") and restated prior years' financial statements to conform to the above reporting standards.

    FAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by owners and distributions to owners. The adoption of FAS 130 resulted in revised and additional disclosure but had no effect on the financial position, results of operations or liquidity of the Company.

    FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Effective December 31, 1998, the Company adopted FAS 131. On this basis, the Company has two principal businesses and, therefore, two reportable business segments: diagnostics and drug delivery. Segment results are presented on this basis in 1998, as well as retroactively (see Note 7, "Business Segments"). This new pronouncement does not alter reported net income.

                                   CYGNUS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEAR ENDED DECEMBER 31, 1998 (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting rules for different types of hedges. Adoption of this statement is required in the year ending December 31, 2000 and is not expected to have a material impact on Company's results of operations or financial condition.

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

    The Company considers all highly liquid investments with a maturity from the date of purchase of three months or less to be cash equivalents. The Company invests its excess (to current demands) cash in high credit quality, highly liquid instruments. These investments have included, but are not limited to, Treasury Notes, Federal Agency Securities, Auction Rate Certificates, Auction Rate Preferred Stock, and Commercial Paper.

                                   CYGNUS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEAR ENDED DECEMBER 31, 1998 (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2:  FAIR VALUE OF FINANCIAL INSTRUMENTS

    For the years ended December 31, 1998 and 1997 the net realized gains and losses on available-for-sale securities were immaterial.

    As of December 31, 1998 and 1997 all debt securities are classified as available-for-sale. The following is a summary of available-for-sale securities as of December 31, 1998 and 1997:

                                                        AVAILABLE-FOR-SALE SECURITIES
                                              --------------------------------------------
                                                         GROSS        GROSS      ESTIMATED
                                                      UNREALIZED    UNREALIZED     FAIR
                                                COST     GAINS       LOSSES        VALUE
                                              --------------------------------------------
AS OF DECEMBER 31, 1998:

Cash Equivalents:
  Money Market Fund                           $ 3,961    $ --        $ --        $ 3,961
  Certificate of Deposit                        4,000      --          --          4,000
  Federal Agency Security, due in less
    than ninety days                            1,305      --          --          1,305
                                              -------    ----        ----        -------
      Total Cash Equivalents                  $ 9,266    $ --        $ --        $ 9,266
                                              -------    ----        ----        -------
                                              -------    ----        ----        -------
Short-Term Investments:
  Federal Agency Securities                     2,290       3          --          2,293
  Auction Rate Certificates                    11,049      --          --         11,049
  Corporate Notes                               1,640      --          --          1,640
                                              -------    ----        ----        -------
      Total Short-Term Investments            $14,979    $  3        $ --        $14,982
                                              -------    ----        ----        -------
                                              -------    ----        ----        -------
Long-Term Investments:
  Federal Agency Securities                     3,613      11          (2)         3,622
                                              -------    ----        ----        -------
      Total Long-Term Investments             $ 3,613    $ 11        $ (2)       $ 3,622
                                              -------    ----        ----        -------
                                              -------    ----        ----        -------
AS OF DECEMBER 31, 1997:

Cash Equivalents:
  Money Market Fund                           $18,925    $ --        $ --        $18,925
                                              -------    ----        ----        -------
      Total  Cash Equivalents                 $18,925    $ --        $ --        $18,925
                                              -------    ----        ----        -------
                                              -------    ----        ----        -------
Short-Term Investments:
  Treasury Bills                              $ 1,900    $  1        $ --        $ 1,901
  Federal Agency Securities                     3,023      --          --          3,023
  Auction Rate Certificates                     6,216      --          --          6,216
  Auction Rate Preferred                        1,012      --          --          1,012
  Corporate Notes                               2,013      --          (2)         2,011
                                              -------    ----        ----        -------
     Total Short-Term Investments             $14,164    $  1        $ (2)       $14,163
                                              -------    ----        ----        -------
                                              -------    ----        ----        -------

All cash equivalents and investments as of December 31, 1998 and 1997 have maturity dates of less than twenty-one months and one year, respectively.

                                   CYGNUS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEAR ENDED DECEMBER 31, 1998 (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3:  CREDIT LINE AND LEASES

    In December 1994, the Company borrowed $1.7 million under a bank line of credit to finance the purchase of manufacturing and research equipment. In June of 1996, the Company received $8.0 million under a bank loan agreement for short-term working capital. In April of 1998, the Company consolidated its two outstanding bank loans into an expanded credit facility with the same bank. An additional $4.7 million was borrowed, increasing the total outstanding under the new agreement to $10.0 million. In November of 1998, the April agreement was further amended to modify the covenants. This balance will be repaid through November 2001, with monthly interest-only payments through November 1998, and monthly principal-and-interest installments thereafter. As of December 31, 1998 there is $9.8 million outstanding under this agreement. The line bears interest at one percentage point above the prime rate (8.75% in total as of December 31, 1998). In June 1997, the Company entered into a loan agreement for $1.3 million to finance additional capital equipment. The line bears interest at a fixed rate of 9.39% per year. Borrowings under this agreement are secured by specific Company assets. This loan is being repaid monthly through June 2000. As of December 31, 1998, there was $0.7 million outstanding. In the second quarter of 1998, the Company entered into a new loan agreement for $1.4 million to finance additional capital equipment. Borrowings under this agreement are also secured by specific Company assets. As of December 31, 1998, there was $1.2 million outstanding. All loan agreements are subject to certain financial covenants, including minimum cash balances and tangible net worth. If certain of these covenants are not met, the lenders may require collateral of the amounts outstanding. In the event of default, the lenders may, at their option, exercise their rights to remedies specified in the loan agreements which include, among other things, the acceleration of amounts due under the agreements.

    Assets leased under capital leases are included in equipment with a cost of $5,490 and $5,065 on December 31, 1998 and 1997, respectively, with related accumulated amortization of approximately $4,806 and $4,275 on December 31, 1998 and 1997, respectively. Upon the expiration of the lease, the Company has purchase options for the leased equipment at market value. As of December 31, 1998, there was $1,023 outstanding. This lease agreement has certain financial covenants, including minimum cash balance. If certain of these covenants are not met, the leasing company may require collateral of the amounts outstanding. In the event of default, the leasing company can accelerate all amounts due.

    The future aggregate principal payments of long-term debt and minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of December 31, 1998, are as follows:

                                                            LONG-TERM DEBT             CAPITAL LEASES
                                                            --------------             --------------
Years ending December 31,
  1999                                                          $ 3,415                   $  555
  2000                                                            3,450                      495
  2001                                                            4,802                      145
                                                                -------                   ------
Total principal and minimum lease payments, respectively        $11,667                    1,195
                                                                -------
                                                                -------
Less amount representing interest                                                            172
                                                                                          ------
Present value of net minimum lease payments                                                1,023
Current portion                                                                              442
                                                                                          ------
Amounts due after one year                                                                $  581
                                                                                          ------
                                                                                          ------

    The fair market value of the long-term debt approximates its carrying value of $11,667.

    The Company leases its facilities under a non-cancelable operating lease for three of its four buildings expiring in 2003. The terms of the lease provide for rental payments on a graduated scale. The Company is recognizing rent expense on a straight-line method over the lease period and therefore has accrued for the rent expense incurred but not paid. Additionally, the Company leases an off-site warehouse with a three-year lease term ending in October 1999.

                                   CYGNUS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEAR ENDED DECEMBER 31, 1998 (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3:  CREDIT LINE AND LEASES (CONTINUED)

    Minimum future rental commitments under the operating leases on December 31, 1998 amount to $1,941 in 1999, $1,904 in 2000, $1,954 in 2001, $2,015 in
2002, and $2,078 in 2003.  Rent expense amounted to $1,064, $1,020, and
$1,013, for the years ended December 31, 1998, 1997, and 1996, respectively.

NOTE 4:   STOCKHOLDERS' EQUITY

PREFERRED SHARE PURCHASE RIGHTS PLAN

    Pursuant to the Company's Stockholder Rights Plan, the Board declared a dividend distribution of one Preferred Share Purchase Right ("Right") for each outstanding share of Common Stock, issuable on October 18, 1993 to stockholders of record on that date. These rights will remain outstanding until September 21, 2003.

WARRANTS

    In September 1990, in connection with the PaineWebber product development program, a warrant to purchase 300 shares of common stock at $9.90 per share was issued to the development partner. All warrants have been exercised as of December 31, 1997.

EMPLOYEE STOCK PURCHASE PLAN

    As part of an employee retention program, the Company established the 1991 Employee Stock Purchase Plan, as Amended and Restated as of February 24, 1998 (the "Stock Purchase Plan") to provide employees with an opportunity to purchase Common Stock of the Company through payroll deductions. A total of 925 shares of Common Stock were reserved for issuance to eligible employees under the amended Stock Purchase Plan. The amended Stock Purchase Plan will terminate in 2023 unless sooner terminated by the Board of Directors. Under this Stock Purchase Plan, the Company's employees, subject to certain restrictions, may purchase shares of Common Stock at 85 percent of the lesser of the fair market value at either the date of enrollment or the date of purchase. During 1998 and 1997, 116 and 64 shares, respectively, were issued under the Stock Purchase Plan, and at December 31, 1998, 362 shares were available for issuance.

STOCK OPTION PLAN

    The Company has elected to follow Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    The Company has a 1994 Stock Option/Award Plan, as Amended and Restated as of February 24, 1998 (the "Stock Plan") which authorizes the Board of Directors to grant incentive stock options, nonstatutory stock options, stock purchase rights and stock bonuses to employees and consultants. The Stock Plan, as amended, authorizes the issuance of up to 7,916 Common Shares, of which 1,402 are available for grant at December 31, 1998. Under the Stock Plan, incentive stock options must be granted at fair market value at the date of grant as determined by the Board of Directors or committee thereof. Options generally vest over a four-year period and are exercisable for a term of ten years after issuance, unless otherwise determined by the Board of Directors or committee thereof.

    Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options and the fair value for the stocks issued under the Stock Purchase Plan were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996: risk-free interest rate of 4.25%, 5.41% and 6.125%, respectively; a dividend yield of 0.0%; volatility factors of the expected market price of the Company's common stock of .78, .66, and .68, respectively; and a weighted-average expected life of the option of 5 years.

                                   CYGNUS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEAR ENDED DECEMBER 31, 1998 (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 4:   STOCKHOLDERS' EQUITY (CONTINUED)

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options issued under the Stock Plan is amortized to expense over the options' vesting period. The estimated fair value of the compensation benefit received under the Stock Purchase Plan is expensed in the year of purchase. The Company's pro forma information follows:

                                            1998         1997       1996
                                            ----         ----       ----
Pro forma net loss                       $(44,898)    $(54,691)   $(13,653)
Pro forma loss per share                 $  (2.22)    $  (2.89)   $  (0.74)

    The effects on pro forma disclosures of applying FAS 123 are not likely to be representative of effects on pro forma disclosures of future years because FAS123 is applicable only to options granted subsequent to December 31, 1994.

                                   CYGNUS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEAR ENDED DECEMBER 31, 1998 (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 4:   STOCKHOLDERS' EQUITY (CONTINUED)

 A summary of the Company's stock option activity, including the number, weighted-average exercise price, and weighted-average remaining contractual life for options outstanding and the number and weighted-average exercise price of options exercisable for the year ended December 31, 1998, is as follows:

                               OPTIONS OUTSTANDING                       EXERCISABLE
-----------------    -------------------------------------       -------------------------
                       Number        Weighted     Weighted           Number      Weighted
                     Outstanding     Average       Average       Exercisable     Average
Range of Exercise    at Year-end    Remaining     Exercise       at Year-end     Exercise
     Prices            (000)       Contractual      Price             (000)      Price
                                      Life
-----------------    -------------------------------------       -------------------------
$ 3.25 -   $ 3.25       881          6.31            $3.25             0                0
$ 4.25 -   $ 7.000      588          6.11            $6.7695         539         $ 6.8934
$ 7.25   - $10.75       606          5.53            $9.1055         541         $ 9.0473
$11.00   - $14.375      442          8.04           $13.8119         229         $14.1384
$14.500  - $14.500      594          8.44           $14.5000         338         $14.5000
$14.750  - $15.625      454          4.27           $15.5668         428         $15.5940
$15.84   - $18.000      449          7.74           $16.9533         168         $16.4855
$18.1250 - $22.625      413          7.56           $20.4436         269         $20.7817
                      -------                                      -------
$ 3.25   - $22.625    4,427          6.69           $11.3393       2,512         $12.6510

                                         OPTION ACTIVITY SUMMARY FOR THE YEAR ENDED DECEMBER 31:
                                  ---------------------------------------------------------------------
                                         1998                     1997                  1996
                                  ---------------------   ----------------------  ---------------------
                                             Weighted -               Weighted -             Weighted -
                                              Average                  Average                Average
                                  Options    Exercise      Options    Exercise    Options    Exercise
                                  (000)       Price         (000)      Price       (000)      Price
                                  ---------------------   ----------------------  ---------------------
Outstanding-beginning of year      3,277       $13.2569     2,432       $11.81      2,372      $ 9.66
Granted                            1,458       $ 7.717      1,346       $14.96        486      $19.78
Granted outside Plan                  20       $ 3.25        ----         ----       ----        ----
Exercised                            (25)      $ 8.5055      (258)      $ 8.35       (333)     $ 8.41
Forfeited                           (303)      $14.356       (243)      $13.24        (93)     $10.75
                                   -----                    -----                   -----
Outstanding at end of year         4,427       $11.3393     3,277       $13.27      2,432      $11.81
                                   -----       --------     -----       ------      -----      ------
                                   -----       --------     -----       ------      -----      ------

Exercisable at end of year         2,512       $12.6510     1,627       $11.89      1,350      $10.90
                                   -----       --------     -----       ------      -----      ------
                                   -----       --------     -----       ------      -----      ------

Weighted-average fair value of

Options granted during the year   $7.717                    $7.13                   $9.54

Under the Stock Plan, stock may be sold and stock bonuses or rights to purchase common stock may be granted by the Board of Directors or a committee thereof (the "Board") for past services at the fair market value at the date of grant. The Board may impose certain repurchase rights, in favor of the Company, in the event that an employee is terminated prior to certain predetermined vesting dates. As of December 31, 1998, 1997 and 1996, no shares were subject to repurchase.

                                   CYGNUS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEAR ENDED DECEMBER 31, 1998 (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 4:   STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK RESERVED FOR FUTURE ISSUANCE

    At December 31, 1998, the total number of shares of Common Stock reserved for issuance under all stock plans was 6,190.

                                   CYGNUS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEAR ENDED DECEMBER 31, 1998 (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 5:  INCOME TAXES

    An income tax benefit has not been accrued on net losses due to the uncertainty regarding the Company's future profitability.

    Significant components of the Company's deferred tax assets for federal and state income taxes as of December 31, 1998 and 1997 are as follows:

                                                YEAR ENDED DECEMBER 31,
                                                  1998          1997
                                                  ----          ----
Net operating loss carryforwards               $ 46,000     $  25,900
Research and development credits                  3,600         2,400
Reserves and accruals                             4,500         4,100
Capitalized R&D                                   7,900         5,700
Arbitration obligation                           10,000        15,800
Other -- net                                      2,700         3,400
                                               ----------------------
  Total deferred tax assets                    $ 74,700      $ 57,300
  Valuation allowance for deferred tax assets   (74,700)      (57,300)
                                               ----------------------
Net deferred tax assets                        $      0      $      0
                                               ----------------------
                                               ----------------------

    The valuation allowance for the deferred tax assets increased by $17.4 million and $19.8 million during the years ended December 31, 1998 and December 31, 1997, respectively. Approximately $3.2 million of the valuation allowance results from tax deductions under the stock option plans and will be credited to Common Stock when recognized.

    At December 31, 1998, the Company had federal net operating loss and research and development tax credit carryforwards of approximately $131 million and $2.4 million, respectively. The Company had state net operating loss and tax credit carryforwards of approximately $19.8 million and $1.9 million, respectively. These carryforwards will expire at various dates beginning in 1999.

    Because of the "change in ownership" provisions of the Internal Revenue Code, a substantial portion of the Company's net operating loss and tax credit carryforwards may be subject to annual limitations. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

NOTE 6:  STATEMENTS OF CASH FLOWS DATA

                                                           1998        1997       1996
                                                       --------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Interest paid                                          $   2,834   $   1,631    $   844

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES
Equipment purchased under capital leases               $     ---   $     ---    $   464
Unrealized gain/(loss) on investments                  $      12   $       3    $    (5)

                                   CYGNUS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEAR ENDED DECEMBER 31, 1998 (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7: BUSINESS SEGMENTS

    The Company operates in two business segments: diagnostics and drug delivery. Both segments are engaged in development and manufacture, utilizing proprietary technologies to satisfy unmet medical needs cost effectively. The segments are strategic business units managed separately based on the differences in the technologies of their respective product lines.

    The diagnostics division's efforts are primarily focused on an automatic and continuous glucose monitoring device, the GlucoWatch automatic glucose monitor. The GlucoWatch monitor is designed to take frequent measurements, thus providing an abundance of glucose data to potentially better control fluctuating glucose levels. The Company believes its proprietary extraction and sensing technologies provide the potential to develop unique products for glucose monitoring which could lead to improved treatment for people with diabetes.

    The drug delivery division's efforts are focused primarily on transdermal drug delivery systems, which provide for the controlled release of drugs directly into the bloodstream through intact skin. Cygnus' transdermal technology is based on the objective of making transdermal products less irritating, more comfortable and longer to wear for the patient. The Company has received FDA approval for two products and has a number of others in late-stage development, including two hormone replacement therapy products and a contraceptive product.

    The accounting policies of the business segments are the same as those describe in the summary of significant accounting policies. The Company does not currently have a measure of interest income or interest expense by business segment. There are no reconciling items between total segment revenues and profit and (loss) and consolidated results. The Company utilizes the following information for the purpose of making decisions and assessing segments' performance.

                                                         BUSINESS SEGMENTS
                                             ---------------------------------------------
          1998                                DIAGNOSTICS   DRUG DELIVERY   CORPORATE TOTAL
          ----                                -----------   -------------   ---------------
     Revenue                                    $     457     $    11,198     $      11,655
     Profit/(loss)                                (40,030)            602           (39,428)
     Depreciation and  amortization                   969             971             1,940
     Other significant items:
        Beneficial conversion costs                 4,230            ----             4,230

     Identifiable assets                           39,130           4,324            43,454
     Expenditure for long lived assets          $   2,834     $       531     $       3,365

          1997
          ----

     Revenue                                    $   2,146     $    27,356     $      29,502
     Profit/(loss)                                (15,083)        (35,377)         (50,460)
     Depreciation and  amortization                 1,230           1,509            2,739
     Other significant items:
       Arbitration settlement                        ----         (39,666)         (39,666)
       Writedown of assets                             15           1,275            1,290
     Identifiable assets                           42,955           6,322           49,277
     Expenditure for long lived assets          $   2,577     $       518     $      3,095

          1996
          ----

     Revenue                                    $   2,712     $    33,491     $     36,203
     Profit/(loss)                                 (8,405)         (2,647)         (11,052)
     Depreciation and  amortization                   757           2,045            2,802
     Identifiable assets                           53,750          15,048           68,798
     Expenditure for long lived assets          $     791     $       724     $      1,515

                                   CYGNUS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEAR ENDED DECEMBER 31, 1998 (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7: BUSINESS SEGMENTS (CONTINUED)

    All segmental revenues have been generated in the U.S. and the Company currently does not have any long lived assets outside the U.S.

NOTE 8:  SENIOR CONVERTIBLE NOTES

    In February 1998, the Company entered into Note Purchase Agreements with certain institutional investors to issue and sell approximately $43 million of 4% Senior Subordinated Convertible Notes due 2005 (the "Notes"). On October 28, 1998, the Company restructured the Notes. Key provisions in the restructured Notes include the October 1998 repayment of $18.5 million in principal (reducing the principal balance from $43 million to $24.5 million), a delay in the convertibility of the majority of the Notes to June 30, 1999 or after, modification of conversion prices of the Notes, the ability of the Company to redeem at par at any time all or part of the new principal amount of the Notes, an increase in the interest rate to 5.5% paid annually on the new principal balance and the change in the final maturity of the Notes to October 1, 2000.

    Under the terms of the restructured Notes, all of the remaining $24.5 million principal amount of the Notes are redeemable by the Company at par including accrued interest. $18.5 million of the Notes will not be convertible into Common Stock by the Note Holders until June 30, 1999. The restructured Notes are divided into three tranches. The first tranche had a original principal amount of $6 million and was convertible in whole or in part into Common Stock at any time, at a price that was fixed until June 30, 1999 ($3.54), and was subject to a potential upward adjustment on February 1, 1999 based on certain market formulas. As of December 31, 1998, $1.9 million of the first tranche had been converted into Common Stock. The balance of the first tranche was fully converted in January 1999. The second tranche also has an original principal amount of $6 million and cannot be converted into Common Stock until June 30, 1999, at which time it becomes convertible in whole or in part. On June 30, 1999, the conversion price of the second tranche will be $6.89, which was established on February 1, 1999, based on the average of closing bid prices using a fifteen trading days look-back from February 1, 1999. Subsequent to June 30, 1999, the conversion price of the second tranche will be determined based on other market formulas containing certain look-back provisions. The third tranche of the restructured notes has an original principal amount of $12.5 million and cannot be converted into Common Stock until July 1, 1999 at a conversion price that will be determined based on market based pricing formulas which contain look-back provisions. Beginning July 1, 1999, no more than 15% of the second and third tranches may be converted per calendar month at conversion prices which reflect market based formulas. Such formulas contain components based on various averages of closing bid prices and low trading prices during fifteen or ten, as the case may be, trading days look-back periods from various dates. Any portions of the 15% monthly amounts of the second and third tranches that are not converted in the relevant month may be rolled over for conversion in future months. If the Company calls the second tranche of Notes ($6 million) for redemption before February 1, 1999, the Note Holders will be entitled to convert not more than 50% of such notes called before the redemption occurs. No such call was made by the Company prior to February 1, 1999. If the Company calls the third tranche of Notes ($12.5 million) for redemption before July 1, 1999, the Note Holders will not be entitled to convert any portion of such tranche so called. The Note Holders will otherwise be entitled to convert Notes called for redemption before the redemption occurs, at conversion prices based on market formulas.

    The terms of the restructured Notes contained beneficial conversion features relative to the first tranche which resulted in a non-cash charge to earnings of $4.2 million. Future tranches of the restructured Notes may also have similar beneficial conversion features. Such beneficial features, if any, are contingent upon future events including timing of conversion and market prices at the time of conversion and accordingly the Company is not able to estimate any potential charges at this time.

                                   CYGNUS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEAR ENDED DECEMBER 31, 1998 (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9: RELATED PARTY TRANSACTIONS

    The Company currently does business with two companies that are principally owned by a non-officer Vice President of the Company. These companies are primarily engaged to design and build manufacturing equipment for the GlucoWatch system, and to manufacture components of the GlucoWatch system. The Company spent approximately $4.0 million with these companies in 1998, and this amount is expected to increase in 1999. As of December 31, 1998, $1.0 million was payable to these companies, and the Company had outstanding purchase commitments to one of these companies totaling $0.9 million.

NOTE 10: COMMITMENTS

    As of December 31, 1998, the Company had non-cancelable purchase orders totaling $0.9 million with a single vendor for the construction of manufacturing equipment to be used to produce components of the GlucoWatch system.

NOTE 11: CONCENTRATION OF CREDIT RISK

    The Company maintains its cash, cash equivalents and investments primarily with a bank and two brokerage houses. This practice is consistent with the Company's policy to maintain high liquidity and ensure safety of principal.

    As of December 31, 1998, approximately 97% of the trade accounts receivable are due from three customers. The remaining balance of the trade accounts receivable are due from two customers, all of which are large pharmaceutical companies. As of December 31, 1997, approximately 90% of the trade accounts receivable were due from two customers. The remaining balance of the trade accounts receivable were due from four customers, all of which were large pharmaceutical companies. Generally, the Company does not require any collateral on receivable balances.

NOTE 12:  EMPLOYEE BENEFIT PLAN

    The Company has a defined contribution benefit plan (the "Plan") covering substantially all employees. The Plan provides for employee contributions up to 15 percent of their annual pre-tax compensation or to a maximum of 17 percent of the combined pre-tax and after-tax compensation, as defined in the Plan. The Plan provides for the Company to match a portion of the contributions. For the years ended December 31, 1998 and 1997, the Company incurred defined contribution expense of $0.1 million and $0.08 million, respectively.

NOTE 13:  LEGAL PROCEEDINGS

    On November 20, 1998, the American Arbitration Association issued the final award on the arbitration proceedings between Cygnus and Pharmacia & Upjohn ("Pharmacia") relating to the Nicotrol patch, Cygnus' smoking cessation patch. Pursuant to the findings from the arbitration proceedings, Cygnus was awarded $4.3 million for prevailing in some of its claims and Pharmacia was awarded $1.6 million for prevailing in some of its claims. Accordingly, Cygnus realized a net amount of $2.7 million. By way of background, Cygnus initiated these proceedings in May 1997 based on the agreement between Cygnus and Pharmacia, which provided that Pharmacia would be obligated to pay Cygnus for, among other things, existing inventory costs and certain purchase order commitments. Pharmacia disputed their obligations regarding certain of the inventory costs and certain purchase order commitments. In March 1998, Pharmacia added a counterclaim against Cygnus in the arbitration, seeking approximately $1.5 million in reimbursement for an alleged overpayment in royalties for Nicotrol units shipped in 1996 and 1997. Cygnus' claim and Pharmacia's counterclaim commenced on June 15, 1998 before a panel of the American Arbitration Association. This final and unappealable decision settles all claims and counterclaims submitted to this Arbitration by the Parties.

NOTE 14: SUBSEQUENT EVENTS

    On February 23, 1999 a warrant to purchase 120 shares of Common Stock was issued to Petkevich and Partners, LLC for services rendered in providing financing advice. Sixty (60) shares can be purchased at $0.01 (one cent) per share prior to March 2, 1999 by Petkevich and Partners, LLC and 60 shares at $3.25 per share prior to November 1, 1999. The warrant and shares have not been registered under the Securities Act of 1933. On February 26, 1999, Petkevich and Partners, LLC exercised the warrant to purchase 60 shares at the exercise price of $0.01 (one cent) per share of the outstanding warrant.

                                                                     SCHEDULE II


                                 CYGNUS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                YEARS ENDED DECEMBER 31, 1998,  1997, AND 1996
                           (DOLLARS IN THOUSANDS)


                                        BALANCE AT     CHARGED TO      CHARGED TO
                                       BEGINNING OF    COSTS AND          OTHER                     BALANCE AT
                                           YEAR          EXPENSES        ACCOUNTS    DEDUCTIONS    END OF YEAR
                                       -------------------------------------------------------------------------
Year ended December 31, 1998:
   Deducted from asset accounts:
   Allowance for doubtful accounts     $  123           $  --           $  --         $    --        $   123
   Warranty reserve                       435              --              --              --            435
                                       ---------------------------------------------------------------------
                                       $  558           $  --           $  --         $    --        $   558
                                       ---------------------------------------------------------------------
                                       ---------------------------------------------------------------------

Year ended December 31, 1997:
   Deducted from asset accounts:
   Allowance for doubtful accounts     $1,137           $ --            $ --          $(1,014)       $   123
   Warranty reserve                       435             --              --               --            435
                                       ---------------------------------------------------------------------
                                       $1,572           $ --            $ --          $(1,014)       $   558
                                       ---------------------------------------------------------------------
                                       ---------------------------------------------------------------------

Year ended December 31, 1996:
   Deducted from asset accounts:
   Allowance for doubtful accounts     $1,137           $ --            $ --          $    --        $ 1,137
   Warranty reserve                       435             --              --               --            435
                                       ---------------------------------------------------------------------
                                       $1,572           $ --            $ --          $    --        $ 1,572
                                       ---------------------------------------------------------------------
                                       ---------------------------------------------------------------------