Form 10-Q
period 1999-03-31
CYGNUS INC /DE/
filed 1999-04-27
CIK 870755

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

  X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended MARCH 31, 1999

                                       or

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

Yes   X    No
    -----     -----

Number of shares outstanding of each of the registrant's classes of common stock as of APRIL 22, 1999:

Common Stock -  22,578,076  shares

                                                                Total pages: 27
                                               Page number of exhibit index: 25

                                  CYGNUS, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION                                                                           PAGE NO.
                                                                                                        ---------
    Item 1:    Financial Statements

               Condensed Consolidated Statements of Operations for the three month periods
                  ended March 31, 1999 and 1998 (unaudited)..........................................       2

               Condensed Consolidated Balance Sheets at March 31, 1999
                  (unaudited) and December 31, 1998..................................................       3

               Condensed Consolidated Statements of Cash Flows for the three month periods
                  ended March 31, 1999 and 1998 (unaudited).........................................        4

               Notes to Condensed Consolidated Financial Statements (unaudited).....................        5

    Item 2:    Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.............................................................        9

    Item 3:    Quantitative and Qualitative Disclosures About Market Risk...........................       23

PART II. OTHER INFORMATION

    Item 1:       Legal Proceedings.................................................................       25

    Item 6:       Exhibits and Reports on Form 8-K..................................................       25


SIGNATURES..........................................................................................       27

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                CYGNUS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (In thousands, except per-share data)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                         1999                     1998
                                                                  ---------------          -------------
Product revenues                                                   $      -----             $        506
Contract revenues                                                         2,566                    2,723
Royalty and other revenues                                                  355                      231
                                                                   ------------             ------------
       TOTAL REVENUES                                                     2,921                    3,460

Costs and expenses:
    Costs of products sold                                                -----                    1,023
    Research and development                                              7,885                    6,065
    Marketing, general and administrative                                 1,470                    1,916
                                                                   ------------             ------------
       TOTAL COSTS AND EXPENSES                                           9,355                    9,004

LOSS FROM OPERATIONS                                                    (6,434)                  (5,544)
Interest income/(expense), net                                            (382)                        6
                                                                   ------------             ------------
NET LOSS                                                           $    (6,816)             $    (5,538)
                                                                   ------------             ------------
                                                                   ------------             ------------
BASIC AND DILUTED NET LOSS PER SHARE                               $     (0.31)             $     (0.28)
                                                                   ------------             ------------
                                                                   ------------             ------------

Shares used in computation of basic and diluted
  net loss per share                                                     21,733                   19,841
                                                                   ------------             ------------
                                                                   ------------             ------------

(See accompanying notes.)

                                  CYGNUS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                         MARCH 31,            December 31,
                                                                            1999                   1998
                                                              --------------------------------------------
  ASSETS:
  CURRENT ASSETS:
     Cash and cash equivalents                                     $        8,480         $       10,219
     Short-term investments                                                13,961                 14,982
     Trade accounts receivable, net of allowance                            1,122                    876
     Inventories                                                             ----                    771
     Prepaid expenses and other current assets                                782                    695
                                                              ---------------------  ---------------------
                  Total current assets                                     24,345                 27,543

  EQUIPMENT AND IMPROVEMENTS:
     Equipment and improvements, at cost                                   20,873                 19,541
       Less accumulated depreciation and amortization                     (13,549)               (13,077)
                                                              --------------------------------------------
                  Net equipment and improvements                            7,324                  6,464

     Long-term investments                                                  3,586                  3,622
     Deferred compensation and other assets                                 1,609                  5,825
                                                              --------------------------------------------
                  Total Assets                                     $       36,864         $       43,454
                                                              --------------------------------------------
                                                              --------------------------------------------
  LIABILITIES AND NET CAPITAL DEFICIENCY:
  CURRENT LIABILITIES:
     Accounts payable                                              $        6,467         $        4,459
     Accrued compensation                                                   4,492                  4,593
     Accrued professional services                                            745                    729
     Other accrued liabilities                                                936                    943
     Customer advances                                                        182                    207
     Current portion of arbitration obligation                                157                     60
     Current portion of deferred revenue                                    2,462                  1,153
     Current portion of long-term debt                                      3,436                  3,415
     Current portion of capital lease obligations                             442                    442
                                                              --------------------------------------------
                  Total current liabilities                                19,319                 16,001

  Long-term portion of arbitration obligation                              23,909                 24,158
  Long-term portion of debt                                                 7,385                  8,252
  Long-term portion of capital lease obligations                              475                    581
  Senior Subordinated Convertible Notes                                    18,500                 22,563
  Deferred compensation and other long-term liabilities                       523                  4,666

  STOCKHOLDERS' NET CAPITAL DEFICIENCY:
     Common stock                                                              22                     21
     Additional paid-in-capital                                           149,500                143,155
     Accumulated deficit                                                 (182,771)              (175,955)
     Accumulated other comprehensive income                                     2                     12
                                                              --------------------------------------------
        Net capital deficiency                                            (32,247)               (32,767)
                                                              --------------------------------------------
         Total liabilities and stockholders' net
           capital deficiency                                      $       36,864         $       43,454
                                                              --------------------------------------------
                                                              --------------------------------------------

Note: The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

(See accompanying notes.)

                                  CYGNUS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase/(Decrease) in Cash and Cash Equivalents
                                   (unaudited)
                                 (In thousands)

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                             1999                  1998
                                                                       ------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                             $    (6,816)      $       (5,538)
     Adjustments to reconcile net loss to cash used in
       operating activities:
        Depreciation and amortization                                             477                  450
        Decrease/(increase) in assets                                           4,696                  689
        Increase/(decrease) in liabilities                                       (678)              (1,092)
        Increase/(decrease) in arbitration liability                             (151)             (14,065)
                                                                       ------------------   -------------------
         NET CASH USED IN OPERATING  ACTIVITIES                                (2,472)             (19,556)
                                                                       ------------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                     (1,332)              (1,117)
        Decrease/(increase) in investments                                      1,001              (20,869)
                                                                       ------------------   -------------------
         NET CASH USED IN INVESTING ACTIVITIES                                   (331)             (21,986)
                                                                       ------------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                                   2,015               13,931
     Principal payments of long-term debt                                        (846)                (999)
     Payment of capital lease obligations                                        (105)                (167)
     Net proceeds from the issuance of Senior Subordinated Convertible
       Notes                                                                     ----               40,442
                                                                       ------------------   -------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                              1,064               53,207
                                                                       ------------------   -------------------

NET INCREASE /(DECREASE) IN CASH AND CASH EQUIVALENTS                          (1,739)              11,665
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               10,219               20,669
                                                                       ------------------   -------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $     8,480          $    32,334
                                                                       ------------------   -------------------
                                                                       ------------------   -------------------

(See accompanying notes.)

CYGNUS, INC.
March 31, 1999

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

      The condensed consolidated financial statements of Cygnus, Inc. (the "Company" or "Cygnus") as of and for the three month periods ended March 31, 1999 and 1998 included herein are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the management of Cygnus, Inc. believes necessary for a fair presentation of the financial position as of the reported dates and the results of operations for the respective periods presented. Interim financial results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 1998 included in the Company's 1998 Annual Report on Form 10-K.

2.    NET LOSS PER SHARE

         Basic and diluted net loss per share is computed using the weighted average number of shares of Common Stock outstanding. Shares issuable from stock options and warrants outstanding are excluded from the diluted earnings per share computation, as their effect is anti-dilutive.

3.    COMPREHENSIVE INCOME

      Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by owners and distributions to owners. Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130") which was adopted by the Company on January 1, 1998, requires unrealized gains and losses on Company's available-for-sale securities to be included in other comprehensive income or loss. Unrealized gains or losses for the three months periods ended March 31, 1999 and March 31, 1998 were not material and total comprehensive loss closely approximated net loss for each of these periods.

4.    NEW ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting rules for different types of hedges. Adoption of this statement is required in the year ending December 31, 2000 and is not expected to have a material impact on the Company's results of operations or financial condition.

5.    INVENTORIES

     Net inventories of $771 as of December 31, 1998 consisted of raw materials related to the Company's estrogen transdermal product (FemPatch-R- system [Warner-Lambert Company, Morris Plains, NJ]) and were stated at the lower of cost (first-in, first-out method) or market, after

CYGNUS, INC.
March 31, 1999

appropriate consideration was given to obsolescence and inventories in excess of anticipated future demand.

      Due to the termination of the Supply Agreement between Warner-Lambert Company ("Warner-Lambert") and the Company, all related inventory was sold or written off against prior reserves during the three months ended March 31, 1999.

6.    SENIOR SUBORDINATED CONVERTIBLE NOTES

         In February 1998, the Company entered into Note Purchase Agreements with certain institutional investors to issue and sell approximately $43 million of 4% Senior Subordinated Convertible Notes due in 2005 (the "Notes"). On October 28, 1998, the Company restructured the Notes. Key provisions in the restructured Notes included the October 1998 repayment of $18.5 million in principal (reducing the principal balance from $43 million to $24.5 million), a delay in the convertibility of the majority of the Notes to June 30, 1999 or after, modification of conversion prices of the Notes, the ability of the Company to redeem at par at any time all or part of the new principal amount of the Notes, an increase in the interest rate to 5.5% paid annually on the new principal balance and the change in the final maturity of the Notes to October 1, 2000.

         Under the terms of the restructured Notes, all of the remaining $24.5 million principal amount of the Notes is redeemable by the Company at par, including accrued interest. $18.5 million of the Notes will not be convertible into Common Stock by the Note Holders until June 30, 1999. The restructured Notes were divided into three tranches. The first tranche had an original principal amount of $6 million and was convertible in whole or in part into Common Stock at any time, at a price that was fixed until June 30, 1999 ($3.54), and was subject to a potential upward adjustment on February 1, 1999 based on certain market formulas. As of December 31, 1998, $1.9 million of the first tranche had been converted into Common Stock. The balance of the first tranche was fully converted in January 1999. The second tranche also has an original principal amount of $6 million and cannot be converted into Common Stock until June 30, 1999, at which time it becomes convertible in whole or in part. On June 30, 1999, the conversion price of the second tranche will be $6.89, which was established on February 1, 1999, based on the average of closing bid prices using a fifteen-trading-day look-back from February 1, 1999. Subsequent to June 30, 1999, the conversion price of the second tranche will be determined based on other market formulas containing certain look-back provisions. The third tranche of the restructured Notes has an original principal amount of $12.5 million and cannot be converted into Common Stock until July 1, 1999 at a conversion price that will be determined based on market-based pricing formulas which contain look-back provisions. Beginning July 1, 1999, no more than 15% of the second and third tranches may be converted per calendar month at conversion prices which reflect market-based formulas. Such formulas contain components based on various averages of closing bid prices and low trading prices during fifteen or ten, as the case may be, trading days look-back periods from various dates. Any portions of the 15% monthly amounts of the second and third tranches that are not converted in the relevant month may be rolled over for conversion in future months. If the Company had called the second tranche of Notes ($6 million) for redemption before February 1, 1999, the Note Holders would have been entitled to convert not more than 50% of such Notes called before the redemption occurs. The Company made no such call prior to February 1, 1999. If the Company calls the third tranche of Notes ($12.5 million) for redemption before July 1, 1999, the Note Holders will not be entitled to convert any portion of such tranche so called. The Note Holders will

CYGNUS, INC.
March 31, 1999

otherwise be entitled to convert Notes called for redemption before the redemption occurs, at conversion prices based on market formulas.

         The terms of the restructured Notes contained beneficial conversion features relative to the first tranche, which resulted in a non-cash charge to earnings of $4.2 million. Future tranches of the restructured Notes may also have similar beneficial conversion features. Such beneficial features, if any, are contingent upon future events, including timing of conversion and market prices at the time of conversion, and accordingly the Company is not able to estimate any potential charges at this time.

7.    BUSINESS SEGMENTS

      The Company operates in two business segments: diagnostics and drug delivery. Both segments are engaged in development and manufacture, utilizing proprietary technologies to satisfy unmet medical needs cost-effectively. The segments are strategic business units managed separately based on the differences in the technologies of their respective product lines.

         The diagnostics division's efforts are primarily focused on an automatic and continuous glucose monitoring device, the GlucoWatch-R- automatic glucose monitor. The GlucoWatch-R- monitor is designed to take frequent measurements, thus providing an abundance of glucose data to potentially better control fluctuating glucose levels. The Company believes its proprietary extraction and sensing technologies provide the potential to develop unique products for glucose monitoring which could lead to improved treatment for people with diabetes.

         The drug delivery division's efforts are focused primarily on transdermal drug delivery systems, which provide for the controlled release of drugs directly into the bloodstream through intact skin. Cygnus' transdermal technology is based on the objective of making transdermal products less irritating, more comfortable and longer to wear for the patient. The Company has received United States Food and Drug Administration ("FDA") approval for two products and has a number of others in late-stage development, including two hormone replacement therapy products and a contraceptive product.

         There are no reconciling items between total segment revenues and profit and loss and consolidated results. The Company utilizes the following information for the purpose of making decisions and assessing segment performance.

                                                               BUSINESS SEGMENTS
                                            ------------------------------------------------------
                 MARCH 31, 1999                DIAGNOSTICS     DRUG DELIVERY     CORPORATE TOTAL
                 --------------                -----------     -------------     ---------------
        Revenue                                $      ----       $     2,921      $        2,921
        Profit/(loss)                          $    (6,817)      $         1      $       (6,816)
        Identifiable assets                    $    33,517       $     3,347      $       36,864

                 MARCH 31, 1998
                 --------------
        Revenue                                $       305       $     3,155      $        3,460
        Profit/(loss)                          $    (5,847)      $       309      $       (5,538)
        Identifiable assets                    $    78,760       $     5,586      $       84,346

CYGNUS, INC.
March 31, 1999

         There has been no significant change from December 31, 1998 in the basis of measurement of segment revenues and profit or loss or identifiable assets.

         All segmental revenues have been generated in the U.S. and the Company currently does not have any long-lived assets outside the U.S.

8.   SECURITIES AVAILABLE-FOR-SALE

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

         The Company considers all highly liquid investments with a maturity from the date of purchase of three months or less to be cash equivalents. The Company invests its excess (to current demands) cash in short-term and long-term high credit quality, highly liquid instruments. These investments have included, but are not limited to, Treasury Notes, Federal Agency Securities, Auction Rate Certificates, Auction Rate Preferred Stock, and Commercial Paper.

CYGNUS, INC.
March 31, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING BUT NOT LIMITED TO THOSE SPECIFICALLY IDENTIFIED AS SUCH, THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-Q THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT, INCLUDING WITHOUT LIMITATION STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ON FORM 10-Q ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN THE "RISK FACTORS" CONTAINED IN THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND ELSEWHERE IN THIS REPORT ON FORM 10-Q.

GENERAL

         Cygnus, Inc. ("Cygnus" or the "Company") is engaged in the development and manufacture of diagnostic and drug delivery systems, utilizing its proprietary technologies to satisfy unmet medical needs cost-effectively. The Company's current efforts are primarily focused on two core areas: an automatic and continuous glucose monitoring device (the GlucoWatch-R- monitor) and transdermal drug delivery systems.

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

         Cygnus' licensees and distributors generally have the right to abandon a product development effort at any time for any reason without significant penalty. Such cancellations may result in delays, suspension or abandonment of clinical testing, the preparation and processing of regulatory filings and product development and commercialization efforts. Licensees have exercised this right in the past, and there can be no assurance that current and future licensees or distributors will not exercise this right in the future. If a licensee or distributor were to cease funding one of the Company's products, Cygnus would either self-fund development efforts, identify and enter into an agreement with an alternative licensee or distributor or suspend further development work on the product. There can be no assurance that, if necessary, the Company would be able to negotiate an agreement with an alternative licensee or distributor on acceptable terms. Since all payments to the Company under its agreements following their execution are contingent on the occurrence of future events or sales levels, and the agreements are terminable by the licensee or distributor, no assurance can be given as to whether the Company will receive any particular payment thereunder or as to the amount or timing of any such payment. The Company may choose to self-fund certain research and development projects in order to exploit its

CYGNUS, INC.
March 31, 1999

technologies. Any increase in Company-sponsored research and development activities will have an immediate adverse effect on the Company's results of operations. However, should such Company-sponsored research and development activities result in a commercial product, the long-term effect on the Company's results of operations could be favorable. In the past some of the Company's licensees, distributors and collaborators have approached the Company requesting modification of the terms of existing agreements. The Company is currently involved in discussions with several companies with regard to a collaboration for the marketing and distribution of the GlucoWatch-R- monitor in the U.S., Europe and those territories not included in the agreement between the Company and Tokyo-based Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi"). (For more on the Yamanouchi agreement see "Contract Revenue," under Results of Operations.) There can be no assurance that the Company will be able to enter into new collaborative arrangements.

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

         The Company's results of operations vary significantly from year to year and depend on, among other factors, the signing of new product development agreements and the timing of recognizing payment amounts specified thereunder, the timing of recognizing license or distribution fees and cost reimbursement payments made by pharmaceutical licensees, and the demand for its products. Up-front and interim milestone payments from contracts are generally earned and recognized based on the percentage of actual efforts expended compared to total expected efforts during the development period for each contract. However, contract revenues are not always aligned with the timing of related expenses. To date, research and development expenses have generally exceeded contract revenue in any particular period and the Company expects the same situation to continue for the next few years. In addition, the level of revenues in any given period is not necessarily indicative of expected revenues in future periods. The Company has incurred net losses each year since its inception and does not believe it will achieve profitability in 1999. At March 31, 1999, the Company's accumulated deficit and net capital deficiency were approximately $182.8 million and $32.2 million, respectively.

CYGNUS, INC.
March 31, 1999

RESULTS OF OPERATIONS:

COMPARISON FOR THE QUARTERS ENDED MARCH 31, 1999 AND 1998

         PRODUCT REVENUES for the quarter ended March 31, 1999 were $0.0 million, compared to $0.5 million for the quarter ended March 31, 1998. Product revenue for the three months ended March 31, 1998 resulted from the shipments of the FemPatch-R- system. The reduction in total product revenue is due to the discontinuation of shipments of the FemPatch-R- system.

         The FemPatch-R- system, commercially launched in 1997, is a low-dose, 7-day estrogen replacement transdermal patch for the treatment of menopausal symptoms. Sanofi S.A. ("Sanofi"), the Company's worldwide licensee, had sublicensed U.S. marketing rights to Warner-Lambert. In November 1998, Warner-Lambert terminated its agreement with Sanofi, which also terminated the Supply Agreement between Warner-Lambert and the Company. As a result of the termination of the FemPatch-R- system supply agreement, the Company does not expect any further product revenues until new products are commercialized.

         Due to the above factors and the uncertainty regarding when and if additional products will obtain approval from the FDA and when and if licensees will sell and market such products, the Company believes that the level of product revenues experienced to date is not indicative of future results and may fluctuate from period to period.

         CONTRACT REVENUES for the quarter ended March 31, 1999 were $2.6 million, compared to $2.7 million for the quarter ended March 31, 1998. Contract revenues primarily reflect labor and material cost reimbursements associated with the development of certain transdermal delivery systems and the amortization of milestone payments relating to certain transdermal delivery systems and the glucose monitoring device.

         The Company is currently involved in discussions with several companies with regard to a collaboration for the marketing and distribution of the GlucoWatch-R- monitor in the U.S., Europe and those territories not included in the agreement between the Company and Yamanouchi as described below. There can be no assurance that the Company will be able to enter into new collaborative arrangements.

         In July 1996, the Company entered into an agreement with Tokyo-based Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi") for the marketing and distribution of the GlucoWatch-R- monitor. Under the terms of this agreement, Yamanouchi has exclusive marketing and distribution rights in Japan and Korea. Cygnus will have primary responsibility for completing product development and for manufacturing. In the third quarter of 1996, Cygnus received an up-front, non-refundable payment from Yamanouchi and is eligible to receive milestone payments as well as a percentage of the product's future commercial sales.

         In 1998, the Company entered into an agreement with an undisclosed company for the development, supply and commercialization of a nicotine transdermal system, a smoking cessation patch being developed by Cygnus. Under the terms of the agreement, the undisclosed company has marketing and distribution rights in certain territories. Cygnus has exclusive manufacturing and supply rights. The undisclosed company has primary responsibility for obtaining regulatory

CYGNUS, INC.
March 31, 1999

approval and commercialization. Cygnus has received payment for 1998 manufacturing and development costs and will receive similar future payments. The Company is also eligible to receive future milestone payments, as well as a percentage of the product's future commercial success.

         In December 1998, a New Drug Application ("NDA") was submitted to the FDA and the European Dossier has been submitted to the European authorities for the Company's 7-day estrogen patch. In July 1998, the Company was notified by American Home Products Corporation ("AHP"), the licensee for two of the Company's transdermal hormone replacement therapy products, including the 7-day estrogen patch, that AHP wanted to discuss the status of its agreement with the Company. Cygnus was notified by AHP that it intended to exercise its right under the agreement to seek a sublicensee for these products and is now actively involved in doing so. On November 17, 1998, AHP and Cygnus signed an amendment to the agreement that provides Cygnus ownership of the regulatory filing packages for the two products and the right to co-promote the two products as well. The amendment also provides that if AHP is unable to sign an agreement with a sublicensee within six months, the rights to the two products will revert to Cygnus, and AHP will be obligated to continue development activities for the two products for an additional six months. There can be no assurance that AHP will find a sublicensee. Furthermore, if AHP is unsuccessful in finding a sublicensee, it is uncertain what course of action the Company will take with regard to these two products, although it is expected the Company will seek a new collaboration for the distribution and marketing of the products.

         Contract revenues are expected to fluctuate from quarter to quarter and from year to year, and future contract revenues cannot be reasonably predicted. The contributing factors to achieving contract revenues include, but are not limited to, future successes in finalizing new collaborative agreements, timely achievement of milestones under current contracts, and strategic decisions on self-funding certain projects. The Company is unable to predict to what extent the termination of existing contracts by current partners, or new collaborative agreements, if any, will impact overall contract revenues in the remainder of 1999 and subsequent future periods.

         ROYALTY AND OTHER REVENUES for the quarter ended March 31, 1999 were $0.4 million, compared to $0.2 million for the quarter ended March 31, 1998. The amounts include royalties from worldwide sales by Pharmacia & Upjohn ("Pharmacia") of the Company's nicotine transdermal product.

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

         COSTS OF PRODUCTS SOLD for the quarter ended March 31, 1999 were $0.0 million, compared to $1.0 million for the quarter ended March 31, 1998. Costs of products sold primarily include direct and indirect production, facility and personnel costs required to meet future anticipated production levels. The decrease in costs of products sold for the quarter ended March 31, 1999 is primarily due to the discontinuation of shipments of the FemPatch-R- system as a result of the termination of the FemPatch-R- system supply agreement. Costs of products sold for the quarter ended

CYGNUS, INC.
March 31, 1999


March 31, 1998 include shipments of the FemPatch-R- system. The Company had no product revenue or cost of products sold for the quarter ended March 31, 1999 as a result of the aforementioned and experienced negative production margins for the quarter ended March 31, 1998 due to low production volumes that prevented the Company from absorbing all of its fixed manufacturing costs.

         RESEARCH AND DEVELOPMENT EXPENSES for the quarter ended March 31, 1999 were $7.9 million, compared to $6.1 million for the quarter ended March 31, 1998. The increase in research and development expenses for the quarter ended March 31, 1999 is primarily due to the increased costs associated with the GlucoWatch-R- monitor and the AutoSensor (a consumable component which is attached to the back of the GlucoWatch-R- monitor) in the following areas: material, design and scale up for development efforts, and material and outside charges for the accelerated level of clinical activities. Research and development and clinical activities primarily include support and development for the glucose monitoring program, the Company's hormone replacement therapy products and a contraceptive product.

     MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES for the quarter ended March 31, 1999 were $1.5 million, compared to $1.9 million for the quarter ended March 31, 1998. The decrease is primarily due to reduced legal and compensation expenses.

         INTEREST INCOME (EXPENSE). The Company incurred net interest expense of $(0.4) million for the quarter ended March 31, 1999, compared to $0.0 million for the quarter ended March 31, 1998. The increase in net interest expense is due primarily to the interest expense associated with the Senior Subordinated Convertible Notes, the amortization of the financing fees related to these Notes and the interest related to the additional long-term debt incurred in the second quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Through December 1998, the Company received net proceeds of approximately $95.4 million from public offerings of its Common Stock.

         Through 1997, the Company financed approximately $9.7 million of manufacturing and research equipment under capital loan and lease arrangements. In the second quarter of 1998, the Company entered into a new loan agreement for $1.4 million to finance additional capital equipment. Borrowings under this agreement are secured by specific Company assets.

         In April of 1998, the Company consolidated its two outstanding bank loans into an expanded credit facility with the same bank. An additional $4.7 million was borrowed, increasing the total outstanding under the new agreement to $10.0 million. In November of 1998, the April agreement was further amended to modify the covenants. This balance will be repaid through November 2001, with monthly interest-only payments through November 1998 and monthly principal-and-interest installments thereafter. As of March 31, 1999 there was $9.2 million outstanding under this agreement. Borrowings under this agreement are secured by specific Company assets.

CYGNUS, INC.
March 31, 1999

         In February 1998, the Company entered into Note Purchase Agreements with certain institutional investors to issue and sell approximately $43 million of 4% Senior Subordinated Convertible Notes due 2005 (the "Notes"). On October 28, 1998, the Company restructured the Notes. Key provisions in the restructured Notes include the October 1998 repayment of $18.5 million in principal (reducing the principal balance from $43 million to $24.5 million), a delay in the convertibility of the majority of the Notes to June 30, 1999, modification of conversion prices of the Notes, the ability of the Company to redeem at par at any time all or part of the new principal amount of the Notes, an increase in the interest rate to 5.5% paid annually on the new principal balance and the change in the final maturity of the Notes to October 1, 2000 (see "Senior Subordinated Convertible Notes" Part 1, Note 6). Through December 31, 1998, $1.9 million of the first tranche of $6.0 million was converted into equity. In January 1999, the remaining balance of $4.1 million of the original first tranche of $6.0 million was converted into equity.

         In addition to the cash received from the public offerings, issuance of the Notes, equipment lease and short-term working capital financing, the Company has been financing its operations primarily through revenues and interest income.

                  Net cash used in operating activities for the quarter ended March 31, 1999 was $2.5 million, compared with net cash used of $19.6 million for quarter ended March 31, 1998. Cash used in operating activities during the quarter ended March 31, 1999 was primarily due to the Company's net loss of $6.8 million and a decrease in deferred compensation and other long term liabilities of $4.1 million, offset by a decrease in deferred compensation, notes receivable, prepaid expenses and other assets of $4.1 million and in inventories of $0.8 and an increase in accounts payable and other liabilities of $2.0 million and in deferred revenue of $1.3 million. Net cash used in operating activities during the quarter ended March 31, 1998 was primarily due to a $14.0 million cash payment made in January 1998 to Sanofi, under the terms of the settlement, and the Company's net loss of $5.5 million.

         The current level of cash used in operating activities is not necessarily indicative of the level of future cash usage. The Company expects a decrease in operating cash usage for 1999 primarily because the $14.0 million payment in 1998 of the Sanofi arbitration liability will not recur in 1999.

         Net cash used in investing activities of $0.3 million for the quarter ended March 31, 1999 resulted primarily from net maturity and sales of investments of $1.0 million and capital expenditures of $1.3 million. Net cash used in investing activities of $22.0 million for the quarter ended March 31, 1998 resulted primarily from net purchases of investments of $20.9 million and capital expenditures of $1.1 million.

         Net cash provided by financing activities of $1.1 million for the quarter ended March 31, 1999 includes additional stock proceeds of $2.0 million, offset by long-term debt and capital lease repayments of $0.8 million and $0.1 million, respectively. Net cash provided by financing activities of $53.2 million for the quarter ended March 31, 1998 includes net proceeds of $40.4 million and $13.3 million from the Company's February 1998 issuance of Senior Subordinated Convertible Notes and from a direct public offering of its Common Stock, respectively, and additional stock proceeds of $0.5 million, offset by long-term debt and capital lease repayments of $1.0 million and $0.2 million, respectively.

CYGNUS, INC.
March 31, 1999

         The Company's long-term capital expenditure requirements will depend upon numerous factors, including the progress of the Company's research and development programs; the time required to obtain regulatory approvals; the resources that the Company devotes to the development of self-funded products, proprietary manufacturing methods and advanced technologies; the ability of the Company to obtain additional licensing arrangements and to manufacture products under those arrangements; the additional expenditures to support the manufacture of new products, if and when approved; and possible acquisitions of products, technologies and companies. As the Company evaluates the progress of its development projects, in particular the GlucoWatch-R- monitor, its commercialization plans and the lead time to set up manufacturing capabilities, Cygnus may commence long-term planning for another manufacturing site. Nevertheless, the Company believes that such long-term planning will not result in any material impact on cash flows and liquidity for 1999.

         Based upon current expectations for operating losses and projected short-term capital expenditures, the Company believes that its existing cash, cash equivalents and investments of $26.0 million as of March 31, 1999 -- when coupled with cash from revenues and other funding, such as from potential product funding collaborations or from public financings (including debt or equity financings) and earnings from investments -- will be sufficient to meet its operating expenses, debt servicing and repayments and capital expenditure requirements at least through March 31, 2000. However, there can be no assurance that the Company will not require additional financing, depending upon future business strategies, results of clinical trials and management decisions to accelerate certain research and development programs and other factors.

YEAR 2000 COMPLIANCE

         The Company is preparing for the impact of the arrival of the Year 2000 ("Y2K") on its business, as well as on the businesses of its customers, suppliers and business partners. The "Y2K Issue" is a term used to describe the problems created by systems that are unable to accurately interpret dates after December 31, 1999. These problems are derived predominantly from the fact that many software programs have historically categorized the "year" in a two-digit format. The Y2K Issue creates potential risks for the Company, including potential problems in the Company's products as well as in the Information Technology ("IT") and non-IT systems that the Company uses in its business operations. The Company may also be exposed to risks from third parties with whom the Company interacts who fail to adequately address their own Y2K Issues.

         The Company began its Y2K efforts early in 1998 by forming a Project office chaired by the Company's Senior Vice President of Finance. The Board of Directors is advised periodically on the status of the Company's Y2K compliance program.

         The project team developed a five-phase approach to identifying and remediating Y2K Issues. These phases are:

         1. Awareness
         2. Inventory

CYGNUS, INC.
March 31, 1999

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

         Concurrent with the inventory, the Company's consultant performed an assessment of the systems and applications documented in the inventory. The result of this independent assessment showed that the majority of the Company's internal IT systems were compliant. This is due to the fact that the Company does not rely on in-house developed applications for its core business applications and therefore does not have legacy code to review and test. The Company's core business applications (Accounts Payable, Accounts Receivable, Sales Orders, and Inventory Control) are supported by an application that has been certified by the supplier to be fully Y2K compliant and the compliance has been tested by the Company. The assessment did determine that the payroll application in use was non-compliant. This was upgraded to a compliant version in the first quarter of 1999.

         Due to the regulatory requirements placed on the pharmaceutical and medical device industry by the FDA, the Company has placed appropriate attention on the non-IT systems. For the Company, this specifically covers all areas governed by current Good Manufacturing Practice ("cGMP") guidelines and include but are not limited to environmental monitoring/control systems, laboratory instrumentation and their sub-systems, production equipment, and materials handling equipment. The assessment identified several of these non-IT systems to be non-compliant. The majority of these non-compliant systems are laboratory instrumentation and their sub-systems. These systems are assessed to be non-mission critical. The Company fully expects that these systems will be upgraded or replaced or have a contingency plan in place by January 1, 2000.

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

         The correction and testing, as well as the implementation, phases of the Company's Y2K compliance program are currently underway and are expected to be completed prior to January 1, 2000.

         The total cost associated with the Company's Y2K remediation is not expected to be material to the Company's financial condition or results of operations. The estimated total cost of

CYGNUS, INC.
March 31, 1999

the Company's Year 2000 remediation is not expected to exceed $500,000. Through March 31, 1999 the Company has spent approximately $100,000 in connection with Y2K Issues. The cost of implementing the replacement for the Company's core business applications has not been included in this figure since the replacement of the previous applications was not accelerated due to Y2K Issues. All Y2K expenditures are made from the respective departments' budgets.

         Although the Company assesses its Y2K issue to be moderate to low, there can be no assurance that the Company will be completely successful in its efforts to address Y2K Issues.

         Having reasonably determined that the Company's own hardware and software systems will be substantially Y2K compliant, management believes that the worst case scenarios would most likely involve simultaneous Y2K-related disruptions from the Company's key customers, suppliers, service providers and/or other business partners. For these worst case scenarios to have maximum adverse impact on the Company, either the vendors in question would need to be sole-source providers, or their peer companies, who would otherwise be potential second-source suppliers, would also need to undergo similar Y2K-related disruption. The Company believes that such simultaneous disruptions of the supply of basic goods and services due to Y2K-related issues are unlikely to occur.

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

CYGNUS, INC.
March 31, 1999

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

HISTORY OF OPERATING LOSSES; FUTURE CAPITAL REQUIREMENTS

         The Company has a limited operating history upon which its prospects can be evaluated. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device and drug delivery industry. The Company reported a net loss of $6.8 million for the first quarter of 1999 and has experienced annual operating losses since inception. The Company expects to continue to incur operating losses at least until significant sales, if any, of the GlucoWatch-R- monitor or the contraceptive patch (which is in phase III clinical trials and is currently in development with Ortho-McNeil Pharmaceutical, Inc. ("Ortho"), a subsidiary of Johnson & Johnson) commence. There can be no assurance that the Company will generate significant revenues or achieve profitability. The Company has, and expects to have, fluctuations in quarterly results based on recognition of collaborative and contract revenues and expenses. Some of these fluctuations could be significant.

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

         The Company's revenues to date have been derived primarily from product development and licensing fees related to its products under development, as well as from manufacturing and royalty revenues from the Nicotrol-R- (Pharmacia AB, Stockholm, Sweden) nicotine patch and the FemPatch-R- system. The Company will no longer receive manufacturing revenue from the Nicotrol-R- patch or the FemPatch-R- system. The Company will, however, continue to receive royalty payments for the Nicotrol-R- patch. The Company expects that a substantial portion of its future revenues will be derived, if regulatory approvals are obtained, from sales of the GlucoWatch-R- monitor and other products currently under development.

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

CYGNUS, INC.
March 31, 1999

         The Company believes that its existing cash, cash equivalents and investments -- when coupled with cash from revenues and other funding, such as from potential product funding collaborations or from public financings (including debt or equity financings) and earnings from investments -- will be sufficient to meet its operating expenses, debt servicing and repayments and capital expenditure requirements at least through March 31, 2000. The amounts and timing of expenditures will depend on the progress of ongoing research and development, the results of preclinical testing and clinical trials, the rate at which operating losses are incurred, the execution of any development and licensing agreements with corporate partners, the Company's development of products, the FDA regulatory process and other factors, many of which are beyond the Company's control.

DEPENDENCE ON LICENSEES, DISTRIBUTORS AND COLLABORATIVE ARRANGEMENTS

         The Company's business strategy for the development, clinical testing, regulatory approval, manufacturing and commercialization of its products depends, in large part, upon the Company's ability to selectively enter into and maintain collaborative arrangements with licensees and distributors. If the GlucoWatch-R- monitor is commercialized, the Company will be dependent upon Yamanouchi Pharmaceutical Co., Ltd. for marketing and distribution of the GlucoWatch-R- monitor in Japan and Korea. The Company does not currently have any marketing or distribution agreements for the GlucoWatch-R- monitor other than the Yamanouchi collaboration. However, the Company is currently involved in discussions with several companies with regard to a collaboration for the marketing and distribution of the GlucoWatch-R- monitor in the U.S., Europe and those territories not included in the agreement between the Company and Yamanouchi as described above. The Company's licensees and distributors generally have the right to terminate a product development effort at any time prior to regulatory approval for any reason without significant penalty. Such cancellations may result in delays, suspension or abandonment of clinical testing, the preparation and processing of regulatory filings and product development and commercialization efforts. Licensees have exercised this right in the past, and there can be no assurance that current and future licensees or distributors will not exercise this right in the future.

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

CYGNUS, INC.
March 31, 1999

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

         Any termination of any license or distributor arrangement by one of the Company's licensees or distributors, any inability of a licensee or distributor to fund or otherwise satisfy its obligations under its arrangements with the Company and any significant dispute with or breach of a contractual commitment by a licensee or distributor would likely require the Company to seek and reach agreement with another licensee or distributor or to assume, to the extent possible and at its own expense, all the responsibilities being undertaken by the licensee or distributor. There can be no assurance that the Company would be able to reach agreement with a replacement licensee or distributor. If the Company were not able to find a replacement licensee or distributor, there can be no assurance that the Company would be able to perform or fund the activities for which such licensee or distributor is currently responsible. Even if the Company were able to perform and fund these activities, the Company's capital requirements would increase substantially. In addition, the further development and the clinical testing, regulatory approval process, marketing, distribution and sale of the product covered by such licensee or distributor would be significantly delayed. (See "Risk Factors - Limited Marketing and Sales Experience.")

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

CYGNUS, INC.
March 31, 1999

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

HIGHLY LEVERAGED; ABILITY TO SERVICE DEBT

         As of March 31, 1999, the Company had indebtedness of $54.3 million, including a balance of $18.5 million remaining on its Notes. As of March 31, 1999, the first tranche of $6.0 million of the restructured Notes was converted into equity. The degree to which the Company is leveraged could materially and adversely affect the Company's ability to obtain financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures. The Company's ability to meet its debt service obligations will be dependent upon the Company's future performance, which will be subject to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. Although the Company believes its cash flows will be adequate to meet its interest payments, there can be no assurance that the Company will continue to generate cash flows in the future sufficient to cover its fixed charges or to permit the Company to satisfy any redemption obligations pursuant to the Notes (see below). If the Company is unable to generate cash flows in the future sufficient to cover its fixed charges or to permit the Company to satisfy any redemption obligations pursuant to the Notes, and the Company is unable to borrow sufficient funds either under its credit facilities or from other sources, it may be required to refinance all or a portion of its existing debt, to sell all or a portion of its assets, or to sell equity securities. There can be no assurance that a refinancing would be possible, nor can there be any assurance as to the timing of any asset sales or sales of equity securities or the proceeds which the Company could realize therefrom.

         The Notes are subordinate in right of payment to all existing and future Senior Debt (as defined in the First Supplemental Indenture). By reason of such subordination of the Notes, in the event of insolvency, bankruptcy, liquidation, reorganization, dissolution or winding up of the business of the Company or upon default in payment with respect to any Senior Debt of the

CYGNUS, INC.
March 31, 1999

Company or an event of default with respect to such indebtedness resulting in the acceleration thereof, the assets of the Company will be available to pay the amounts due on the Notes only after all Senior Debt of the Company has been paid in full. Moreover, holders of Common Stock would only receive the assets remaining , if any, after payment of all indebtedness and preferred stock.

         The Notes are obligations exclusively of the Company. Although the Company does not currently conduct operations through subsidiaries, it may elect to do so as products become commercialized. In such event, the cash flow and the consequent ability to service debt, including the Notes, of the Company will be partially dependent upon the earnings of its subsidiaries and the distribution of those earnings to, or upon loans or other payments of funds by those subsidiaries to, the Company. The payment of dividends and the making of loans and advances to the Company by its subsidiaries would be subject to statutory or contractual restrictions, would be dependent upon the earnings of those subsidiaries and would be subject to various business considerations. Any right of the Company to receive assets of any of its subsidiaries upon their liquidation or reorganization (and the consequent right of the holders of the Notes [the "Holder(s)"] to participate in those assets) would be effectively subordinated to the claims of that subsidiary's creditors (including trade creditors), except to the extent that the Company is itself recognized as a creditor of such subsidiary, in which case the claims of the Company would still be subordinate to any security interests in the assets of such subsidiary and any indebtedness of such subsidiary senior to that held by the Company. Under certain circumstances, including the delisting of the Company's securities from the Nasdaq National Market, each holder of Notes will have the right, at the Holder's option, to require the Company to repurchase all or a portion of such Holder's Notes at a purchase price equal to 110% of the principal amount thereof plus accrued interest thereon to the repurchase date.

LIMITED MARKETING AND SALES EXPERIENCE

         The Company has limited experience in marketing or selling medical device products. In order to successfully market and sell the GlucoWatch-R-monitor or the Company's other products under development, the Company must either develop a more extensive marketing and sales force or enter into arrangements with third parties to market and sell such products. There can be no assurance that the Company will be able to successfully develop a more extensive marketing and sales force or that it will be able to enter into marketing and sales agreements with third parties on acceptable terms, if at all. If the Company maintains its own marketing and sales capabilities, it will compete with other companies that have experienced and well-funded marketing and sales operations. If the Company enters into a marketing arrangement with a third party for the marketing and sales of the Company's products, any revenues to be received by the Company from such products will be dependent on the third party, and the Company will likely be required to a pay a sales commission or similar amount to such party.

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

CYGNUS, INC.
March 31, 1999

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

ATTRACTING AND RETAINING KEY EMPLOYEES

         The Company's ability to operate successfully and manage its potential future growth depends in significant part upon the continued service of certain key scientific, technical, managerial and financial personnel, and its ability to attract and retain additional highly qualified scientific, technical, managerial and financial personnel. The Company faces intense competition for qualified personnel in these areas, many of whom are often subject to competing employment offers, and there can be no assurance that the Company will be able to attract and retain such personnel. The loss of key personnel or inability to hire and retain additional qualified personnel in the future could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

CYGNUS, INC.
March 31, 1999

         Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

CYGNUS, INC.
March 31, 1999


                       PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         The Company is not currently involved in any material legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       EXHIBITS

         The following exhibits are filed herewith or incorporated by reference:

3.1      Bylaws of the Registrant, as amended, incorporated by reference to
         Exhibit 3.3 of the Registrant's Registration Statement Form S-1 No. 33-38363.
3.2 Restated Articles of Incorporation of the Registrant, as amended to date, incorporated by reference to Exhibit 3.4 of the Registrant's Registration Statement Form S-1 No. 33-38363.
4.1 Specimen of Common Stock certificate of the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement Form S-1 No. 33-38363.
4.2 Rights Agreement dated September 21, 1993 between the Company and Chemical Trust Bank of California (the "Transfer Agent"), which includes the Certificate of Determination for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit I of the Registrant's Form 8-A filed on October 21, 1993, Registration No. 0-18962.
4.3      Form of Senior Indenture incorporated herein by reference to Exhibit
         4.1 filed with the Company's Registration Statement on Form S-3 (File No. 33-39275) declared effective by the Securities and Exchange Commission on November 12, 1997 (the "November 1997 Form S-3").
4.4      Form of Subordinated indenture incorporated herein by reference to
         Exhibit 4.2 filed with the Company's November 1997 Form S-3.
4.5 Form of Senior Debt Security (included in Exhibit 4.1) incorporated herein by reference to Exhibit 4.3 filed with the Company's November 1997 Form S-3.
4.6 Form of Subordinated Debt Security (included in Exhibit 4.2) incorporated herein by reference to Exhibit 4.4 filed with the Company's November 1997 Form S-3.
4.7 First Supplemental Indenture dated as of February 2, 1998 by and between Cygnus, Inc. and State Street Bank and Trust Company of California, N.A., incorporated by reference to Exhibit 4.5 of the Company's Form 8-K dated February 4, 1998.
4.8 Second Supplemental Indenture, dated as of October 28, 1998, by and between Cygnus, Inc. and State Street Bank and Trust Company of California, N.A., to the Indenture dated as of February 3, 1998 and the First Supplemental Indenture dated as of February 3, 1998, incorporated by reference to Exhibit 4.8 of the Company's Form 8-K filed on October 30, 1998.
4.9 First Amendment to the Rights Agreement dated October 26, 1998 between the Company and ChaseMellon Shareholder Services, L.L.C. (the "Rights Agent" successor to Chemical

CYGNUS, INC.
March 31, 1999

         Trust), incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-A/A filed on December 14, 1998, Registration No. 0-18962.
4.10 Amended and Restated Rights Agreement dated October 27, 1998 between the Company and ChaseMellon Shareholder Services, L.L.C. (the "Rights Agent" successor to Chemical Trust), which includes the Certificate of Determination for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit 99.2 of the Registrant's Form 8A/A filed on December 14, 1998, Registration No. 0-19962.
10.39 Sublease Agreement dated February 19, 1999 between the Registrant and The 3DO Company.
27.1     Financial Data Schedule

b)       REPORTS ON FORM 8-K

         The Company filed two Reports on Form 8-K during the quarter ended March 31, 1999.

         On February 5, 1999, the Company filed a Current Report on Form 8-K, reporting under Item 5 its earnings for the quarter ended December 31, 1998. The Company also announced that there will be no reverse stock split of the Company's Common Stock.

         On February 5, 1999, the Company filed a Current Report on Form 8-K, reporting under Item 5 the submission to the United States Food and Drug Administration ("FDA") of the first part of the pre-market approval application ("PMA") for the GlucoWatch-R- monitor and the completion of the first of two additional small clinical studies for the GlucoWatch-R- monitor.

CYGNUS, INC.
March 31, 1999

                                SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CYGNUS, INC.

Date:     APRIL 27, 1999           By:       /s/ JOHN C. HODGMAN
     -----------------------           ------------------------------------
                                               John C. Hodgman
                                       President and Chief Executive Officer
                                          (Principal Executive Officer)


Date:     APRIL 27, 1999           By:      /s/ CRAIG W. CARLSON
     -----------------------           -------------------------------------
                                               Craig W. Carlson
                                            Chief Financial Officer
                                         (Principal Accounting Officer)

CYGNUS, INC.
March 31, 1999

                                INDEX OF EXHIBITS

The following exhibits are included herein:

Exhibit 27        Financial Data Schedule

Exhibit 10.39 Sublease Agreement dated February 19, 1999 between the Registrant and The 3DO Company.