Form 10-Q/A
period 1999-03-31
CYGNUS INC /DE/
filed 1999-05-03
CIK 870755

                                  CYGNUS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                         MARCH 31,            December 31,
                                                                            1999                   1998
                                                              --------------------------------------------
  ASSETS:
  CURRENT ASSETS:
     Cash and cash equivalents                                     $        8,480         $       10,219
     Short-term investments                                                13,961                 14,982
     Trade accounts receivable, net of allowance                            1,122                    876
     Inventories                                                             ----                    771
     Prepaid expenses and other current assets                                782                    695
                                                              ---------------------  ---------------------
                  Total current assets                                     24,345                 27,543

  EQUIPMENT AND IMPROVEMENTS:
     Equipment and improvements, at cost                                   20,873                 19,541
       Less accumulated depreciation and amortization                     (13,549)               (13,077)
                                                              --------------------------------------------
                  Net equipment and improvements                            7,324                  6,464

     Long-term investments                                                  3,586                  3,622
     Deferred compensation and other assets                                 1,609                  5,825
                                                              --------------------------------------------
                  Total Assets                                     $       36,864         $       43,454
                                                              --------------------------------------------
                                                              --------------------------------------------
  LIABILITIES AND NET CAPITAL DEFICIENCY:
  CURRENT LIABILITIES:
     Accounts payable                                              $        6,467         $        4,459
     Accrued compensation                                                   4,492                  4,593
     Accrued professional services                                            745                    729
     Other accrued liabilities                                                936                    943
     Customer advances                                                        182                    207
     Current portion of arbitration obligation                                157                     60
     Current portion of deferred revenue                                    2,462                  1,153
     Current portion of long-term debt                                      3,436                  3,415
     Current portion of capital lease obligations                             442                    442
                                                              --------------------------------------------
                  Total current liabilities                                19,319                 16,001

  Long-term portion of arbitration obligation                              23,909                 24,158
  Long-term portion of debt                                                 7,385                  8,252
  Long-term portion of capital lease obligations                              475                    581
  Senior Subordinated Convertible Notes                                    18,500                 22,563
  Deferred compensation and other long-term liabilities                       523                  4,666

  STOCKHOLDERS' NET CAPITAL DEFICIENCY:
     Common stock                                                              22                     21
     Additional paid-in-capital                                           149,500                143,155
     Accumulated deficit                                                 (182,771)              (175,955)
     Accumulated other comprehensive income                                     2                     12
                                                              --------------------------------------------
        Net capital deficiency                                            (33,247)               (32,767)
                                                              --------------------------------------------
         Total liabilities and stockholders' net
           capital deficiency                                      $       36,864         $       43,454
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