Form 10-Q/A
period 1999-03-31
CYGNUS INC /DE/
filed 1999-05-04
CIK 870755

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-Q/A
                                Amendment No. 2

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

                                  CYGNUS, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION                                                                           PAGE NO.
                                                                                                        ---------
    Item 1:    Financial Statements

               Condensed Consolidated Statements of Operations for the three month periods
                  ended March 31, 1999 and 1998 (unaudited)..........................................       2

               Condensed Consolidated Balance Sheets at March 31, 1999
                  (unaudited) and December 31, 1998..................................................       3

               Condensed Consolidated Statements of Cash Flows for the three month periods
                  ended March 31, 1999 and 1998 (unaudited).........................................        4

               Notes to Condensed Consolidated Financial Statements (unaudited).....................        5


SIGNATURES..........................................................................................        9

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

Date:       May 4, 1999             By:       /s/ JOHN C. HODGMAN
     -----------------------           ------------------------------------
                                               John C. Hodgman
                                       President and Chief Executive Officer
                                          (Principal Executive Officer)


Date:       May 4, 1999             By:      /s/ CRAIG W. CARLSON
     -----------------------           -------------------------------------
                                               Craig W. Carlson
                                            Chief Financial Officer
                                         (Principal Accounting Officer)