Form 10-Q
period 1999-06-30
CYGNUS INC /DE/
filed 1999-08-16
CIK 870755

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

  X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934 For the quarterly period ended JUNE 30, 1999
                                       or
----- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from ___ to ___


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

Yes   X    No
   -----     -----

Number of shares outstanding of each of the registrant's classes of common stock as of AUGUST 9, 1999:

Common Stock, $.001 par value -  24,145,826  shares

                                                              Total pages: 30
                                             Page number of exhibit index: 27

                                  CYGNUS, INC.

                                      INDEX

                                                                                               PAGE NO.
                                                                                               --------
PART I. FINANCIAL INFORMATION

    Item 1:    Financial Statements

               Condensed Consolidated Statements of Operations for the three and six month
                  periods ended June 30, 1999 and 1998 (unaudited)............................     2

               Condensed Consolidated Balance Sheets at June 30,1999 (unaudited) and
                  December 31, 1998...........................................................     3

               Condensed Consolidated Statements of Cash Flows for the six month periods
                  ended June 30, 1999 and 1998 (unaudited)....................................     4

               Notes to the Condensed Consolidated Financial Statements (unaudited)...........     5

    Item 2:    Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.......................................................    11

    Item 3:    Quantitative and Qualitative Disclosures About Market Risk.....................    26

PART II. OTHER INFORMATION

    Item 1:       Legal Proceedings...........................................................    27

    Item 4:       Submission of Matters to a Vote of Security Holders.........................    27

    Item 6:       Exhibits and Reports on Form 8-K............................................    28

SIGNATURES....................................................................................    30

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  CYGNUS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (In thousands, except per share data)

                                                          Three months ended                Six months ended
                                                               June 30,                         June 30,
                                                   ------------------------------     ----------------------------
                                                      1999               1998             1999             1998
                                                   -----------       ------------     ------------     -----------
Product revenues                                   $     ----        $        81      $      ----      $       587
Contract revenues                                       3,797              2,636            6,363            5,359
Royalty and other revenues                                265                165              620              396
                                                   -----------       ------------     ------------     -----------
       TOTAL REVENUES                                   4,062              2,882            6,983            6,342

Costs and expenses:
    Costs of products sold                               ----                937             ----            1,960
    Research and development                            5,564              8,741           13,449           14,806
    Marketing, general and administrative               1,996              2,800            3,466            4,716
                                                   -----------       ------------     ------------     -----------
       TOTAL COSTS AND EXPENSES                         7,560             12,478           16,915           21,482

LOSS FROM OPERATIONS                                   (3,498)            (9,596)          (9,932)         (15,140)

Interest income/(expense), net                         (1,494)               (63)          (1,876)             (57)
                                                   -----------       ------------     ------------     -----------

NET LOSS                                           $   (4,992)       $    (9,659)     $   (11,808)     $   (15,197)
                                                   -----------       ------------     ------------     -----------
                                                   -----------       ------------     ------------     -----------

BASIC AND DILUTED NET LOSS PER SHARE               $    (0.22)       $     (0.48)     $     (0.53)     $    (0.76)
                                                   -----------       ------------     ------------     -----------
                                                   -----------       ------------     ------------     -----------
Shares used in computation of basic and
  diluted net loss per share                           22,632             20,239           22,182          20,040
                                                   -----------       ------------     ------------     -----------
                                                   -----------       ------------     ------------     -----------

(See accompanying notes.)

                                  CYGNUS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                        JUNE 30,            December 31,
                                                                          1999                   1998
                                                                 ------------------------------------------
  ASSETS:
  CURRENT ASSETS:
     Cash and cash equivalents                                     $       31,394         $       10,219
     Restricted cash                                                          871                   ----
     Short-term investments                                                   468                 14,982
     Trade accounts receivable, net of allowance                            1,133                    876
     Inventories                                                             ----                    771
     Prepaid expenses and other current assets                                609                    695
                                                                 ------------------------------------------
                  Total current assets                                     34,475                 27,543

  EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
     Equipment and leasehold improvements, at cost                         21,674                 19,541
       Less accumulated depreciation and amortization                     (13,976)               (13,077)
                                                                 ------------------------------------------
                  Net equipment and improvements                            7,698                  6,464

     Long-term investments                                                  3,810                  3,622
     Deferred compensation and other assets                                 7,374                  5,825
                                                                 ------------------------------------------
                  Total Assets                                     $       53,357         $       43,454
                                                                 ------------------------------------------
                                                                 ------------------------------------------

  LIABILITIES AND NET CAPITAL DEFICIENCY:
  CURRENT LIABILITIES:
     Accounts payable                                              $        4,266         $        4,459
     Accrued compensation                                                   5,013                  4,593
     Accrued professional services                                            578                    729
     Other accrued liabilities                                              1,205                    943
     Customer advances                                                        157                    207
     Current portion of arbitration obligation                                255                     60
     Current portion of deferred revenue                                      643                  1,153
     Current portion of long-term debt                                      3,533                  3,415
     Current portion of capital lease obligations                             442                    442
                                                                 ------------------------------------------
                  Total current liabilities                                16,092                 16,001

  Long-term portion of arbitration obligation                              23,909                 24,158
  Long-term portion of debt                                                 6,512                  8,252
  Long-term portion of capital lease obligations                              367                    581
  Senior Subordinated Convertible Notes                                    12,500                 22,563
  Convertible Debentures                                                   14,000
  Deferred compensation and other long-term liabilities                       412                  4,666

  STOCKHOLDERS' NET CAPITAL DEFICIENCY:
     Common stock                                                              24                     21
     Additional paid-in-capital                                           167,316                143,155
     Accumulated deficit                                                 (187,763)              (175,955)
     Accumulated other comprehensive income/(loss)                            (12)                    12
                                                                 ------------------------------------------
        Net capital deficiency                                            (20,435)               (32,767)
                                                                 ------------------------------------------
           Total liabilities and stockholders' net capital
             deficiency                                            $       53,357         $       43,454
                                                                 ------------------------------------------
                                                                 ------------------------------------------

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

                                  CYGNUS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase/(Decrease) in Cash and Cash Equivalents
                                   (unaudited)
                                 (In thousands)

                                                                              SIX MONTHS ENDED JUNE 30,
                                                                              1999                 1998
                                                                       ------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                             $   (11,808)         $   (15,197)
     Adjustments to reconcile net loss to cash used in
       Operating activities:
        Depreciation and amortization                                             926                  925
        Decrease/(increase) in assets                                           5,191                1,662
        Increase/(decrease) in liabilities                                     (4,503)                 581
        Increase/(decrease) in arbitration liability                              (53)             (13,968)
                                                                       ------------------   -------------------
         NET CASH USED IN OPERATING  ACTIVITIES                               (10,247)             (25,997)
                                                                       ------------------   -------------------
                                                                       ------------------   -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                     (2,152)              (2,280)
      Decrease/(increase) in investments                                       14,218              (24,729)
                                                                       ------------------   -------------------
         NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES                   12,066              (27,009)
                                                                       ------------------   -------------------
                                                                       ------------------   -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                                   7,191               13,959
     Principal payments of long-term debt                                      (1,621)              (1,387)
     Payment of capital lease obligations                                        (214)                (276)
     Issuance of Convertible Debentures                                        14,000                 ----
     Issuance of long-term debt, net                                             ----                6,110
     Net proceeds from the issuance of Senior Subordinated
       Convertible Notes                                                         ----               40,351
                                                                       ------------------   -------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                             19,356               58,757
                                                                       ------------------   -------------------
NET INCREASE /(DECREASE) IN CASH AND CASH EQUIVALENTS                          21,175                5,751
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               10,219               20,669
                                                                       ------------------   -------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $    31,394          $    26,420
                                                                       ------------------   -------------------
                                                                       ------------------   -------------------

(See accompanying notes.)

CYGNUS, INC.
June 30, 1999


NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

      The condensed consolidated financial statements of Cygnus, Inc. (All references to "we", "us", "our", the "Company" or "Cygnus" in this Report on Form 10-Q mean Cygnus, Inc.) as of and for the six month periods ended June
30, 1999 and 1998 included herein are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the management of Cygnus believes are necessary for a fair presentation of the financial position as of the reported dates and the results of operations for the respective periods presented. Interim financial results are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 1998 included in the Company's 1998 Annual Report on Form 10-K.

2.    NET LOSS PER SHARE

      Basic and diluted net loss per share is computed using the weighted average number of shares of Common Stock outstanding. Shares issuable from stock options and warrants outstanding are excluded from the diluted earnings per share computation, as their effect is anti-dilutive.

3.    COMPREHENSIVE INCOME

      Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by owners and distributions to owners. Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("FAS 130"), which was adopted by the Company on January 1, 1998, requires unrealized gains and losses on the Company's available-for-sale securities to be included in other comprehensive income or loss. Unrealized gains or losses for the three month periods ended June 30, 1999 and June 30, 1998 were not material and total comprehensive loss closely approximated net loss for each of these periods.

4.    NEW ACCOUNTING PRONOUNCEMENT

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting rules for different types of hedges. Adoption of this statement is required in the year ending December 31, 2001 and is not expected to have a material impact on the Company's results of operations or financial condition.

5.    INVENTORIES

      Net inventories of $0.8 million as of December 31, 1998 consisted of raw materials related to the Company's estrogen transdermal product (FemPatch-Registered Trademark-Warner-Lambert Co., Morris Plains,
NJ-system) and were stated at the lower of cost (first-in, first-out method) or

CYGNUS, INC.
June 30, 1999


market, after appropriate consideration was given to obsolescence and inventories in excess of anticipated future demand.

      Due to the termination of the Supply Agreement between Warner-Lambert Company ("Warner-Lambert") and the Company, all related inventory was sold or written off against prior reserves during the first quarter of 1999.

6.    DEBT RESTRUCTURING

      In February 1998, the Company entered into Note Purchase Agreements with certain institutional investors to issue and sell approximately $43.0 million of 4% Senior Subordinated Convertible Notes Due in 2005 (the "Notes"). On October 28, 1998, the Company restructured the Notes. Key provisions in the restructured Notes included the October 1998 repayment of $18.5 million in principal (reducing the principal balance from $43 million to $24.5 million), a delay in the convertibility of the majority of the Notes to June 30, 1999 or after, modification of the conversion prices of the Notes, the ability of the Company to redeem at par at any time all or part of the new principal amount of the Notes, an increase in the interest rate to 5.5% paid annually on the new principal balance and a change in the final maturity of the Notes to October 1, 2000.

      The restructured Notes, which totaled $24.5 million, were divided into three tranches. The first tranche had an original principal amount of $6.0 million and was fully converted by January 1999 at $3.54 per share. The second tranche also had an original principal amount of $6.0 million and was fully converted on June 30, 1999 at $6.89 per share. The third tranche of the restructured Notes had an original principal amount of $12.5 million and could not have been converted into Common Stock until July 1, 1999, at a conversion price that would have been determined based on market-based pricing formulas which contained look-back provisions. Also, under the terms of the restructured Notes, if the Company called the third tranche for redemption before July 1, 1999, the Note Holders would not be entitled to convert any portion of that tranche. On June 29, 1999, the Company issued redemption notices with a redemption date of July 9, 1999 for the entire third tranche and, accordingly, the Note Holders were not entitled to convert any portion of that tranche. On July 9, 1999, the Company paid $12.5 million in principal and $0.4 million in accrued interest to redeem the third tranche.

      In order to help finance the redemption of the third tranche discussed above, and to provide additional potential sources of capital, the Company entered into two new financing arrangements.

      On June 29, 1999, the Company entered into a Convertible Debenture Agreement with certain institutional investors ("the Investors") to issue and sell $14.0 million principal amount of 8.5% Convertible Debentures Due June 29, 2004 ("Convertible Debentures"). These Convertible Debentures are convertible into shares of Common Stock at any time at a conversion price of $12.705 per share. The Company received gross proceeds of $14.0 million from the issuance of the Convertible Debentures and incurred debt issuance costs of $0.4 million. If certain trading volume, pricing and other conditions are met, the Company and/or the Investors will have the right to require the sale of an additional $6.0 million in additional aggregate principal amount of Convertible Debentures in two separate tranches of $3.0 million each (each

CYGNUS, INC.
June 30, 1999


an "Additional Tranche"), provided that the second Additional Tranche notice date may not be earlier than sixty days after the first Additional Tranche notice date. The conversion price for each Additional Tranche will be the average of the closing bid prices for the ten trading days prior to and including the respective Additional Tranche notice date and the ten trading days subsequent to the respective Additional Tranche notice date ("Additional Closing Price") multiplied by 110% (see Convertible Debenture and Warrant Purchase Agreement attached hereto as Exhibit 10.42).

      In conjunction with the Convertible Debentures, the Company issued five-year warrants to purchase approximately 656 thousand shares of Common
Stock at $13.86 per share. The Company has included $6.5 million on June 30, 1999 to reflect the fair value of the warrants, computed using the Black-Scholes valuation model, and this amount will be amortized over the life of the underlying warrants. The Company is also required to issue warrants if Additional Tranches of the Convertible Debenture are sold. Such warrants will be priced at 120% of the respective Additional Closing Price. The number of additional warrants to be issued will be determined by dividing 50% of the respective Additional Tranche by the respective Additional Closing Price.

      On June 30, 1999, the Company also entered into a Structured Equity Line Flexible Financing Agreement ("Equity Line") with certain institutional investors. The Equity Line is effective for two years ("Commitment Period") and allows the Company, at its sole discretion, to sell Common Stock with a maximum aggregate issue price of up to $30.0 million over the Commitment Period. On June 30, 1999, the Company received a net of approximately $3.9 million, after deducting the issuance costs, from the $4.0 million ("Initial Investment") in exchange for approximately 346 thousand shares of Common Stock. The number of shares of Common Stock for the Initial Investment was determined on the basis of the average closing bid price for the ten trading days prior to June 30, 1999 ("Initial Investment Purchase Price"). Under the terms of the Equity Line, over the eighty days following June 30, 1999 ("Initial Period") the Investors should deliver purchase notices from time to time up to a maximum aggregate amount of $4.0 million to purchase shares of the Company's Common Stock. The per share price for each such purchase notice will be equal to 98% of the average of the two lowest daily trade prices during the six trading days immediately prior to the respective purchase notice. At the end of the Initial Period, the number of shares originally issued will be adjusted upward, if required, to match the aggregate number of shares covered by the $4.0 million of purchase notices. Thereafter, the Company is under no obligation to sell any additional shares. After the Initial Period, on a monthly basis ("Investment Period"), the Company can elect, at its sole discretion, to sell up to $1.5 million ("Company Election") in additional shares of Common Stock. In addition to the above and upon the Company's approval, the Investors may also elect to purchase an additional $1.0 million ("Investor Election") of Common Stock in each Investment Period. In each Investment Period in which the Company has elected to sell additional shares, the Investors will from time to time issue purchase notices for the aggregate amount of the Company Election and the Investor Election. The per share price of Common Stock to be sold for each such purchase notice will equal 98% of the average of the two daily low trade prices during the six trading days immediately prior to the respective purchase notice. At the beginning of each Investment Period, the Company can set a minimum sales price ("Floor Price") for its Common Stock. The Investors may require the aggregate dollar amount of the Company Election and

CYGNUS, INC.
June 30, 1999


Investor Election for any Investment Period to be less than requested based on certain market trading volume guidelines (see Form 8-K filed July 2, 1999).

      In conjunction with the Equity Line, the Company will also issue five-year warrants to the Investors to purchase shares of the Common Stock. The price of the warrants will be determined each calendar year and will equal 120% of the weighted average per share sales price of all shares of Common Stock sold pursuant to the Equity Line that year. The number of shares will equal 1% of the aggregate proceeds received for all shares sold pursuant to the Equity Line during the year. For the $4.0 million received pursuant to the Equity Line on June 30, 1999, the Company will issue warrants to purchase 40 thousand shares of Common Stock. Warrants to purchase a minimum of 120 thousand shares must be issued under the Equity Line and, if at the end of the Commitment Period warrants to purchase less than 120 thousand shares of Common Stock have been issued, the Company must issue a warrant to purchase the number of shares equal to the difference, at a price equal to 120% of the average exercise price of all warrants previously issued pursuant to the Equity Line.

7.    CERTIFICATE OF DEPOSIT FOR LETTER OF CREDIT

      In June 1999, we opened a standby letter of credit ("LC") for $0.9 million in favor of our lessor to maintain compliance with our capital lease agreement. To secure this standby LC, we pledged a certificate of deposit, which is considered restricted cash, to the issuing bank. The certificate of deposit earns interest at a rate yielding 4.19% per annum.

8.    STATEMENTS OF CASH FLOWS DATA

                                                                                 JUNE 30,            JUNE 30,
                                                                                   1999                1998
                                                                            ----------------------------------
                                                                                     (in thousands)
         SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
            ACTIVITIES

         Conversion of principal and related interest of Senior
            Subordinated Convertible Notes into Common Stock                   $  10,267           $   ----
         Fair value of the Common Stock Warrants issued to
            certain investors in connection with the
            Convertible Debenture                                              $   6,515           $   ----

9.    BUSINESS SEGMENTS

      We operate in two business segments: diagnostics and drug delivery. Both segments are engaged in development and manufacture, utilizing proprietary technologies to satisfy unmet medical needs cost-effectively. The segments are strategic business units managed separately based on the differences in the technologies of their respective product lines.

      The diagnostics division's efforts are primarily focused on a frequent automatic and non- invasive glucose monitoring device, the GlucoWatch-Registered Trademark- monitor. The GlucoWatch-Registered Trademark- monitor is designed to take frequent measurements, thus providing an abundance of glucose data to

CYGNUS, INC.
June 30, 1999


potentially better control fluctuating glucose levels. We believe our proprietary extraction and sensing technologies provide the potential to develop unique products for glucose monitoring which could lead to improved treatment for people with diabetes.

      The drug delivery division's efforts are focused primarily on transdermal drug delivery systems, which provide for the controlled release of drugs directly into the bloodstream through intact skin. Cygnus' transdermal technology is based on the objective of making transdermal products less irritating, more comfortable and longer to wear for the patient. We have received United States Food and Drug Administration ("FDA") approval for two products and have a number of others in late-stage development, including two hormone replacement therapy products and a contraceptive product.

      There are no reconciling items between total segment revenues and profit and loss and consolidated results. We utilize the following information for the purpose of making decisions and assessing segment performance.

                                                                BUSINESS SEGMENTS
               SIX MONTHS ENDED                ---------------------------------------------------
                  JUNE 30, 1999                DIAGNOSTICS       DRUG DELIVERY     CORPORATE TOTAL
                  -------------                -----------       -------------     ---------------
        Revenue                                $     ----         $      6,984      $      6,984
        Profit/(loss)                          $  (12,964)        $      1,156      $    (11,808)

               SIX MONTHS ENDED
                  JUNE 30, 1998
                  -------------
        Revenue                                $      457         $      5,885      $      6,342
        Profit/(loss)                          $  (14,345)        $       (852)     $    (15,197)


               THREE MONTHS ENDED
                  JUNE 30, 1999
                  -------------
        Revenue                                $     ----         $      4,062      $      4,062
        Profit/(loss)                          $   (6,147)        $      1,155      $     (4,992)

               THREE MONTHS ENDED
                  JUNE 30, 1998
                  -------------
        Revenue                                $      152         $      2,730      $      2,882
        Profit/(loss)                          $   (8,498)        $     (1,161)     $     (9,659)

                                                               BUSINESS SEGMENTS
                                               ---------------------------------------------------
                  JUNE 30, 1999                DIAGNOSTICS       DRUG DELIVERY     CORPORATE TOTAL
                  -------------                -----------       -------------     ---------------
        Identifiable assets                    $   49,981         $      3,376      $     53,357

                  JUNE 30, 1998
                  -------------
        Identifiable assets                    $   77,334         $      5,018      $     82,352

CYGNUS, INC.
June 30, 1999


      There has been no significant change from December 31, 1998 in the basis of measurement of segment revenues and profit or loss. The change in identifiable assets from June 30, 1998 to June 30, 1999 is primarily due to operating losses and the partial redemption of Senior Subordinated Convertible Notes.

      Essentially all segmental revenues have been generated in the U.S. and we currently do not have any long-lived assets outside the U.S.

10.  SECURITIES AVAILABLE-FOR-SALE

      Securities available-for-sale are carried at fair value, based on quoted market prices, and the unrealized gains and losses have been combined with the accumulated deficit due to immateriality. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income/expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are also included in interest income/expense.

      We consider all highly liquid investments with a maturity from the date of purchase of three months or less to be cash equivalents. We invest our excess (to current demands) cash in short-term and long-term high credit quality, highly liquid instruments. These investments have included, but are not limited to, Treasury Notes, Federal Agency Securities, Auction Rate Certificates, Auction Rate Preferred Stock, and Commercial Paper.

CYGNUS, INC.
June 30, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING BUT NOT LIMITED TO THOSE SPECIFICALLY IDENTIFIED AS SUCH, THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-Q THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT, INCLUDING WITHOUT LIMITATION STATEMENTS REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ON FORM 10-Q ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN THE "RISK FACTORS" CONTAINED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND ELSEWHERE IN THIS REPORT ON FORM 10-Q.

GENERAL

      We are engaged in the development and manufacture of diagnostic and drug delivery systems, utilizing proprietary technologies to satisfy unmet medical needs cost-effectively. Our efforts are primarily focused on two core areas: a frequent, automatic and non-invasive glucose monitoring device (the GlucoWatch-Registered Trademark- monitor) and transdermal drug delivery systems.

      Our product development efforts have been and are expected to continue to be either self-funded, funded by licensees or distributors, or both. In general, our agreements provide that we will manufacture our products and receive manufacturing revenues from sales of these products to our licensees or distributors. We may also receive royalties based on certain of our licensees' or distributors' product sales. In certain circumstances, we may elect to license manufacturing rights for a product to our licensee in exchange for a technology transfer fee and/or a higher royalty rate.

      Our licensees and distributors generally have the right to abandon a product development effort at any time for any reason without significant penalty. Such cancellations may result in delays, suspension or abandonment of clinical testing, the preparation and processing of regulatory filings, and product development and commercialization efforts. Licensees have exercised this right in the past, and there can be no assurance that current and future licensees or distributors will not exercise this right in the future. If a licensee or distributor were to cease funding one of our products, we would either self-fund development efforts, identify and enter into an agreement with an alternative licensee or distributor or suspend further development work on the product. There can be no assurance that, if necessary, we would be able to negotiate an agreement with an alternative licensee or distributor on acceptable terms. Since all payments to us under our agreements following execution are contingent on the occurrence of future events or sales levels, and the agreements are terminable by the licensee or distributor, no assurance can be given as to whether we will receive any particular payment thereunder or as to the amount or timing of any such payment. We may choose to self-fund certain research and development projects in order to exploit our technologies. Any increase in Company-sponsored research and development activities will have an immediate adverse effect on our results of operations. However, should such Company-sponsored research and development activities result in a commercial product, the long-

CYGNUS, INC.
June 30, 1999


term effect on our results of operations could be favorable. In the past some of our licensees, distributors and collaborators have approached us requesting modification of the terms of existing agreements.

      We are currently involved in discussions with a short list of companies with regard to a collaboration for the marketing and distribution of the GlucoWatch-Registered Trademark- monitor in the United States, Europe and those territories not included in the agreement between us and Tokyo-based Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi"). (For more on the Yamanouchi agreement see "Contract Revenue," under Results of Operations.) There can be no assurance that we will be able to enter into such a collaboration agreement.

      To remain competitive, we will need to develop, in-license or acquire new diagnostic and drug delivery products. Furthermore, our ability to develop and commercialize products in the future will depend on our ability to enter into collaboration arrangements with additional licensees on favorable terms. There can be no assurance that we will be able to enter into new collaboration arrangements on such terms, if at all.

      Our results of operations vary significantly from year to year and quarter to quarter and depend on, among other factors, the signing of new product development agreements and the timing of recognizing payment amounts specified thereunder, the timing of recognizing license or distribution fees and cost reimbursement payments made by pharmaceutical licensees, and the demand for such products. Up-front and interim milestone payments from contracts are generally earned and recognized based on the percentage of actual efforts expended compared to total expected efforts during the development period for each contract. However, contract revenues are not always aligned with the timing of related expenses. To date, our research and development expenses have generally exceeded contract revenue in any particular period and we expect the same situation to continue for the next few years.
In addition, the level of revenues in any given period is not necessarily indicative of expected revenues in future periods. We have incurred net losses each year since our inception and do not believe we will achieve profitability in 1999. At June 30, 1999, our accumulated deficit and net capital deficiency were approximately $187.8 million and $20.4 million, respectively.

CYGNUS, INC.
June 30, 1999


RESULTS OF OPERATIONS:

COMPARISON FOR THE QUARTERS ENDED JUNE 30, 1999 AND 1998

      PRODUCT REVENUES for the quarter ended June 30, 1999 were $0.0 million, compared to $0.1 million for the quarter ended June 30, 1998. Product revenues for the six months ended June 30, 1999 were $0.0 million, compared to $0.6 million for the six months ended June 30, 1998. Product revenues for the three and six months ended June 30, 1998 resulted from the shipments of the FemPatch-Registered Trademark- (Warner-Lambert Co., Morris Plains, NJ) system. The reduction in total product revenues is due to the discontinuation of shipments of the FemPatch-Registered Trademark- system.

      The FemPatch-Registered Trademark- system, commercially launched in 1997, is a low-dose, 7-day estrogen replacement transdermal patch for the treatment of menopausal symptoms. Sanofi S.A. ("Sanofi"), our worldwide licensee, had sublicensed U.S. marketing rights to Warner-Lambert. In November 1998, Warner-Lambert terminated its agreement with Sanofi, which also terminated the Supply Agreement between Warner-Lambert and Cygnus. Consequently, we do not expect product revenue related to the the FemPatch-Registered Trademark- system in 1999.

      Due to the above factors and the uncertainty regarding when and if additional products will obtain approval from the FDA and when and if licensees will sell and market such products, we believe that the level of product revenues experienced to date is not indicative of future results and may fluctuate from period to period.

      CONTRACT REVENUES for the quarter ended June 30, 1999 were $3.8 million, compared to $2.6 million for the quarter ended June 30, 1998 and were $6.4 million for the six months ended June 30, 1999 compared to $5.4 million for the six months ended June 30, 1998. Contract revenues primarily reflect labor and material cost reimbursements associated with the development of certain transdermal delivery systems and the amortization of milestone payments relating to certain transdermal delivery systems and the glucose monitoring device. The increase in contract revenues for the three and six months ended June 30, 1999 is primarily due to the acceleration of the amortization of a previously deferred milestone payment of $1.8 million received from American Home Products ("AHP") acting through its Wyeth-Ayerst division. This acceleration resulted from AHP's notification to us that AHP would not be exercising its option to reacquire rights under the amendment to the Agreement discussed below. In addition, there were increased development billings related to our contraception product.

      We are currently involved in discussions with a short list of companies with regard to a collaboration for the marketing and distribution of the GlucoWatch-Registered Trademark- monitor in the U.S., Europe and those territories not included in the agreement between Cygnus and Yamanouchi as described below. There can be no assurance that we will be able to enter into such a collaboration arrangement.

      In July 1996, we entered into an agreement with Tokyo-based Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi") for the marketing and distribution of the GlucoWatch-Registered Trademark- monitor. Under the terms of this agreement, Yamanouchi has exclusive marketing and distribution rights in Japan and Korea. We have primary responsibility for completing product development and for manufacturing. In the third quarter of 1996, we received an up-front, non-

CYGNUS, INC.
June 30, 1999


refundable payment from Yamanouchi. In July of 1999, we received a non-refundable milestone payment from Yamanouchi and we are eligible to receive further milestone payments as well as a percentage of the product's future commercial sales.

      In 1998, we entered into an agreement with an undisclosed company for the development, supply and commercialization of a nicotine transdermal system, a smoking cessation patch being developed by Cygnus. Under the terms of the agreement, the undisclosed company has marketing and distribution rights in certain territories. We have exclusive manufacturing and supply rights. The undisclosed company has primary responsibility for obtaining regulatory approval and commercialization. We have received payments for 1999 and 1998 manufacturing and development costs and will receive similar future payments. We are also eligible to receive future milestone payments, as well as a percentage of the product's future commercial success.

      In December 1998, a New Drug Application ("NDA") was submitted to the FDA and the European Dossier was submitted to the European authorities for our 7-day estrogen patch. In July 1998, we were notified by American Home Products Corporation ("AHP"), the licensee for two of our transdermal hormone replacement products, that AHP wanted to discuss the status of its agreements with us and that it intended to exercise its right under the agreements to seek a sublicensee for the products. In November 1998, we negotiated with AHP an amendment to the agreements that provided us immediate ownership of the regulatory filing packages for the two products and the right to co-promote the two products as well. The amendment also provided that, if AHP was unable to sign an agreement with a sublicensee or opted not to reacquire its rights within six months, the rights to the two products would revert to Cygnus. However, AHP would still be obligated to continue development activities for the two products for an additional six months. In June 1999, AHP notified us that a sublicense agreement was not signed and that AHP would not be exercising its option to reacquire rights, but that it would support development activities until mid-November 1999 pursuant to the amendment. We have not decided on any course of action with regard to these two products.

      Contract revenues are expected to fluctuate from quarter to quarter and from year to year, and future contract revenues cannot reasonably be predicted. The contributing factors to achieving contract revenues include, but are not limited to, future successes in finalizing new collaborative agreements, timely achievement of milestones under current contracts, and strategic decisions on self-funding certain projects. We are unable to predict to what extent the termination of existing contracts by current partners or new collaborative agreements, if any, will impact overall contract revenues in the remainder of 1999 and future periods.

      ROYALTY AND OTHER REVENUES for the quarter ended June 30, 1999 were $0.3 million compared to $0.2 million for the quarter ended June 30, 1998 and were $0.6 million for the six months ended June 30, 1999 compared to $0.4 million for the six months ended June 30, 1998. The amounts reflect royalties from worldwide sales by Pharmacia & Upjohn ("Pharmacia") of the Company's nicotine transdermal product.

      Royalty revenues will fluctuate from period to period, since they are primarily based upon sales by our licensees. The level of royalty income for a product also depends on various external factors, including the size of the market for the product, product pricing levels and the ability of our

CYGNUS, INC.
June 30, 1999


licensees to market the product. Therefore, the level of royalty revenues for any given period is not indicative of the expected royalty revenues for future periods.

      COSTS OF PRODUCTS SOLD for the quarter ended June 30, 1999 were $0.0 million compared to $0.9 million for the quarter ended June 30, 1998 and were $0.0 million for the six months ended June 30, 1999 compared to $2.0 million for the six months ended June 30, 1998. Costs of products sold primarily include direct and indirect production, facility and personnel costs required to meet anticipated production levels. The decrease in costs of products sold for the three and six months ended June 30, 1999 is due to the discontinuation of shipments of the FemPatch-Registered Trademark- system as a result of the termination of the FemPatch-Registered Trademark- system supply agreement. Cost of products sold for the three and six months ended June 30, 1998 include shipments of the FemPatch-Registered Trademark- system. We do not have any product revenue or costs of products sold for the three and six months ended June 30, 1999 as a result of the aforementioned and experienced negative production margins for the three and six months ended June 30, 1998 due to low production volumes that prevented us from absorbing all of our fixed manufacturing costs.

      RESEARCH AND DEVELOPMENT EXPENSES for the quarter ended June 30, 1999 were $5.6 million compared to $8.7 million for the quarter ended June 30, 1998 and were $13.4 million for the six months ended June 30, 1999 compared to $14.8 million for the six months ended June 30, 1998. The decrease in research and development expenses for the three and six months ended June 30, 1999 is primarily due to decreased design costs and clinical studies associated with the GlucoWatch-Registered Trademark- monitor and the AutoSensor (a consumable component which is attached to the back of the GlucoWatch-Registered Trademark- monitor). Research and development and clinical activities primarily include support and development for the glucose monitoring program, hormone replacement therapy products and a contraceptive product.

      MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES for the quarter ended June 30, 1999 were $2.0 million compared to $2.8 million for the quarter ended June 30, 1998 and were $3.5 million for the six months ended June 30, 1999 compared to $4.7 million for the six months ended June 30, 1998. The decrease is primarily due to reduced legal and compensation expenses.

      INTEREST INCOME/(EXPENSES), NET for the quarter ended June 30, 1999 were $(1.5) million compared to $(0.1) million for the quarter ended June 30, 1998 and were $(1.9) million for the six months ended June 30, 1999 compared to $(0.1) million for the six months ended June 30, 1998. The increase in net interest expense is due primarily to the write down of the remaining unamortized debt issuance costs associated with the Senior Subordinated Convertible Notes Agreement entered into in February 1998. In addition, interest income earned has decreased in conjunction with the decrease in the cash and cash equivalents balance.

LIQUIDITY AND CAPITAL RESOURCES

         Through December 1998, we received net proceeds of approximately $95.4 million from public offerings of our Common Stock.

         Through December 1998, we financed approximately $11.1 million of manufacturing and research equipment under capital loan and lease arrangements. Borrowings under those arrangements are secured by specific Company assets.

CYGNUS, INC.
June 30, 1999


      In April 1998, we consolidated our two outstanding bank loans into an expanded credit facility with the same bank. An additional $4.7 million was borrowed, increasing the total outstanding under the new agreement to $10.0 million. In November of 1998, the April agreement was further amended to modify the covenants. This balance will be repaid through November 2001, with monthly interest-only payments through November 1998 and monthly principal-and-interest installments thereafter. As of June 30, 1999 there was $8.5 million outstanding under this agreement. Borrowings under this agreement are secured by specific Company assets.

      In February 1998, the Company entered into Note Purchase Agreements with certain institutional Investors to issue and sell approximately $43 million of 4% Senior Subordinated Convertible Notes Due 2005 (the "Notes"). On October 28, 1998, the Company restructured the Notes. Key provisions in the restructured Notes include the October 1998 repayment of $18.5 million in principal (reducing the principal balance from $43 million to $24.5 million), a delay in the convertibility of the majority of the Notes to June 30, 1999, modification of conversion prices of the Notes, the ability of the Company to redeem at par at any time all or part of the new principal amount of the Notes, an increase in the interest rate to 5.5% paid annually on the new principal balance and the change in the final maturity of the Notes to October 1, 2000. Through June 30, 1999, $6.0 million was converted into Common Stock at a price of $3.54 per share and $6.0 million was converted into Common Stock at a price of $6.89 per share. The remaining $12.5 million and accrued interest was redeemed in July 1999.

      In June 1999, we entered into agreements with certain institutional Investors to issue and sell $14 million aggregate principal amount of 8.5% Convertible Debentures Due June 29, 2004. On June 30, 1999 we also entered into an Equity Line agreement. The Equity Line is effective for two years and allows us, at our sole discretion, to sell shares of Cygnus Common Stock with a maximum aggregate sales price of up to $30 million. As of June 30, 1999, we received gross proceeds of $14.0 million from the issuance of 8.5% Convertible Debentures and $4.0 million from the sale of Common Stock under the Equity Line (see Note 6 to the financial statements contained in this report).

      In June 1999, we opened a standby letter of credit ("LC") for $0.9 million in favor of our lessor to maintain compliance with our capital lease agreement. To secure this standby LC, we pledged a certificate of deposit, which is considered restricted cash, to the issuing bank. The certificate of deposit earns interest at a rate yielding 4.19% per annum.

      In addition to the cash received from the public offerings, issuance of the Notes, Equity Line, equipment lease and short-term working capital financing, we have financed our operations primarily through revenues and interest income.

      Net cash used in operating activities for the six months ended June 30, 1999 was $10.2 million, compared with net cash used of $26.0 million for the six months ended June 30, 1998. Cash used in operating activities during the six months ended June 30, 1999 was primarily due to our net loss of $11.8 million and decreases in provision for doubtful accounts of $2.0 million, deferred compensation and other assets of $4.3 million and deferred revenue of $0.5 million, offset by decreases in notes receivable, prepaid expenses and other current assets of $4.4 million, accounts receivable of $1.8 million and increases in amortization of debt issuance cost of $1.1 million and

CYGNUS, INC.
June 30, 1999


depreciation and amortization of $0.9 million. Cash used in operating activities during the six months ended June 30, 1998 was primarily due to a $14.0 million cash payment made in January 1998 to Sanofi under the terms of the settlement agreement and our net loss of $15.2 million, offset by an increase in accounts payable and other accrued liabilities of $1.8 million and a decrease in accounts receivable of $1.0 million.

      The current level of cash used in operating activities is not necessarily indicative of the level of future cash usage. We expect a decrease in operating cash usage for 1999 primarily due to the $14.0 million payment in 1998 of the Sanofi arbitration liability, which will not recur in 1999.

      Net cash provided by investing activities of $12.1 million for the six months ended June 30, 1999 resulted primarily from net sales of investments of $14.2 million, offset by capital expenditures of $2.1 million. Net cash used in investing activities of $27.0 million for the six months ended June 30, 1998 resulted primarily from net purchases of investments of $24.7 million and capital expenditures of $2.3 million.

      Net cash provided by financing activities of $19.4 million for the six months ended June 30, 1999 includes, as mentioned above, gross proceeds of $14.0 million and $4.0 million from the June 1999 issuance of 8.5% Convertible Debentures and from the sale of Common Stock under the Equity Line, respectively, and additional stock proceeds of $3.2 million, offset by long-term debt and capital lease repayments of $1.6 million and $0.2 million, respectively. Net cash provided by financing activities of $58.8 million for the six months ended June 30, 1998 includes net proceeds of $40.4 million and $13.3 million from the February 1998 issuance of Senior Subordinated Convertible Notes and from a direct public offering of our Common Stock, respectively; additional stock proceeds of $0.7 million; and $6.1 million from the issuance of long-term debt, offset by long-term debt and capital lease repayments of $1.4 million and $0.3 million, respectively. In July 1999, we redeemed $12.5 million of the Convertible Debentures and paid $0.4 million accrued interest on these Debentures.

      Our long-term capital expenditure requirements will depend upon numerous factors, including the progress of our research and development programs; the time required to obtain regulatory approvals; the resources that we devote to the development of self-funded products, proprietary manufacturing methods and advanced technologies; our ability to obtain additional licensing arrangements and to manufacture products under those arrangements; the additional expenditures to support the manufacture of new products, if and when approved; and possible acquisitions of products, technologies and companies. As we evaluate the progress of our development projects, in particular the GlucoWatch-Registered Trademark- monitor, our commercialization plans and the lead time to set up manufacturing capabilities, we may commence long-term planning for another manufacturing site. Nevertheless, we believe that such long-term planning will not result in any material impact on cash flows and liquidity for the next twelve months.

      Based upon current expectations for operating losses and projected short-term capital expenditures, we believe that existing unrestricted cash, cash equivalents and investments of $35.6 million as of June 30, 1999 ($22.7 million net of the $12.9 million, July 1999 redemption of Senior Subordinated Convertible Notes and accrued interest) -- when coupled with cash from revenues and other funding, such as from potential product funding collaborations or from public financings (including debt or equity financings) and earnings from investments -- will be sufficient to meet our operating expenses, debt servicing and repayments and capital expenditure requirements at least through June 30, 2000. However, there can be no assurance that we will not require additional financing, depending

CYGNUS, INC.
June 30, 1999


upon future business strategies, results of clinical trials and management decisions to accelerate certain research and development programs and other factors.

YEAR 2000 COMPLIANCE

      We are preparing for the impact of the arrival of the Year 2000 ("Y2K") on our business, as well as on the businesses of our customers, suppliers and business partners. The "Y2K Issue" is a term used to describe the problems created by systems that are unable to accurately interpret dates after December 31, 1999. These problems are derived predominantly from the fact that many software programs have historically categorized the "year" in a two-digit format. The Y2K Issue creates potential risks for Cygnus, including potential problems in our products as well as in the Information Technology ("IT") and non-IT systems that we use in our business operations. We may also be exposed to risks from third parties with whom we interact who fail to adequately address their own Y2K Issues.

      We began our Y2K efforts early in 1998 by forming a Project office chaired by the Senior Vice President of Finance. The Board of Directors is advised periodically on the status of our Y2K compliance program.

      The project team developed a five-phase approach to identifying and remediating Y2K Issues. These phases are:

      1. Awareness
      2. Inventory
      3. Assessment
      4. Correction and Testing
      5. Implementation

      We completed the awareness phase of the project in the third quarter of 1998. This phase consisted of meetings with our personnel to educate them on the issues related to Y2K. The meetings focused on internal systems, both IT and non-IT, as well as external systems and relationships.

      We engaged the services of an outside Y2K consulting service to perform a comprehensive inventory of internal IT and non-IT systems and applications. The inventory was completed during the fourth quarter of 1998.

      Concurrent with the inventory, our consultant performed an assessment of the systems and applications documented in the inventory. The result of this independent assessment showed that the majority of our internal IT systems were compliant. This is due to the fact that we do not rely on in-house developed applications for our core business applications and therefore do not have legacy code to review and test. Our core business applications (Accounts Payable, Accounts Receivable, Sales Orders and Inventory Control) are supported by an application that has been certified by the supplier to be fully Y2K compliant and the compliance has been tested by us. Additionally, we use a third party application for tracking our Intellectual Property assets. This application has been certified by the vendor to be fully compliant. The assessment did determine

CYGNUS, INC.
June 30, 1999


that the payroll application in use was non-compliant. This was upgraded to a compliant version in the first quarter of 1999.

      Due to the regulatory requirements placed on the pharmaceutical and medical device industry by the FDA, we have placed appropriate attention on the non-IT systems. For us, this specifically covers all areas governed by current Good Manufacturing Practice ("cGMP") guidelines and includes but is not limited to environmental monitoring/control systems, laboratory instrumentation and their sub-systems, production equipment, and materials handling equipment. The assessment identified several of these non-IT systems to be non-compliant. The majority of these non-compliant systems are laboratory instrumentation and their sub-systems. These systems are assessed to be non-mission critical. We fully expect that these systems will be upgraded or replaced or have a contingency plan in place by January 1, 2000.

      Concurrent with the inventory and assessment of internal systems and applications, we identified several providers of products and services that are critical to our operations. We are working with these providers to ensure that these critical products and services are available for continued operations after January 1, 2000. At this time we are not aware of any issues relating to these providers.

      The correction and testing, as well as the implementation phases of our Y2K compliance programs, are currently underway and are expected to be completed prior to January 1, 2000.

      The total cost associated with our Y2K remediation is not expected to be material to our financial condition or results of operations. The estimated total cost of our Year 2000 remediation is not expected to exceed $500,000. Through June 30, 1999 we have spent approximately $100,000 in connection with Y2K Issues. The cost of implementing the replacement for our core business applications has not been included in this figure since the replacement of the previous applications was not accelerated due to Y2K Issues. All Y2K expenditures are made from the respective departments' budgets.

      Although we assess our Y2K Issue to be moderate to low, there can be no assurance that we will be completely successful in our efforts to address Y2K Issues.

      Having reasonably determined that our own hardware and software systems will be substantially Y2K compliant, management believes that the worst case scenarios would most likely involve simultaneous Y2K-related disruptions from our key customers, suppliers, service providers and/or other business partners. For these worst case scenarios to have maximum adverse impact on Cygnus, either the vendors in question would need to be sole-source providers, or their peer companies, who would otherwise be potential second-source suppliers, would also need to undergo similar Y2K-related disruption. We believe that such simultaneous disruptions of the supply of basic goods and services due to Y2K-related issues is unlikely to occur.

      Although we have not yet developed a comprehensive contingency plan to address situations that may result if we or any of the third parties upon which we are dependent are unable to achieve Y2K readiness, our Y2K compliance program is ongoing and its ultimate

CYGNUS, INC.
June 30, 1999


scope, as well as the consideration of contingency plans, will continue to be evaluated as new information becomes available.

      The foregoing Y2K discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including, without limitation, anticipated costs and the dates by which we expect to complete certain actions, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability to identify and remediate all relevant IT and non-IT systems; results of Year 2000 testing; adequate resolution of Y2K Issues by businesses and other third parties who are service providers, suppliers or customers of Cygnus; unanticipated system costs; the adequacy of and ability to develop and implement contingency plans; and similar uncertainties. The "forward-looking statements" made in the foregoing Y2K discussion speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events.

RISK FACTORS

      WE WISH TO CAUTION STOCKHOLDERS AND INVESTORS THAT THE FOLLOWING IMPORTANT FACTORS, AMONG OTHERS, IN SOME CASES HAVE AFFECTED, AND IN THE FUTURE COULD AFFECT, OUR ACTUAL RESULTS AND COULD CAUSE OUR ACTUAL CONSOLIDATED RESULTS FOR 1999, AND BEYOND, TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY US OR ON BEHALF OF US. THE STATEMENTS UNDER THIS CAPTION ARE INTENDED TO SERVE AS CAUTIONARY STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE FOLLOWING INFORMATION IS NOT INTENDED TO LIMIT IN ANY WAY THE CHARACTERIZATION OF OTHER STATEMENTS OR INFORMATION UNDER OTHER CAPTIONS AS CAUTIONARY STATEMENTS FOR SUCH PURPOSE.

WE HAVE INCURRED SUBSTANTIAL LOSSES AND ANTICIPATE CONTINUING LOSSES.

      We have a limited operating history to evaluate our prospects. You should consider our prospects in light of the substantial risks, expenses and difficulties encountered by companies entering into the medical device and drug delivery industry. We reported a net loss of $5.0 million for the quarter ended June 30, 1999 and have experienced annual operating losses since our inception. We expect to continue to incur operating losses at least until we have significant sales, if we ever do, of the GlucoWatch-Registered Trademark- monitor or the contraceptive patch. We cannot assure you that we will generate significant revenues or achieve profitability. We have, and expect to continue to have, fluctuations in quarterly results based on varying contract revenues and expenses associated with our contracts and collaborative projects. Some of these fluctuations could be significant. To date, we have generated limited revenues from product sales. We do not have significant experience in manufacturing, marketing or selling our products. Our future development efforts may not result in commercially viable products. We may fail in our efforts

CYGNUS, INC.
June 30, 1999


to introduce our products or to obtain required regulatory clearances. Our products may never gain market acceptance, and we may never generate revenues or achieve profitability.

      Our revenues to date have been derived primarily from:

      - product development and licensing fees related to our products under development, and

      - manufacturing and royalty revenues from the Nicotrol-Registered Trademark- (Pharmacia AB, Stockholm, Sweden) nicotine patch and the FemPatch-Registered Trademark- (Warner-Lambert Co., Morris Plains, NJ) system.

      In the future, we will no longer receive manufacturing revenue from the Nicotrol-Registered Trademark- patch or the FemPatch-Registered Trademark-system. We will, however, continue to receive royalty payments for the Nicotrol-Registered Trademark- patch. If we obtain regulatory approvals, we expect that a substantial portion of our future revenues will be derived from sales of the GlucoWatch-Registered Trademark- monitor and other products currently under development.

WE MAY NEED ADDITIONAL FINANCING AND IT MAY NOT BE AVAILABLE.

      To continue the development of our products, we will require substantial resources to conduct research and conduct preclinical development and clinical trials necessary to bring our products to market and to establish production and marketing capabilities. We may seek additional funding through public or private financings, including debt or equity financings. We may also seek other arrangements, including collaborative arrangements. Any additional equity financings may dilute the holdings of current stockholders. Debt financing, if available, may restrict our ability to issue dividends and take other actions. We may not be able to obtain adequate funds when we need them from financial markets or arrangements with corporate partners or other sources. Even if funds are available, they may not be on acceptable terms. If we cannot obtain sufficient additional funds, we may have to delay, scale back or eliminate some or all of our research and product development programs, or to license or sell products or technologies that we would otherwise seek to develop ourselves.

     We believe that our existing cash, cash equivalents and investments, plus cash from revenues; other fundings, such as potential product funding collaborations or financings; and earnings from investments will suffice to meet our operating expenses, debt servicing and repayments and capital expenditure requirements at least through June 30, 2000. The amounts and timing of future expenditures will depend on:

-    progress of ongoing research and development;

-    results of preclinical testing and clinical trials;

-    rates at which operating losses are incurred;

-    executing any development and licensing agreements with corporate partners;

-    developing our products;

CYGNUS, INC.
June 30, 1999


-    the FDA regulatory process; and

-    other factors, many of which are beyond our control.

WE DEPEND ON LICENSEES, DISTRIBUTORS AND COLLABORATIVE ARRANGEMENTS.

      Our strategy to develop, clinically test, obtain regulatory approval, manufacture and commercialize our products depends, in large part, upon our ability to selectively enter into and maintain collaborative arrangements with licensees and distributors. If we commercialize our GlucoWatch-Registered Trademark- monitor, we will depend upon Yamanouchi Pharmaceutical Co., Ltd. to market and distribute the GlucoWatch-Registered Trademark- monitor in Japan and Korea. We do not have any marketing or distribution agreements for the GlucoWatch-Registered Trademark- monitor other than the Yamanouchi collaboration. However, we are currently involved in discussions with a short list of companies about collaborating to market and distribute the GlucoWatch-Registered Trademark-monitor in the U.S., Europe and elsewhere outside Japan and Korea.

      Our licensees and distributors generally have the right to terminate product development at any time before we are granted regulatory approval, for any reason and without significant penalty. These cancellations may cause us to delay, suspend or abandon our clinical testing, regulatory filings and product development and commercialization efforts. Licensees have exercised this right in the past, and we cannot assure you that current and future licensees or distributors will not exercise this right in the future. All payments to us under our licensing and distribution agreements depend on future events or sales levels, and the licensee or distributor may terminate these agreements. As a result, we cannot assure you when or if we will receive any particular payment. In the past, some of our licensees, distributors and collaborators have asked us to modify the terms of existing agreements. If a licensee or distributor stopped funding one of our products, we would either fund development efforts ourselves, enter into an agreement with an alternative licensee or distributor, or suspend further development work on the product. We cannot assure you that we would be able to negotiate an acceptable agreement with an alternative licensee or distributor.

      Additionally, we may choose to self-fund certain research and development projects in order to exploit our technologies. If these activities result in a commercial product, they will help our long-term operating results. However, any increase in self-sponsored research and development or sales and marketing activities will negatively affect our short-term operating results. Furthermore, we cannot control the resources and attention a licensee or distributor devotes to a product. As a result, we may experience delays in clinical testing, regulatory filings and commercialization efforts conducted by our licensees or distributors. We cannot assure you that our licensees or distributors will not, for competitive reasons, support, directly or indirectly, a company or product that competes with one of our products that is the subject of its license or distribution agreement with us. Furthermore, any dispute between us and one of our licensees or distributors might require us to initiate or defend against expensive litigation or arbitration proceedings. If one of our licensees or distributors terminates an arrangement, cannot fund or otherwise satisfy its obligations under its arrangements, or significantly disputes or breaches a contractual commitment, then we would likely be required to seek an alternative licensee or distributor. We cannot assure you that we would be able to reach agreement with a replacement licensee or distributor. If we were unable to find a replacement licensee or distributor, we might

CYGNUS, INC.
June 30, 1999


not be able to perform or fund the activities of the current licensee or distributor. Even if we were able to perform and fund these activities, our capital requirements would increase substantially. In addition, the further development and the clinical testing, regulatory approval process, marketing, distribution and sale of the product covered by such licensee or distributor would be significantly delayed. (See "Risk Factors - We Have Limited Marketing and Sales Experience.")

      For us to be competitive, we will need to develop, license or acquire new diagnostic and drug delivery products. Furthermore, our ability to develop and commercialize products in the future will depend, in part, on our ability to enter into collaborative arrangements with additional licensees on favorable terms. We cannot assure you that we will be able to enter into new collaborative arrangements on favorable terms, if at all, or that existing or future collaborative arrangements will succeed.

 WE DEPEND ON LICENSED PATENT APPLICATIONS AND PROPRIETARY TECHNOLOGY.

      Our success depends in large part on our ability to obtain patent protection for our products, preserve our trade secrets and operate without infringing the proprietary rights of others, both in the U.S. and abroad. Since patent applications in the U.S. are secret until issuance, and publication of discoveries in the scientific or patent literature tends to lag behind actual discovery by several months, we cannot be certain that we were the first to file our patent applications or that we will not infringe upon third party patents. We cannot assure you that any patents will be issued with respect to any of our patent applications or that any patents will provide competitive advantages for our products or will not be challenged or circumvented by our competitors.

      We also rely on trade secrets and proprietary know-how that we seek to protect, in part, by confidentiality agreements with our licensees, employees and consultants. We cannot assure you that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently developed by our competitors. Any litigation, in the U.S. or abroad, as well as foreign opposition and/or domestic interference proceedings, could result in substantial expense to us and significant diversion of effort by our technical and management personnel. We may resort to litigation to enforce our patents or protect trade secrets or know-how as well as to defend against infringement charges. A negative determination in such proceedings could subject us to significant liabilities or require us to seek licenses from third parties. Although patent and intellectual property disputes in the pharmaceutical product area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot assure you that necessary licenses would be available to us on satisfactory terms, if at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling certain of our products, and could materially adversely affect us.

WE ARE HIGHLY LEVERAGED AND MAY BE UNABLE TO SERVICE OUR DEBT.

      As of June 30, 1999, we had indebtedness of $62.2 million ($49.7 million net of the $12.5 million, July 1999 Senior Subordinated Convertible Notes redemption). The degree to which we are leveraged could materially and adversely affect our ability to obtain financing for

CYGNUS, INC.
June 30, 1999


working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations depends upon our future performance, which will depend upon financial, business and other factors, many of which are beyond our control. Although we believe our cash flows will be adequate to meet our interest payments, we cannot assure you that we will continue to generate cash flows in the future sufficient to cover our fixed charges or to permit us to satisfy any redemption obligations pursuant to our indebtedness. If we cannot generate cash flows in the future sufficient to cover our fixed charges or to permit us to satisfy any redemption obligations pursuant to our indebtedness, and we cannot borrow sufficient funds either under our credit facilities or from other sources, we may need to refinance all or a portion of our existing debt, to sell all or a portion of our assets, or to sell equity securities. There is no assurance that we could successfully refinance, sell our assets or sell equity securities, or, if we could, we cannot give any assurance as to the amount of proceeds we could realize.

      In the event of insolvency, bankruptcy, liquidation, reorganization, dissolution or winding up of our business or upon default or acceleration relating to our debt obligations, our assets will first be available to pay the amounts due under our debt obligations. Holders of Common Stock would only receive the assets remaining, if any, after payment of all indebtedness and preferred stock. Although we do not currently conduct operations through subsidiaries, we may elect to do so as products become commercialized. In such event, our cash flow and our ability to service debt would partially depend upon the earnings of our subsidiaries and the distribution, loaning or other payments of funds by those subsidiaries to us. The payment of dividends and the making of loans and advances to us by our subsidiaries would be subject to statutory or contractual restrictions, would depend upon the earnings of those subsidiaries and would be subject to various business considerations. Our right to receive assets of any of our subsidiaries upon their liquidation or reorganization would be effectively subordinated to the claims of our subsidiaries' creditors, except to the extent that we are recognized as a creditor of such subsidiary, in which case our claims would still be subordinate to any security interests in the assets of such subsidiary and any senior indebtedness.

WE HAVE LIMITED MARKETING AND SALES EXPERIENCE.

      We have limited experience marketing or selling medical device products. To successfully market and sell the GlucoWatch-Registered Trademark- monitor or our other products under development, we must either develop a more extensive marketing and sales force or enter into arrangements with third parties to market and sell our products. We cannot assure you that we could successfully develop a more extensive marketing and sales force or that we could enter into acceptable marketing and sales agreements with third parties. If we maintain our own marketing and sales capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations. If we enter into a marketing arrangement with a third party, any revenues we receive will depend on the third party, and we will likely have to pay a sales commission or similar amount.

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS.

      The design, development, manufacture and use of our products involve an inherent risk of product liability claims and associated adverse publicity. Producers of medical products may face

CYGNUS, INC.
June 30, 1999


substantial liability for damages in the event of product failure or allegations that the product caused harm. We currently maintain product liability insurance, but it is expensive and difficult to obtain and may not be available in the future on acceptable terms. We cannot assure you that we will not be subject to product liability claims, that our current insurance would cover any claims, or that adequate insurance will continue to be available on acceptable terms in the future. In the event we are held liable for damages in excess of the limits of our insurance coverage, or if any claim or product recall creates significant adverse publicity, our business, financial condition and results of operations could be materially and adversely affected.

WE MAY NOT BE ABLE TO RETAIN OR HIRE KEY PERSONNEL.

      Our ability to operate successfully and manage our potential future growth significantly depends upon retaining key scientific, technical, managerial and financial personnel, and attracting and retaining additional highly qualified scientific, technical, managerial and financial personnel. We face intense competition for qualified personnel in these areas, and we cannot assure you that we will be able to attract and retain qualified personnel. The loss of key personnel or our inability to hire and retain additional qualified personnel in the future could adversely affect our business, financial condition and operating results.

OUR STOCK PRICE IS VOLATILE.

      The trading price of our Common Stock substantially fluctuates in response to factors such as:

- announcements by us or our competitors of results of regulatory approval filings or clinical trials or testing;

-    developments or disputes governing proprietary rights;

- technological innovations or new commercial products, government regulatory action, and general conditions in the medical technology industry;

-    changes in securities analysts' recommendations; or

-    other events or factors, many of which are beyond our control.

      In addition, the stock market in general has experienced extreme price and volume fluctuations in recent years that have particularly affected the market prices of many medical technology companies, unrelated to the operating performance of these companies. Fluctuations or decreases in the trading price of our Common Stock may adversely affect the market for our Common Stock. In the past, following periods of volatility in the market price for a company's securities, securities class action litigation often has been instituted. Such litigation could result in substantial costs and a diversion of management attention and resources, which could have a material adverse effect on our business, financial condition and operating results.

CYGNUS, INC.
June 30, 1999


WE DO NOT PAY DIVIDENDS.

      We have never declared or paid cash dividends on our Common Stock. Our current bank term loan precludes us from paying dividends to stockholders. We currently intend to retain any earnings for use in our business and therefore do not anticipate paying any dividends in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

CYGNUS, INC.
June 30, 1999


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are not currently involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 11, 1999 our Annual Meeting of Stockholders was held. The following Directors were re-elected at this meeting:


         Directors                                  For                Withheld
         ---------                                  ---                --------
         Frank T. Cary                           20,522,139              77,142
         Gary W. Cleary                          20,167,795             431,486
         John C. Hodgman                         20,543,185              56,096
         Andre F. Marion                         20,542,606              56,675
         Richard G. Rogers                       20,505,349              93,932
         Walter B. Wriston                       20,518,932              80,349



Other matters voted upon:

                                                                                         Votes
                                                          --------------------------------------------------------------------
                                                                                                                    Broker
                                                            Affirmative        Negative          Abstain           Non-Votes
                                                            -----------        --------          -------           ---------

To approve an amendment to the Certificate of
Incorporation to increase the number of
shares of Common Stock authorized for                          19,138,154         1,386,462           74,665               0
issuance thereunder by an additional
15,000,000 shares.

To approve an amendment to the 1991 Employee
Stock Purchase Plan to increase the number of
shares of Common Stock authorized for                          19,661,509           855,208           82,564               0
issuance over the term of the Purchase Plan
by 350,000 shares.

To re-appoint Ernst & Young LLP to serve as
the Company's independent auditors.                            20,520,868            46,012           32,401               0

CYGNUS, INC.
June 30, 1999


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


a)       EXHIBITS

         The following exhibits are filed herewith or incorporated by reference:

3.1      Bylaws of the Registrant, as amended, incorporated by reference to
         Exhibit 3.3 of the Registrant's Registration Statement Form S-1 No. 33-38363.

3.2 Restated Articles of Incorporation of the Registrant, as amended and filled with the Office of the Secretary of State of Delaware on May 21, 1999.

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

CYGNUS, INC.
June 30, 1999


4.11 Registration Rights Agreement dated June 30, 1999 between the Registrant and Cripple Creek Securities, LLC.

4.12 Registration Rights Agreement dated June 29, 1999 between the Registrant and the listed investors on Schedule I thereto.

10.39 Sublease Agreement dated February 19, 1999 between the Registrant and The 3DO Company, incorporated by reference to Exhibit 10.39 of the Registrant's Form 10-Q for the period ending March 31, 1999, filed April 27, 1999.

10.40 Structured Equity Line Flexible Financing Agreement, dated June 30, 1999 between the Registrant and Cripple Creek Securities, LLC, incorporated by referenced to Exhibit 1 of the Registrant's Form 8-K filed on July 2, 1999.

10.41 Convertible Debenture and Warrant Purchase Agreement dated June 29, 1999 between the Registrant and the listed investors on Schedule I thereto.

10.42    Form of 8.5% Convertible Debenture Due June 29, 2004.

10.43    Form of Common Stock Purchase Warrant.

27       Financial Data Schedule

B)       REPORTS ON FORM 8-K

         Cygnus filed four Reports on Form 8-K during the quarter ended June 30, 1999.

         On June 7, 1999, Cygnus filed a Current Report on Form 8-K, reporting under Item 5 the submission of the second and final module of our Pre-Market Approval Application (PMA) to the United States Food and Drug Administration (FDA) for the GlucoWatch-Registered Trademark-automatic glucose monitor. We also announced that we are in discussion with a short list of potential partners for the marketing and distribution of the GlucoWatch-Registered Trademark- monitor in North America and Europe.

         On July 2, 1999, Cygnus filed a Current Report on Form 8-K, reporting under Item 5 that we entered into a Structured Equity Flexible Financing Agreement with Cripple Creek Securities, LLC.

         On July 20, 1999, Cygnus filed a Current Report on Form 8-K, reporting under Item 5 that John C. Hodgman, Cygnus' President and Chief Executive Officer, was named Chairman of the Board, succeeding Gary Cleary, Ph.D. Dr. Cleary will serve as Chairman Emeritus of the Board of Directors.

         On July 28, 1999, Cygnus filed a Current Report on Form 8-K, reporting under Item 5 that the United States Food and Drug Administration (FDA) notified Cygnus that the Pre-Market Approval Application (PMA) for the GlucoWatch-Registered Trademark- monitor has been deemed suitable for filing. The FDA also granted an expedited review status for Cygnus' GlucoWatch-Registered Trademark- monitor.

CYGNUS, INC.
June 30, 1999


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CYGNUS, INC.




Date:   August 16, 1999             By:         /S/ JOHN C. HODGMAN
     ----------------------             -------------------------------------
                                                   John C. Hodgman
                                        President and Chief Executive Officer
                                                   and Chairman
                                            (Principal Executive Officer)


Date:    August 16, 1999            By:            /S/ CRAIG W. CARLSON
     ----------------------             -------------------------------------
                                                  Craig W. Carlson
                                           Senior Vice President, Finance
                                             and Chief Financial Officer
                                           (Principal Accounting Officer)

                             INDEX OF EXHIBITS


The following exhibits are included herein:

Exhibit 3.2 Restated Articles of Incorporation of the Registrant, as amended and filled with the Office of the Secretary of State of Delaware on May 21, 1999.

Exhibit 4.11 Registration Rights Agreement, dated June 30, 1999 between the Registrant and Cripple Creek Securities, LLC.

Exhibit 4.12 Registration Rights Agreement dated June 29, 1999 between the Registrant and the listed investors on Schedule I thereto.

Exhibit 10.41 Convertible Debenture and Warrant Purchase Agreement dated June 29, 1999 between the Registrant and the listed investors on Schedule I thereto.

Exhibit 10.42 Form of 8.5% Convertible Debenture Due June 29, 2004.

Exhibit 10.43 Common Stock Purchase Warrant.

Exhibit 27 Financial Data Schedule