Form 10-Q
period 1999-09-30
CYGNUS INC /DE/
filed 1999-11-05
CIK 870755

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

  X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended SEPTEMBER 30, 1999

                                       or

 ___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from to ___

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

Yes  X    No ____

Number of shares outstanding of each of the registrant's classes of common stock as of OCTOBER 28, 1999:

Common Stock, $.001 par value -  24,773,821  shares

                                  CYGNUS, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION                                                                              PAGE NO.

    Item 1:    Financial Statements

               Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 1999 and 1998 (unaudited).................................2

               Condensed Consolidated Balance Sheets at September 30, 1999 (unaudited)
                  and December 31, 1998.......................................................................3

               Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1999 and 1998 (unaudited)...............................................4

               Notes to the Condensed Consolidated Financial Statements (unaudited)...........................5



    Item 2:    Management's Discussion and Analysis of Financial Condition and

                  Results of Operations......................................................................11

    Item 3:    Quantitative and Qualitative Disclosures About Market Risk....................................27

PART II. OTHER INFORMATION

    Item 1:    Legal Proceedings.............................................................................28

    Item 4:    Submission of Matters to a Vote of Security Holders...........................................28

    Item 6:    Exhibits and Reports on Form 8-K..............................................................28



SIGNATURES...................................................................................................32

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  CYGNUS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (In thousands, except per share data)

                                                          Three months ended                Nine months ended
                                                            September 30,                     September 30,
                                                         1999              1998           1999             1998
                                                   -----------       -----------      ------------     ------------
Product revenues                                   $       ----      $        ----    $       ----      $      587
Contract revenues                                        3,915              2,463           10,278           7,822
Royalty and other revenues                                 352                319              972             714
                                                   -----------       ------------     ------------     -----------

       TOTAL REVENUES                                    4,267              2,782           11,250           9,123

Costs and expenses:

    Costs of products sold                                ----                741             ----           2,701
    Research and development                             5,848              7,859           19,297          22,665
    Marketing, general and administrative                1,710              3,634            5,176           8,350
                                                   -----------       ------------     ------------     -----------

       TOTAL COSTS AND EXPENSES                          7,558             12,234           24,473          33,716

LOSS FROM OPERATIONS                                  (3,291)             (9,452)         (13,223)        (24,593)


Interest income/(expense), net                           (831)              (171)          (2,707)           (227)
                                                   -----------       ------------     ------------     -----------
NET LOSS                                           $   (4,122)       $    (9,623)     $   (15,930)     $  (24,820)
                                                   ===========       ============     ============     ===========

BASIC AND DILUTED NET LOSS PER SHARE               $     (0.17)      $     (0.48)     $     (0.70)     $    (1.23)
                                                   ============      ============     ============     ===========
Shares used in computation of
  basic and diluted net loss per share                  24,196             20,241          22,854          20,107
                                                   ===========       ============     ============     ==========

(See accompanying notes.)

                                  CYGNUS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                    SEPTEMBER 30,            December 31,
                                                                       1999                     1998
                                                                   (UNAUDITED)
                                                              --------------------------------------------
  ASSETS:
  CURRENT ASSETS:
     Cash and cash equivalents                                     $       18,125         $       10,219
     Restricted cash                                                          871                   ----
     Short-term investments                                                 3,757                 14,982
     Trade accounts receivable, net of allowance                            1,424                    876
     Inventories                                                             ----                    771
     Prepaid expenses and other current assets                                847                    695
                                                              ---------------------  ---------------------
                  Total current assets                                     25,024                 27,543

  EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
     Equipment and leasehold improvements, at cost                         21,751                 19,541
       Less accumulated depreciation and amortization                     (14,381)               (13,077)
                                                              --------------------------------------------
                  Net equipment and improvements                            7,370                  6,464

     Long-term investments                                                   ----                  3,622
     Deferred compensation and other assets                                 1,011                  5,825
     Deferred financing cost                                                6,299                   ----
                                                              --------------------------------------------
                  Total assets                                     $       39,704         $       43,454
                                                              ============================================

  LIABILITIES AND NET CAPITAL DEFICIENCY:

  CURRENT LIABILITIES:
     Accounts payable                                              $        2,253         $        4,459
     Accrued compensation                                                   3,299                  4,593
     Accrued professional services                                            606                    729
     Other accrued liabilities                                                910                    943
     Customer advances                                                         27                    207
     Current portion of arbitration obligation                                320                     60
     Current portion of deferred revenue                                    2,120                  1,153
     Current portion of long-term debt                                      3,387                  3,415
     Current portion of capital lease obligations                             442                    442
                                                              --------------------------------------------
                  Total current liabilities                                13,364                 16,001

  Long-term portion of arbitration obligation                              23,909                 24,158
  Long-term portion of debt                                                 4,158                  8,252
  Long-term portion of capital lease obligations                              254                    581
  Senior Subordinated Convertible Notes                                      ----                 22,563
  Convertible Debentures                                                   17,000                   ----
  Deferred compensation and other long-term liabilities                       416                  4,666

  STOCKHOLDERS' NET CAPITAL DEFICIENCY:
     Common stock                                                              25                     21
     Additional paid-in-capital                                           172,475                143,155
     Accumulated deficit                                                 (191,885)              (175,955)
     Accumulated other comprehensive income/(loss)                            (12)                    12
                                                              --------------------------------------------
        Net capital deficiency                                            (19,397)               (32,767)
                                                              --------------------------------------------

             Total liabilities and stockholders' net capital
     deficiency                                                    $       39,704         $       43,454
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

                                  CYGNUS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase/(Decrease) in Cash and Cash Equivalents
                                   (unaudited)
                                 (In thousands)

                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                             1999                  1998
                                                                       ------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                             $   (15,930)         $   (24,820)
     Adjustments to reconcile net loss to cash used in
       operating activities:
        Depreciation and amortization                                           1,334                1,391
        Decrease/(increase) in assets                                           5,014                1,726
        Increase/(decrease) in liabilities                                     (4,664)                (421)
        Increase/(decrease) in arbitration liability                               12              (13,871)
                                                                       ------------------   -------------------
         NET CASH USED IN OPERATING ACTIVITIES                                (14,234)             (35,995)
                                                                       ------------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Capital expenditures                                                     (2,229)              (2,590)
      Purchases of investments                                                 (4,901)             (45,292)
      Maturity and sale of investments                                         19,574               23,235
                                                                       ------------------   -------------------
         NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES                   12,444              (24,647)
                                                                       ------------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Issuance of Common Stock, net                                             10,130               14,193

     Principal payment of Senior Subordinated Convertible Notes               (12,500)                ----
     Principal payments of long-term debt                                      (4,122)              (1,598)
     Payment of capital lease obligations                                        (326)                (375)
     Issuance of Convertible Debentures, net                                   16,514                 ----
     Issuance of long-term debt, net                                             ----                6,110
     Net proceeds from the issuance of Senior Subordinated Convertible
       Notes                                                                     ----               40,351

                                                                       ------------------   -------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                              9,696               58,681
                                                                       ------------------   -------------------

NET INCREASE /(DECREASE) IN CASH AND CASH EQUIVALENTS                           7,906               (1,961)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               10,219               20,669
                                                                       ==================   ===================
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $    18,125          $    18,708
                                                                       ==================   ===================

(See accompanying notes.)

Cygnus, Inc.
September 30, 1999

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

      The condensed consolidated financial statements of Cygnus, Inc. (all references to "we", "us", "our", the "Company" or "Cygnus" in this Report on Form 10-Q mean Cygnus, Inc.) as of and for the nine month periods ended September 30, 1999 and 1998 included herein are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the management of Cygnus believes are necessary for a fair presentation of the financial position as of the reported dates and the results of operations for the respective periods presented. Interim financial results are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 1998 included in the Company's 1998 Annual Report on Form 10-K.

2.    NET LOSS PER SHARE

         Basic and diluted net loss per share is computed using the weighted average number of shares of Common Stock outstanding. Shares issuable from stock options and warrants outstanding are excluded from the diluted earnings per share computation, as their effect is anti-dilutive.

3.    COMPREHENSIVE INCOME

      Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by owners and distributions to owners. Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("FAS 130"), which we adopted on January 1, 1998, requires unrealized gains and losses on the Company's available-for-sale securities to be included in other comprehensive income or loss. Unrealized gains or losses for the three and nine month periods ended September 30, 1999 and September 30, 1998 were not material and total comprehensive loss approximated net loss for each of these periods.

4.    NEW ACCOUNTING PRONOUNCEMENT

       In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires all derivative instruments to be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and, if so, the type of hedge transaction. In June 1999, the FASB issued FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("FAS 137"), which amends FAS 133 to be effective for all fiscal years beginning after June 15, 2000 or January 1, 2001 for Cygnus. Management does not currently expect that adoption of FAS 137 will have a material impact on our financial position or results of operations.

Cygnus, Inc.
September 30, 1999

5.    INVENTORIES

         Net inventories of $0.8 million as of December 31, 1998 consisted of raw materials related to our estrogen transdermal product (FemPatch - Registered Trademark - Warner-Lambert Co., Morris Plains, NJ - system) and were stated at the lower of cost (first-in, first-out method) or market, after appropriate consideration was given to obsolescence and inventories in excess of anticipated future demand.

         Due to the termination of the Supply Agreement between Warner-Lambert Company ("Warner-Lambert") and the Company, all related inventory was sold or written off against prior reserves during the first quarter of 1999.

6.    DEBT RESTRUCTURING

       In February 1998, we entered into Note Purchase Agreements with certain institutional investors ("the Investors") to issue and sell approximately $43.0 million of 4% Senior Subordinated Convertible Notes Due in 2005 (the "Notes"). On October 28, 1998, we restructured the Notes. Key provisions in the restructured Notes included the October 1998 repayment of $18.5 million in principal (reducing the principal balance from $43.0 million to $24.5 million), a delay in the convertibility of the majority of the Notes to June 30, 1999 or after, modification of the conversion prices of the Notes, the ability of the Company to redeem at par at any time all or part of the new principal amount of the Notes, an increase in the interest rate to 5.5% paid annually on the new principal balance and a change in the final maturity of the Notes to October 1, 2000.

       The restructured Notes, which totaled $24.5 million, were divided into three tranches. The first tranche had an original principal amount of $6.0 million and was fully converted by January 1999 at $3.54 per share. The second tranche also had an original principal amount of $6.0 million and was fully converted on June 30, 1999 at $6.89 per share. The third tranche of the restructured Notes had an original principal amount of $12.5 million and could not have been converted into Common Stock until July 1, 1999, at a conversion price that would have been determined based on market-based pricing formulas which contained look-back provisions. Also, under the terms of the restructured Notes, if we issued a call before July 1, 1999 for the redemption of the third tranche, the Note Holders would not be entitled to convert any portion of that tranche. On June 29, 1999, we issued redemption notices with a redemption date of July 9, 1999 for the entire third tranche and, accordingly, the Note Holders were not entitled to convert any portion of that tranche. On July 9, 1999, we paid $12.5 million in principal and $0.4 million in accrued interest to redeem the third tranche.

         In order to help finance the redemption of the third tranche discussed above and to provide additional capital, we entered into two new financing arrangements.

         On June 29, 1999, we entered into a Convertible Debenture Agreement with certain institutional Investors to issue and sell $14.0 million principal amount of 8.5% Convertible Debentures Due June 29, 2004 ("Convertible Debentures"). These Convertible Debentures are convertible into shares of Common Stock at any time at a conversion price of $12.705 per share. We received gross proceeds of $14.0 million from the issuance of the Convertible Debentures

Cygnus, Inc.
September 30, 1999

and incurred debt issuance costs of $0.5 million. With the mutual agreement of the Investors and the Company, or if certain trading volume, pricing and other conditions are met, we and/or the Investors have the right before June 29, 2000 to require the sale of an additional $6.0 million in additional aggregate principal amount of Convertible Debentures in two separate tranches of $3.0 million each (each an "Additional Tranche"), provided that the second Additional Tranche notice date may not be earlier than sixty days after the first Additional Tranche notice date. The conversion price for each Additional Tranche will be the average of the closing bid prices for the ten trading days prior to and including the respective Additional Tranche notice date and the ten trading days subsequent to the respective Additional Tranche notice date ("Additional Closing Price") multiplied by 110% (see Convertible Debenture and Warrant Purchase Agreement incorporated by reference as Exhibit
10.41 to Form 10-Q for period ended June 30, 1999).

         On September 29, 1999 we notified the Investors of our intent to cause the sale of the first Additional Tranche and we received $3.0 million in gross proceeds from the issuance of Convertible Debentures due September 29, 2004 and incurred debt issuance costs of $0.1 million. These Convertible Debentures are convertible into shares of our Common Stock at any time at a conversion price of $11.8663 per share. The Company and/or the Investors may still require a second Additional Tranche subject to the terms set forth above any time after October 1999 and before June 29, 2000.

         In conjunction with the issuance of Convertible Debentures in June 1999 and the first Additional Tranche in September 1999, we issued warrants to purchase approximately 656 thousand shares and 139 thousand shares of Common Stock at the exercise price of $13.86 per share and $16.18 per share respectively with a term of five years from the respective date of grant. At the respective dates of grant, the fair values ascribed to these warrants were approximately $5.5 million and $1.1 million respectively, based on a Black-Scholes valuation model. The amounts were recorded as deferred financing cost and are being amortized as additional interest expense over the life of the respective warrants. We have recorded amortization of $0.3 million for both the three months and the nine months ended September 30, 1999. We will be required to issue more warrants if a second Additional Tranche of the Convertible Debentures is sold. Such warrants will be priced at 150% of the Additional Closing Price. The number of additional warrants to be issued would be determined by dividing 50% of the Additional Tranche by the Additional Closing Price.

         On June 30, 1999, we also entered into a Structured Equity Line Flexible Financing Agreement ("Equity Line") with Cripple Creek Securities LLC ("Cripple Creek"). The Equity Line is effective for two years ("Commitment Period") and allows us, at our sole discretion, to sell Common Stock to Cripple Creek with a maximum aggregate issue price of up to $30.0 million over the Commitment Period. On June 30, 1999, we received a net of approximately $3.8 million, after deducting the issuance costs, from the $4.0 million ("Initial Investment") in exchange for approximately 346 thousand shares of Common Stock. Under the terms of the Equity Line, over a period of eighty trading days following June 30, 1999 ("Initial Period"), Cripple Creek is required to deliver purchase notices from time to time for the aggregate amount of the Initial Investment ($4.0 million) to purchase shares of our Common Stock. The per-share price for each such purchase notice equaled 98% of the average of the two lowest daily trade prices during the six trading days immediately prior to the respective purchase notice. The number of shares originally issued was subject to an upward adjustment, if

Cygnus, Inc.
September 30, 1999

required, to match the aggregate number of shares covered by the $4.0 million of purchase notices. On August 23, 1999, we issued an additional 92 thousand shares to reflect such upward adjustment.

         On September 29, 1999, we received $4.0 million ("Additional Investment") from Cripple Creek pursuant to an amendment to the Equity Line agreement (the "Equity Line Amendment") by which we issued an additional 361 thousand shares of Common Stock. The terms for this Additional Investment are similar to those applied to the Initial Investment, and the number of shares may be adjusted upwards at the end of a 110 trading day period following September 29, 1999 (the "Additional Investment Period") pursuant to the same adjustment mechanism as in the Initial Period. Thereafter, we are under no obligation to sell any additional shares.

         After the Additional Investment Period, on a monthly basis ("Investment Period"), we can elect, at our sole discretion, to sell up to $1.5 million ("Company Election") in additional shares of Common Stock. If we make a Company Election and upon our approval, Cripple Creek may also elect to purchase an additional $1.0 million ("Investor Election") of Common Stock in each Investment Period. In each Investment Period in which we elect to sell additional shares, Cripple Creek will from time to time issue purchase notices for the aggregate amount of the Company Election and the Investor Election. The per-share price of Common Stock to be sold will equal 98% of the average of the two daily low trade prices during the six trading days immediately prior to the respective purchase notice. At the beginning of each Investment Period, we can set a minimum sales price ("Floor Price") for our Common Stock. Cripple Creek may limit the aggregate dollar amount of the Company Election and Investor Election for any Investment Period based on certain market trading volume guidelines (see Form 8-K filed July 2, 1999).

         In conjunction with the Equity Line and the Equity Line Amendment, we will issue five-year warrants to Cripple Creek to purchase shares of the Common Stock. The price of the warrants will be determined each calendar year and will equal 120% of the weighted average per-share sales price of all shares of Common Stock sold pursuant to the Equity Line and the Equity Line Amendment that year. The number of shares will equal 1% of the aggregate proceeds received for all shares sold pursuant to the Equity Line and the Equity Line Amendment during the year. Warrants to purchase a minimum of 120 thousand shares must be issued under the Equity Line and, if, as of June 30, 2001, warrants to purchase less than 120 thousand shares of Common Stock have been issued, we must issue a warrant to purchase the number of shares equal to the difference, at a price equal to 120% of the average exercise price of all warrants previously issued pursuant to the Equity Line. To date, we have not issued any warrants in conjunction with the Equity Line and Equity Line amendment.

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

Cygnus, Inc.
September 30, 1999

8.    STATEMENTS OF CASH FLOWS DATA

                                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                                  1999             1998
                                                                            ----------------------------------
                                                                                     (in thousands)
         SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
         Interest paid                                                         $     823      $        794

         SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
            ACTIVITIES

         Conversion of principal and related interest of Senior
            Subordinated Convertible Notes into Common Stock                   $  10,267      $        ----

         Fair value of the Common Stock Warrants issued to certain
           Investors in connection with the Convertible Debentures             $   6,572      $        ----

         Issuance of restricted Stock grants                                   $   2,019      $        ----


9.    BUSINESS SEGMENTS

         We operate in two business segments: diagnostics and drug delivery. Both segments are engaged in development and manufacture, utilizing proprietary technologies to satisfy unmet medical needs cost effectively. The segments are strategic business units managed separately based on the differences in the technologies of their respective product lines.

         The diagnostics business' efforts are primarily focused on a frequent, automatic and non- invasive glucose monitoring device, the GlucoWatch -Registered Trademark - monitor. The GlucoWatch - Registered Trademark - monitor is designed to take frequent measurements, thus providing an abundance of glucose data to potentially better control fluctuating glucose levels. We believe our proprietary extraction and sensing technologies provide the potential to develop unique products for glucose monitoring, which could lead to improved treatment for people with diabetes.

         The drug delivery business' efforts are focused primarily on transdermal drug delivery systems, which provide for the controlled release of drugs directly into the bloodstream through intact skin. Cygnus' transdermal technology is based on the objective of making transdermal products less irritating, more comfortable and longer to wear for the patient. We have a number of products in late-stage development, including two hormone replacement therapy products and a contraceptive product.

         There are no reconciling items between total segment revenues and profit and loss and consolidated results. We utilize the following information for the purpose of making decisions and assessing segment performance.

Cygnus, Inc.
September 30, 1999


                                                               BUSINESS SEGMENTS
                                             -------------------------------------------------------
              NINE MONTHS ENDED
              SEPTEMBER 30, 1999              DIAGNOSTICS       DRUG DELIVERY     CORPORATE TOTAL
              ------------------              -----------       -------------     ---------------

        Revenue                               $        913       $    10,337       $     11,250
        Profit/(loss)                         $    (17,076)      $     1,146       $    (15,930)

              NINE MONTHS ENDED
              SEPTEMBER 30, 1999
              ------------------
        Revenue                               $        457        $      8,666      $      9,123
        Profit/(loss)                         $    (23,407)       $     (1,413)     $    (24,820)


              THREE MONTHS ENDED
              SEPTEMBER 30, 1999
              ------------------
        Revenue                               $        913        $     3,354       $      4,267
        Profit/(loss)                         $     (4,112)       $       (10)      $     (4,122)

              THREE MONTHS ENDED
              SEPTEMBER 30, 1998
              ------------------
        Revenue                               $        ----       $     2,782       $      2,782
        Profit/(loss)                         $      (9,062)      $      (561)      $     (9,623)


                                                               BUSINESS SEGMENTS
                                             -------------------------------------------------------
               SEPTEMBER 30, 1999              DIAGNOSTICS       DRUG DELIVERY     CORPORATE TOTAL
               ------------------              -----------       -------------     ---------------

        Identifiable assets                    $   36,181         $      3,523      $     39,704

               SEPTEMBER 30, 1998
              ------------------

        Identifiable assets                    $   67,343          $      4,624     $     71,967

         There has been no significant change from December 31, 1998 in the basis of measurement of segment revenues and profit or loss. The change in identifiable assets from September 30, 1998 to September 30, 1999 is primarily due to operating losses and the partial redemption of Senior Subordinated Convertible Notes.

         The majority of the segmental revenues have been generated in the U.S., and we currently do not have any long-lived assets outside the U.S.

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

Cygnus, Inc.
September 30, 1999

sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are also included in interest income/expense.

         We consider all highly liquid investments with a maturity from the date of purchase of three months or less to be cash equivalents. We invest our excess (to current demands) cash in short-term and long-term high-credit-quality, highly-liquid instruments. These investments have included, but are not limited to, Treasury Notes, Federal Agency Securities, Auction Rate Certificates, Auction Rate Preferred Stock, and Commercial Paper.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, THOSE SPECIFICALLY IDENTIFIED AS SUCH, THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-Q THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT, INCLUDING WITHOUT LIMITATION STATEMENTS REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ON FORM 10-Q ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN THE "RISK FACTORS" CONTAINED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND ELSEWHERE IN THIS REPORT ON FORM 10-Q.

GENERAL

         We are engaged in the development and manufacture of diagnostic and drug delivery systems, utilizing proprietary technologies to satisfy unmet medical needs cost-effectively. Our efforts are primarily focused on two core areas: a frequent, automatic and non-invasive glucose monitoring device (the GlucoWatch - Registered Trademark - monitor) and transdermal drug delivery systems. From time to time, we consider strategic transactions and alternatives relating to our drug delivery business, with the goal of providing additional funding for the development of the GlucoWatch - Registered Trademark - monitor. These alternatives include, among others, the divestiture of all or part of the drug delivery business. We will continue to evaluate strategic transactions and alternatives which we believe may enhance stockholder value.

         On January 25, 1999 the Company submitted the first part of the Pre-Market Approval Application ("PMA") for the GlucoWatch - Registered Trademark - monitor to the FDA. This submission included a variety of information, including manufacturing documentation. We submitted the remainder of the PMA in June 1999, including analysis of a series of clinical studies totaling more than 600 people which were completed in December 1998, as well as two additional studies. The FDA notified the Company in July 1999 that the PMA for the GlucoWatch - Registered Trademark - monitor had been deemed suitable for filing. The FDA also granted expedited review status to the GlucoWatch -Registered Trademark - monitor and has since stated that the GlucoWatch -Registered Trademark - monitor will be reviewed by the Clinical Chemistry and Toxicology Devices Panel on December 6, 1999. Although we believe its

Cygnus, Inc.
September 30, 1999

clinical results to date are encouraging, no assurance can be given that data generated in the clinical studies to date will provide a sufficient basis for the approval of the GlucoWatch - Registered Trademark - monitor by the FDA.

         We are currently involved in discussions with a short list of companies with regard to a collaboration for the marketing and distribution of the GlucoWatch - Registered Trademark - monitor in the United States, Europe and those territories not included in the agreement between us and Tokyo-based Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi"). (For more on the Yamanouchi agreement see "Contract Revenue," under Results of Operations.) There can be no assurance that we will be able to enter into such a collaboration agreement.

         In 1998, Cygnus entered into long term agreements with E.I. du Pont de Nemours & Company ("DuPont") for the development and supply of thick film materials for Cygnus' GlucoWatch - Registered Trademark - monitor. A key component of the GlucoWatch -Registered Trademark - monitor is the sensor, which we developed with DuPont's materials. The agreements call for continued cooperation for future sensor technology developments and continued supply of materials.

         On September 30, 1999, we entered into a Manufacturing and Supply Agreement and Amendment thereto with LTS Lohmann Therapy Systems Corp. ("LTS Corp"), wherein LTS Corp will manufacture the majority of the contraceptive transdermal patch (the Evra -Trademark - Johnson & Johnson, New Brunswick, New Jersey - System) that Cygnus is developing for Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson company. In addition to the Manufacturing and Supply Agreement, Cygnus and LTS Corp entered into a Side Letter to said Agreement of the same date that describes additional manufacturing capacity needs, equipment costs and liabilities.

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

         Our licensees and distributors generally have the right to abandon a product development effort at any time for any reason without significant penalty. Such cancellations may result in delays, suspension or abandonment of clinical testing, the preparation and processing of regulatory filings, and product development and commercialization efforts. Licensees have exercised this right in the past, and there can be no assurance that current and future licensees or distributors will not exercise this right in the future. If a licensee or distributor were to cease funding one of our products, we would either self-fund development efforts, identify and enter into an agreement with an alternative licensee or distributor or suspend further development work on the product. There can be no assurance that, if necessary, we would be able to negotiate an agreement with an alternative licensee or distributor on acceptable terms. Since all payments to us under our agreements are contingent on the occurrence of future events or sales levels, and the agreements are terminable by the licensee or distributor, no assurance can be given as to

Cygnus, Inc.
September 30, 1999

whether we will receive any particular payment thereunder or as to the amount or timing of any such payment. In the past some of our licensees, distributors and collaborators have approached us requesting modification of the terms of existing agreements. We may choose to self-fund certain research and development projects in order to exploit our technologies. Any increase in Company-sponsored research and development activities will have an immediate adverse effect on our results of operations. However, should such Company-sponsored research and development activities result in a commercial product, the long-term effect on our results of operations could be favorable.

         To remain competitive, we will need to develop, in-license or acquire new diagnostic products. Furthermore, our ability to develop and commercialize products in the future will depend on our ability to enter into collaboration arrangements with additional licensees on favorable terms. There can be no assurance that we will be able to enter into new collaboration arrangements on such terms, if at all.

         Our results of operations vary significantly from year to year and quarter to quarter and depend on, among other factors, the signing of new product development agreements and the timing of recognizing payment amounts specified thereunder, the timing of recognizing license or distribution fees and cost reimbursement payments made by pharmaceutical licensees, and the demand for such products. Up-front and interim milestone payments from contracts are generally earned and recognized based on the percentage of actual efforts expended compared to total expected efforts during the development period for each contract. However, contract revenues are not always aligned with the timing of related expenses. To date, our research and development expenses have generally exceeded contract revenue in any particular period and we expect the same situation to continue for the next few years. In addition, the level of revenues in any given period is not necessarily indicative of expected revenues in future periods. We have incurred net losses each year since our inception and do not believe we will achieve profitability in 1999. At September 30, 1999, our accumulated deficit and net capital deficiency were approximately $191.9 million and $19.4 million, respectively.

RESULTS OF OPERATIONS:

COMPARISON FOR THE QUARTERS ENDED SEPTEMBER 30, 1999 AND 1998

         PRODUCT REVENUES. There were no product revenues for the quarter and nine months ended September 30, 1999 or for the quarter ended September 30, 1998. Product revenues for the nine months ended September 30, 1998 were $0.6 million. These revenues resulted from the shipments of the FemPatch - Registered Trademark - (Warner-Lambert Co., Morris Plains, NJ) system during the first half of 1998. The reduction in total product revenues is due to the discontinuation of shipments of the FemPatch - Registered Trademark - system.

         The FemPatch - Registered Trademark - system, commercially launched in 1997, is a low-dose, 7-day estrogen replacement transdermal patch for the treatment of menopausal symptoms. Sanofi S.A. ("Sanofi"), our worldwide licensee, had sublicensed U.S. marketing rights to Warner-Lambert. In November 1998, Warner-Lambert terminated its agreement with Sanofi, which also terminated the Supply Agreement between Warner-Lambert and Cygnus. Consequently, the product is no longer being marketed.

Cygnus, Inc.
September 30, 1999

         Due to the above factors and the uncertainty regarding when and if additional products will obtain approval from the FDA and when and if licensees will sell and market such products, we believe that the level of product revenues experienced to date is not indicative of future results and may fluctuate from period to period.

         CONTRACT REVENUES for the quarter ended September 30, 1999 were $3.9 million compared to $2.5 million for the quarter ended September 30, 1998 and were $10.3 million for the nine months ended September 30, 1999 compared to $7.8 million for the nine months ended September 30, 1998. Contract revenues primarily reflect labor and material cost reimbursements associated with the development of certain transdermal delivery systems and the amortization of milestone payments related to certain transdermal delivery systems and the glucose monitoring device. The increase in contract revenues for the three months ended September 30, 1999 is primarily due to the increased development billings related to the contraception product we are developing with Ortho-McNeil Pharmaceutical, Inc., a division of Johnson & Johnson and the amortization of a previously capitalized milestone payment received from Yamanouchi for the GlucoWatch(R) monitor. The increase in contract revenues for the nine months ended September 30, 1999 is primarily due to the acceleration of the amortization of a previously deferred milestone payment of $1.8 million received from American Home Products Corporation ("AHP"), acting through its Wyeth-Ayerst division. This acceleration resulted from AHP's notification to us that AHP would not be exercising its option to reacquire rights under the amendment to the Agreement discussed below. Additional reasons for the increase in contract revenue for the nine months ended September 30, 1999 were increased development billings related to the contraception and nicotine patch products and the amortization of a milestone payment received from Yamanouchi in July 1999, as mentioned below.

         By way of background for the AHP agreement, in December 1998, a New Drug Application ("NDA") was submitted to the FDA and the European Dossier was submitted to the European authorities for our 7-day estrogen patch. In July 1998, we were notified by AHP, the licensee for two of our transdermal hormone replacement products, including our 7-day estrogen patch, that AHP wanted to discuss the status of its agreements with us and that it intended to exercise its right under the agreements to seek a sublicensee for the products. In November 1998, we negotiated with AHP an amendment to the agreements that provided us immediate ownership of the regulatory filing packages for the two products and the right to co-promote the two products as well. The amendment also provided that, if AHP was unable to sign an agreement with a sublicensee or opted not to reacquire its rights within six months, the rights to the two products would revert to Cygnus. However, AHP would still be obligated to continue development activities for the two products for an additional six months. In June 1999, AHP notified us that a sublicense agreement was not signed and that AHP would not be exercising its option to reacquire rights, but that it would support development activities until mid-November 1999 pursuant to the amendment. In September 1999, our 7-day estrogen patch was cleared for marketing by the FDA. We have not decided on any course of action with regard to these two products, and AHP's support will cease on November 17, 1999.

         Regarding our contraception product, in 1994, Cygnus entered into an agreement with Ortho-McNeil Pharmaceutical Inc. ("Ortho"), a Johnson & Johnson company, for the development of a 7-day contraceptive patch, the EVRA(TM) (Johnson & Johnson, New Brunswick, NJ) system.

Cygnus, Inc.
September 30, 1999

Ortho has exclusive worldwide marketing rights to the product. Cygnus has received up-front payments and will receive milestone payments as well as a percentage of net sales, if and when the product is commercialized, and is responsible for the development and manufacture of the product. Phase 3 clinical trials for this product have been completed.

         Also, in July 1996, we entered into an agreement with Tokyo-based Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi") for the marketing and distribution of the GlucoWatch - Registered Trademark - monitor. Under the terms of this agreement, Yamanouchi has exclusive marketing and distribution rights in Japan and Korea. We have primary responsibility for completing product development and for manufacturing. In the third quarter of 1996, we received an up-front, non-refundable payment from Yamanouchi. In July of 1999, we received a non-refundable milestone payment from Yamanouchi which is being amortized, and we are eligible to receive further milestone payments as well as a percentage of the product's future commercial sales.

         Additionally, in 1998, we entered into an agreement with an undisclosed company for the development, supply and commercialization of a nicotine transdermal system, a smoking cessation patch being developed by Cygnus. Under the terms of the agreement, the undisclosed company has marketing and distribution rights in certain territories. We have exclusive manufacturing and supply rights. The undisclosed company has primary responsibility for obtaining regulatory approval and commercialization. We have received payments for 1999 and 1998 manufacturing and development costs.

         In September 1999, Cygnus was awarded a Phase I Small Business Innovative Research (SBIR) grant for "High Performance Biosensor Electrode Materials" from the National Institute of Diabetes and Digestive and Kidney Diseases division of the National Institutes of Health (NIH).

         Contract revenues are expected to fluctuate from quarter to quarter and from year to year, and future contract revenues cannot reasonably be predicted. The contributing factors to achieving contract revenues include, but are not limited to, future successes in finalizing new collaboration agreements, timely achievement of milestones under current contracts, and strategic decisions on self-funding certain projects. We are unable to predict to what extent the termination of existing contracts by current partners or new collaboration agreements, if any, will impact overall contract revenues in the remainder of 1999 and future periods.

         ROYALTY AND OTHER REVENUES for the quarter ended September 30, 1999 were $0.4 million compared to $0.3 million for the quarter ended September 30, 1998 and were $1.0 million for the nine months ended September 30, 1999 compared to $0.7 million for the nine months ended September 30, 1998. The amounts reflect royalties from worldwide sales by Pharmacia & Upjohn ("Pharmacia") of the Company's nicotine transdermal product, the Nicotrol - Registered Trademark (Pharmacia AB, Stockholm, Sweden) - system.

         The Company's Nicotrol - Registered Trademark - product was initially introduced in the U.S. as a prescription product in 1992 and subsequently approved for over-the-counter sale in the U.S. in 1996. The Nicotrol -Registered Trademark - patch is currently marketed in North America by Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson company and in many

Cygnus, Inc.
September 30, 1999

European countries by Pharmacia. Cygnus receives royalties on the worldwide sales of the Nicotrol - Registered Trademark - patch.

         Royalty revenues will fluctuate from period to period, since they are primarily based upon sales by our licensees. The level of royalty income for a product also depends on various external factors, including the size of the market for the product, product pricing levels and the ability of our licensees to market the product. Therefore, the level of royalty revenues for any given period is not indicative of the expected royalty revenues for future periods.

         COSTS OF PRODUCTS SOLD for the quarter ended September 30, 1999 were $0.0 million compared to $0.7 million for the quarter ended September 30, 1998 and were $0.0 million for the nine months ended September 30, 1999 compared to $2.7 million for the nine months ended September 30, 1998. Costs of products sold primarily include direct and indirect production, and facility and personnel costs required to meet anticipated production levels. The decrease in costs of products sold for the three and nine months ended September 30, 1999 is due to the discontinuation of shipments of the FemPatch
- Registered Trademark -system as a result of the termination of the FemPatch
- Registered Trademark -system supply agreement. Cost of products sold for the nine months ended September 30, 1998 include shipments of the FemPatch Registered Trademark -system in the first half of 1998. We do not have any product revenue or costs of products sold for the three and nine months ended September 30, 1999 as a result of the aforementioned discontinuation, and we experienced negative production margins for the three and nine months ended September 30, 1998 due to low production volumes that prevented us from absorbing all of our fixed manufacturing costs.

         RESEARCH AND DEVELOPMENT EXPENSES for the quarter ended September 30, 1999 were $5.8 million compared to $7.9 million for the quarter ended September 30, 1998 and were $19.3 million for the nine months ended September 30, 1999 compared to $22.7 million for the nine months ended September 30, 1998. The decrease in research and development expenses for the three and nine months ended September 30, 1999 is primarily due to decreased costs of clinical studies associated with the GlucoWatch - Registered Trademark - monitor. Research and development and clinical activities primarily include support and development for the glucose monitoring program, the contraceptive product, and hormone replacement therapy products.

         MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES for the quarter ended September 30, 1999 were $1.7 million compared to $3.6 million for the quarter ended September 30, 1998 and were $5.2 million for the nine months ended September 30, 1999 compared to $8.4 million for the nine months ended September 30, 1998. The decrease is primarily due to reduced legal and compensation expenses.

         INTEREST INCOME/(EXPENSES), NET for the quarter ended September 30, 1999 were $(0.8) million compared to $(0.2) million for the quarter ended September 30, 1998 and were $(2.7) million for the nine months ended September 30, 1999 compared to $(0.2) million for the nine months ended September 30, 1998. The increase in net interest expense is due primarily to the write down of the remaining unamortized debt issuance costs associated with the Senior Subordinated Convertible Notes Agreement entered into in February 1998. In addition, interest income earned has decreased in conjunction with the decrease in the cash and cash equivalents balance.

Cygnus, Inc.
September 30, 1999

LIQUIDITY AND CAPITAL RESOURCES

        Through December 1998, we received net proceeds of approximately $95.4 million from public offerings of our Common Stock.

         Through December 1998, we financed approximately $11.1 million of manufacturing and research equipment under capital loan and lease arrangements. Borrowings under those arrangements are secured by specific Company assets.

         In April 1998, we consolidated our two outstanding bank loans into an expanded credit facility with the same bank. An additional $4.7 million was borrowed, increasing the total outstanding under the new agreement to $10.0 million. In November of 1998, the April agreement was further amended to modify the covenants. This balance will be repaid through November 2001, with monthly interest-only payments through November 1998 and monthly principal-and-interest installments thereafter. As of September 30, 1999 there was $6.3 million outstanding under this agreement. Borrowings under this agreement are secured by specific Company assets.

         In February 1998, we entered into Note Purchase Agreements with certain institutional Investors to issue and sell approximately $43.0 million of 4% Senior Subordinated Convertible Notes Due 2005 (the "Notes"). On October 28, 1998, we restructured the Notes. Key provisions in the restructured Notes include the October 1998 repayment of $18.5 million in principal (reducing the principal balance from $43.0 million to $24.5 million), a delay in the convertibility of the majority of the Notes to September 30, 1999, modification of conversion prices of the Notes, the ability of the Company to redeem at par at any time all or part of the new principal amount of the Notes, an increase in the interest rate to 5.5% paid annually on the new principal balance and a change in the final maturity of the Notes to October 1, 2000. Through June 30, 1999, $6.0 million was converted into Common Stock at a price of $3.54 per share and $6.0 million was converted into Common Stock at a price of $6.89 per share. The remaining $12.5 million and accrued interest were redeemed in July 1999.

         In June 1999, we entered into agreements with certain institutional Investors to issue and sell up to $20 million aggregate principal amount of 8.5% Convertible Debentures Due September 29, 2004. On June 30, 1999 we also entered into an Equity Line Agreement. The Equity Line is effective for two years and allows us, at our sole discretion, to sell shares of Cygnus Common Stock with a maximum aggregate sales price of up to $30.0 million. As of June 30, 1999, we received gross proceeds of $14.0 million from the issuance of 8.5% Convertible Debentures and $4.0 million from the sale of Common Stock under the Equity Line. On September 29, 1999, we received $4.0 million ("Additional Investment") pursuant to an amendment to the Equity Line agreement. We issued 361 thousand shares of Common Stock in exchange for the Additional Investment subject to adjustment upwards at the end of 110 trading days after September 29, 1999. Also on September 29, 1999, we received $3.0 million in gross proceeds from the issuance of the first Additional Tranche due September 29, 2004 pursuant to the terms of the Convertible Debentures purchase agreement. (See Note 6 to the financial statements contained in this report.)

Cygnus, Inc.
September 30, 1999

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

         Net cash used in operating activities for the nine months ended September 30, 1999 was $14.2 million compared with net cash used of $36.0 million for the nine months ended September 30, 1998. Cash used in operating activities during the nine months ended September 30, 1999 was primarily due to our net loss of $15.9 million and decreases in provision for doubtful accounts of $2.0 million, deferred compensation and other assets of $4.2 million and accountants payable and other accrued liabilities of $2.1 million, offset by decreases in notes receivable, prepaid expenses and other current assets of $4.1 million, accounts receivable of $1.5 million and inventories of $0.8 million and increases in depreciation and amortization of $1.3 million, amortization of debt issuance cost of $1.1 million, deferred revenue of $1.0 million and accrued compensation of $0.7 million. Cash used in operating activities during the nine months ended September 30, 1998 was primarily due to our net loss of $24.8 million and a $14.0 million cash payment made in January 1998 to Sanofi under the terms of the arbitration settlement, offset by an increase in accounts payable and other accrued liabilities of $0.7 million, a decrease in notes receivable, prepaid expenses and other current assets of $0.8 million and a decrease in accounts receivable of $0.7 million.

         The current level of cash used in operating activities is not necessarily indicative of the level of future cash usage. We expect a decrease in operating cash usage for 1999 compared to 1998 primarily due to the $14.0 million payment in 1998 of the Sanofi arbitration liability, which will not recur in 1999.

         Net cash provided by investing activities of $12.4 million for the nine months ended September 30, 1999 resulted primarily from net sales of investments of $14.7 million, offset by capital expenditures of $2.2 million. Net cash used in investing activities of $24.6 million for the nine months ended September 30, 1998 resulted primarily from net purchases of short-term investments of $22.0 million and capital expenditures of $2.6 million.

         Net cash provided by financing activities of $9.7 million for the nine months ended September 30, 1999 includes, as mentioned above, gross proceeds of $17.0 million and $8.0 million from the June 1999 and September 1999 issuance of 8.5% Convertible Debentures and from the sale of Common Stock under the Equity Line, respectively, and additional stock proceeds of $2.5 million, offset by the July 1999 redemption of Senior Subordinated Convertible Notes of $12.5 million, long-term debt of $4.1 million and capital lease repayments of $0.3 million. Net cash provided by financing activities of $58.7 million for the nine months ended September 30, 1998 includes net proceeds of $40.4 million and $13.3 million from the Company's February 1998 issuance of Senior Subordinated Convertible Notes and from a direct public offering of its Common Stock, respectively, additional stock proceeds of $0.9 million and $6.1

Cygnus, Inc.
September 30, 1999

million from the issuance of long-term debt, offset by long-term debt and capital lease repayments of $1.6 million and $0.4 million, respectively.

         Our long-term capital expenditure requirements will depend upon numerous factors, including the progress of our research and development programs; the time required to obtain regulatory approvals; the resources that we devote to the development of self-funded products, proprietary manufacturing methods and advanced technologies; our ability to obtain additional licensing arrangements and to manufacture products under those arrangements; the additional expenditures to support the manufacture of new products, if and when approved; and possible acquisitions of products, technologies and companies. As we evaluate the progress of our development projects, in particular the GlucoWatch - Registered Trademark monitor, our commercialization plans and the lead time to set up manufacturing capabilities, we may commence long-term planning for another manufacturing site. Nevertheless, we believe that such long-term planning will not result in any material impact on cash flows and liquidity for the next twelve months.

         Based upon current expectations for operating losses and projected short-term capital expenditures, we believe that existing unrestricted cash, cash equivalents and investments of $21.9 million as of September 30, 1999 -- when coupled with cash from revenues and other funding, such as from potential product funding collaborations or from public financings (including debt or equity financings) and earnings from investments -- will be sufficient to meet our operating expenses, debt servicing and repayments and capital expenditure requirements at least through September 30, 2000. However, there can be no assurance that we will not require additional financing, depending upon future business strategies, results of clinical trials and management decisions to accelerate certain research and development programs and other factors.

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

Cygnus, Inc.
September 30, 1999

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

         Concurrent with the inventory, our consultant performed an assessment of the systems and applications documented in the inventory. The result of this independent assessment showed that the majority of our internal IT systems were compliant. This is due to the fact that we do not rely on in-house-developed applications for our core business applications and therefore do not have legacy code to review and test. Our core business applications (Accounts Payable, Accounts Receivable, Sales Orders and Inventory Control) are supported by an application that has been certified by the supplier to be fully Y2K compliant and the compliance has been tested by us. Additionally, we use a third party application for tracking our Intellectual Property assets. This application has been certified by the vendor to be fully compliant. The assessment did determine that the payroll application in use was non-compliant. This was upgraded to a compliant version in the first quarter of 1999.

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

         The correction and testing, as well as the implementation phases of our Y2K compliance programs are currently underway and are expected to be completed prior to January 1, 2000.

         The total cost associated with our Y2K remediation is not expected to be material to our financial condition or results of operations.

Cygnus, Inc.
September 30, 1999

Through September 30, 1999 we have spent approximately $125,000 in connection with Y2K Issues and we have substantially completed our remediation efforts. The cost of implementing the replacement for our core business applications has not been included in this figure since the replacement of the previous applications was not accelerated due to Y2K Issues. All Y2K expenditures are made from the respective departments' budgets.

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

         Although we have not yet completed a comprehensive contingency plan to address situations that may result if we or any of the third parties upon which we are dependent are unable to achieve Y2K readiness, our Y2K compliance program is ongoing and its ultimate scope, as well as the consideration of contingency plans, will continue to be evaluated as new information becomes available.

         The foregoing Y2K discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including, without limitation, anticipated costs and the dates by which we expect to complete certain actions, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability to identify and remediate all relevant IT and non-IT systems; results of Year 2000 testing; adequate resolution of Y2K Issues by businesses and other third parties who are service providers, suppliers or customers of Cygnus; unanticipated system costs; the adequacy of and ability to develop and implement contingency plans; and similar uncertainties. The forward-looking statements made in the foregoing Y2K discussion speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events.

RISK FACTORS

         WE WISH TO CAUTION STOCKHOLDERS AND INVESTORS THAT THE FOLLOWING IMPORTANT FACTORS, AMONG OTHERS, IN SOME CASES HAVE AFFECTED, AND IN THE FUTURE COULD AFFECT, OUR ACTUAL RESULTS AND COULD CAUSE OUR ACTUAL CONSOLIDATED RESULTS FOR 1999, AND BEYOND, TO DIFFER MATERIALLY FROM THOSE

Cygnus, Inc.
September 30, 1999

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

WE HAVE INCURRED SUBSTANTIAL LOSSES AND ANTICIPATE CONTINUING LOSSES.

         We have a limited operating history to evaluate our prospects. You should consider our prospects in light of the substantial risks, expenses and difficulties encountered by companies entering into the medical device and drug delivery industry. We reported a net loss of $5.0 million for the quarter ended September 30, 1999 and have experienced annual operating losses since our inception. We expect to continue to incur operating losses at least until we have significant sales, if we ever do, of the GlucoWatch - Registered Trademark - monitor or the contraceptive patch. We cannot assure you that we will generate significant revenues or achieve profitability. We have, and expect to continue to have, fluctuations in quarterly results based on varying contract revenues and expenses associated with our contracts and collaboration projects. Some of these fluctuations could be significant. To date, we have generated limited revenues from product sales. We do not have significant experience in manufacturing, marketing or selling our products. Our future development efforts may not result in commercially viable products. We may fail in our efforts to introduce our products or to obtain required regulatory clearances. Our products may never gain market acceptance, and we may never generate revenues or achieve profitability.

         Our revenues to date have been derived primarily from:

         - product development and licensing fees related to our products under development, and

         - manufacturing and royalty revenues from the Nicotrol - Registered Trademark (Pharmacia AB, Stockholm, Sweden) nicotine patch and the FemPatch - Registered Trademark (Warner-Lambert Co., Morris Plains,
           NJ) - system.

         In the future, we will no longer receive manufacturing revenue from the Nicotrol - Registered Trademark - patch or the FemPatch - Registered Trademark -system. We will, however, continue to receive royalty payments for the Nicotrol Registered Trademark - patch. If we obtain regulatory approvals, we expect that a substantial portion of our future revenues will be derived from sales of the GlucoWatch - Registered Trademark - monitor and other diagnostic products currently under development.

WE MAY NEED ADDITIONAL FINANCING AND IT MAY NOT BE AVAILABLE.

         To continue the development of our products, we will require substantial resources to conduct research and conduct preclinical development and clinical trials necessary to bring our products to market and to establish production and possibly marketing capabilities. We may seek additional funding through public or private financings, including debt or equity financings. We may also seek other arrangements, including collaboration arrangements. Any additional equity financings may dilute the holdings of current stockholders. Debt financing, if available, may

Cygnus, Inc.
September 30, 1999

restrict our ability to issue dividends and take other actions. We may not be able to obtain adequate funds when we need them from financial markets or arrangements with corporate partners or other sources. Even if funds are available, they may not be on acceptable terms. If we cannot obtain sufficient additional funds, we may have to delay, scale back or eliminate some or all of our research and product development programs, or to license or sell products or technologies that we would otherwise seek to develop ourselves.

         From time to time, we consider strategic transactions and alternatives related to our drug delivery business, with the goal of providing additional funding for the development of the GlucoWatch - Registered Trademark - monitor. These alternatives include, among others, the divestiture of all or part of the drug delivery business. We will continue to evaluate strategic transactions and alternatives which we believe may enhance stockholder value.

         We believe that our existing cash, cash equivalents and investments, plus cash from revenues; other fundings, such as potential product funding collaborations or financings; and earnings from investments will suffice to meet our operating expenses, debt servicing and repayments and capital expenditure requirements at least through September 30, 2000. The amounts and timing of future expenditures will depend on:

-        progress of ongoing research and development,

-        results of preclinical testing and clinical trials,

-        rates at which operating losses are incurred,

- executing any development and licensing agreements with corporate partners,

-        developing our products,

-        manufacturing scale-up for the GlucoWatch - Registered
         Trademark - monitor;

-        the FDA regulatory process, and

-        other factors, many of which are beyond our control.

WE DEPEND ON LICENSEES, DISTRIBUTORS AND COLLABORATION ARRANGEMENTS.

         Our strategy to develop, clinically test, obtain regulatory approval for, manufacture and commercialize our products depends, in large part, upon our ability to selectively enter into and maintain collaboration arrangements with licensees and distributors. If we commercialize our GlucoWatch - Registered Trademark - monitor, we will depend upon Yamanouchi Pharmaceutical Co., Ltd. to market and distribute the GlucoWatch - Registered Trademark - monitor in Japan and Korea. We do not have any marketing or distribution agreements for the GlucoWatch - Registered Trademark - monitor other than the Yamanouchi collaboration. However, we are currently involved in discussions with a short list of companies about collaborating to market and distribute the GlucoWatch -Registered Trademark - monitor in the U.S., Europe and elsewhere outside Japan and Korea.

Cygnus, Inc.
September 30, 1999

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

         Additionally, we may choose to self-fund certain research and development projects in order to exploit our technologies. If these activities result in a commercial product, they will help our long-term operating results. However, any increase in self-sponsored research and development or sales and marketing activities will negatively affect our short-term operating results. Furthermore, we cannot control the resources and attention a licensee or distributor devotes to a product. As a result, we may experience delays in clinical testing, regulatory filings and commercialization efforts conducted by our licensees or distributors. We cannot assure you that our licensees or distributors will not, for competitive reasons, support, directly or indirectly, a company or product that competes with one of our products that is the subject of their license or distribution agreement with us. Furthermore, any dispute between us and one of our licensees or distributors might require us to initiate or defend against expensive litigation or arbitration proceedings. If one of our licensees or distributors terminates an arrangement, cannot fund or otherwise satisfy its obligations under its arrangements, or significantly disputes or breaches a contractual commitment, then we would likely be required to seek an alternative licensee or distributor. We cannot assure you that we would be able to reach agreement with a replacement licensee or distributor. If we were unable to find a replacement licensee or distributor, we might not be able to perform or fund the activities of the current licensee or distributor. Even if we were able to perform and fund these activities, our capital requirements would increase substantially. In addition, the further development and the clinical testing, regulatory approval process, marketing, distribution and sale of the product covered by such licensee or distributor would be significantly delayed. (See "Risk Factors - We Have Limited Marketing and Sales Experience.")

         For us to be competitive, we will need to develop, license or acquire new diagnostic products. Furthermore, our ability to develop and commercialize products in the future will depend, in part, on our ability to enter into collaboration arrangements with additional licensees on favorable terms. We cannot assure you that we will be able to enter into new collaboration arrangements on favorable terms, if at all, or that existing or future collaboration arrangements will succeed.

WE DEPEND ON LICENSED PATENTS AND APPLICATIONS AND PROPRIETARY TECHNOLOGY.

Cygnus, Inc.
September 30, 1999

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

WE ARE HIGHLY LEVERAGED AND MAY BE UNABLE TO SERVICE OUR DEBT.

         As of September 30, 1999, we had indebtedness of $51.6 million, $23.0 million of which can be converted to Common Stock. The degree to which we are leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations depends upon our future performance, which will depend upon financial, business and other factors, many of which are beyond our control. Although we believe our cash flows will be adequate to meet our interest payments, we cannot assure you that we will continue to generate cash flows in the future sufficient to cover our fixed charges or to permit us to satisfy any redemption obligations pursuant to our indebtedness. If we cannot generate cash flows in the future sufficient to cover our fixed charges or to permit us to satisfy any redemption obligations pursuant to our indebtedness, and we cannot borrow sufficient funds either under our credit facilities or from other sources, we may need to refinance all or a portion of our existing debt, to sell all or a portion of our assets, or to sell equity securities. There is no assurance that we could successfully refinance, sell our assets or sell equity securities, or, if we could, we cannot give any assurance as to the amount of proceeds we could realize.

         In the event of insolvency, bankruptcy, liquidation, reorganization, dissolution or winding up of our business or upon default or acceleration related to our debt obligations, our assets will

Cygnus, Inc.
September 30, 1999

first be available to pay the amounts due under our debt obligations. Holders of Common Stock would only receive the assets remaining, if any, after payment of all indebtedness and preferred stock. Although we do not currently conduct operations through subsidiaries, we may elect to do so as products become commercialized. In such event, our cash flow and our ability to service debt would partially depend upon the earnings of our subsidiaries and the distribution, loaning or other payments of funds by those subsidiaries to us. The payment of dividends and the making of loans and advances to us by our subsidiaries would be subject to statutory or contractual restrictions, would depend upon the earnings of those subsidiaries and would be subject to various business considerations. Our right to receive assets of any of our subsidiaries upon their liquidation or reorganization would be effectively subordinated to the claims of our subsidiaries' creditors, except to the extent that we are recognized as a creditor of such subsidiary, in which case our claims would still be subordinate to any security interests in the assets of such subsidiary and any senior indebtedness.

WE HAVE LIMITED MARKETING AND SALES EXPERIENCE.

         We have limited experience marketing or selling medical device products. To successfully market and sell the GlucoWatch - Registered Trademark - monitor or our other products under development, we must either develop a more extensive marketing and sales force or enter into arrangements with third parties to market and sell our products. We cannot assure you that we could successfully develop a more extensive marketing and sales force or that we could enter into acceptable marketing and sales agreements with third parties. If we maintain our own marketing and sales capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations. If we enter into a marketing arrangement with a third party, any revenues we receive will depend on the third party, and we will likely have to pay a sales commission or similar fee.

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS.

         The design, development, manufacture and use of our products involve an inherent risk of product liability claims and associated adverse publicity. Producers of medical products may face substantial liability for damages in the event of product failure or allegations that the product caused harm. We currently maintain product liability insurance, but it is expensive and difficult to obtain and may not be available in the future on acceptable terms. We cannot assure you that we will not be subject to product liability claims, that our current insurance would cover any claims, or that adequate insurance will continue to be available on acceptable terms in the future. In the event we are held liable for damages in excess of the limits of our insurance coverage, or if any claim or product recall creates significant adverse publicity, our business, financial condition and results of operations could be materially and adversely affected.

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

Cygnus, Inc.
September 30, 1999

or our inability to hire and retain additional qualified personnel in the future could adversely affect our business, financial condition and operating results.

OUR STOCK PRICE IS VOLATILE.

         The trading price of our Common Stock substantially fluctuates in response to factors such as:

- announcements by us or our competitors of results of regulatory approval filings or clinical trials or testing,

-        developments or disputes governing proprietary rights,

- technological innovations or new commercial products, government regulatory action, and general conditions in the medical technology industry,

-        changes in securities analysts' recommendations, or

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

Cygnus, Inc.
September 30, 1999

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         We are not currently involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

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

Cygnus, Inc.
September 30, 1999

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

4.9 First Amendment to the Rights Agreement dated October 26, 1998 between he Company and ChaseMellon Shareholder Services, L.L.C. (the "Rights Agent" successor to Chemical Trust), incorporated by reference to
       Exhibit 99.1 of the Registrant's Form 8-A/A filed on December 14, 1998, Registration No. 0-18962.

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

4.11 Registration Rights Agreement dated June 30, 1999 between the Registrant and Cripple Creek Securities, LLC., incorporated by reference to Exhibit 4.11 of the Registrant's Form 10-Q for the quarter ended June 30, 1999.

4.12 Registration Rights Agreement dated June 29, 1999 between the Registrant and the listed investors on Schedule I thereto, incorporated by reference to Exhibit 4.12 of the Registrant's Form 10-Q for the quarter ended June 30, 1999.

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

10.41 Convertible Debenture and Warrant Purchase Agreement dated June 29, 1999 between the Registrant and the listed investors on Schedule I thereto, incorporated by reference to Exhibit 10.41 of the Registrant's Form 10-Q for the quarter ended June 30, 1999.

10.42 Form of 8.5% Convertible Debenture Due June 29, 2004, incorporated by reference to Exhibit 10.42 of the Registrant's Form 10-Q for the quarter ended June 30, 1999.

Cygnus, Inc.
September 30, 1999

10.43  Form of Common Stock Purchase Warrant, incorporated by reference to
       Exhibit 10.43 of the Registrant's Form 10-Q for the quarter ended June 30, 1999.

10.44 Amendment No. 4 Lease Extension to Lease Agreement dated as of October 15, 1991 between the Registrant and Lincoln Menlo Associates Limited, a California Limited Partnership, dated July 20, 1999.

10.45  1999 Stock Incentive Plan.

10.46 Amendment No. 1 to Structured Equity Line Flexible Financing Agreement, dated September 29, 1999 between the Registrant and Cripple Creek Securities, LLC, incorporated by reference to Exhibit 1.1 of the Registrant's Form 8-K filed on October 7, 1999.

*10.47 Manufacturing and Supply Agreement and Amendment thereto; and Side
       Letter dated September 30, 1999 between the Registrant and LTS Lohmann Therapy Systems Corp.

10.48 Amended 1991 Employee Stock Purchase Plan (As Amended and Restated as of October 1, 1999), incorporated by reference to Exhibit 99.1 of the Company's Form S-8 Registration Statement No. 333-89377, filed October 20, 1999.

27     Financial Data Schedule

*A confidential treatment request has been applied for or granted with respect to a portion of this document.

Cygnus, Inc.
September 30, 1999

B)       REPORTS ON FORM 8-K

         Cygnus filed one Report on Form 8-K for the quarter ended September 30, 1999.

         On October 7, 1999, Cygnus filed a Current Report on Form 8-K, reporting under Item 5:

         On September 22, 1999, Cygnus, Inc. issued a press release, the text of which is attached hereto as Exhibit 99.1, announcing that its 7-day estrogen transdermal hormone replacement therapy patch was cleared for marketing by the United States Food and Drug Administration (FDA).

         On September 28, 1999, Cygnus, Inc. issued a press release, the text of which is attached hereto as Exhibit 99.2, announcing that it had been awarded a Phase I Small Business Innovative Research (SBIR) grant for "High Performance Biosensor Electrode Materials" from the National Institute of Diabetes and Digestive and Kidney Diseases division of the National Institutes of Health (NIH).

         On September 29, 1999, Cygnus, Inc. issued 361,174 shares of its Common Stock for $4 million to Cripple Creek Securities, LLC ("Cripple Creek"), pursuant to its Structured Equity Line Flexible Financing Agreement with Cripple Creek, dated as of June 30, 1999, as amended by Amendment No. 1 to Structured Equity Line Flexible Financing Agreement dated as of September 29, 1999, attached hereto as Exhibit 1.1, the contents of which are incorporated herein by reference. The number of shares issued to Cripple Creek may be increased in accordance with the terms of such agreement.

         Also on September 29, 1999, Cygnus, Inc. received $3 million for the issuance of a $3 million aggregate principal amount of its Convertible Debentures and five-year Warrants to purchase approximately 135,624 shares of its Common Stock (subject to adjustment).

Cygnus, Inc.
September 30, 1999


                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CYGNUS, INC.

    Date:    NOVEMBER 5, 1999              By:         /S/ JOHN C. HODGMAN
         -------------------------------        -------------------------------
                                                          John C. Hodgman
                                                     Chairman, President and
                                                     Chief Executive Officer
                                                  (Principal Executive Officer)

    Date:    NOVEMBER 5, 1999              By:       /S/ CRAIG W. CARLSON
         -------------------------------        -------------------------------
                                                        Craig W. Carlson
                                             Senior Vice President, Finance and
                                                    Chief Financial Officer
                                               (Principal Accounting Officer)

Cygnus, Inc.
September 30, 1999


                                INDEX OF EXHIBITS

The following exhibits are included herein:

Exhibit 10.44 Amendment No. 4 Lease Extension to Lease Agreement dated as of October 15, 1991 between the Registrant and Lincoln Menlo Associates Limited, a California Limited Partnership, dated July 20, 1999.

Exhibit 10.45  1999 Stock Incentive Plan.

Exhibit *10.47 Manufacturing and Supply Agreement and Amendment thereto; and
               Side Letter dated September 30, 1999 between the Registrant and LTS Lohmann Therapy Systems Corp.

Exhibit 27 Financial Data Schedule

*A confidential treatment request has been applied for or granted with respect to a portion of this document.