Form 10-Q/A
period 1999-09-30
CYGNUS INC /DE/
filed 2000-01-20
CIK 870755

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q/A
                                  Amendment No. 1

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


PART II. OTHER INFORMATION

    Item 6:    Exhibits and Reports on Form 8-K..............................................................28



SIGNATURES...................................................................................................32

Cygnus, Inc.
September 30, 1999

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

         On September 30, 1999, we entered into a Manufacturing and Supply Agreement and Amendment thereto with LTS Lohmann Therapy Systems Corp. ("LTS Corp"), wherein LTS Corp will manufacture the majority of the contraceptive transdermal patch (the Evra -Trademark - Johnson & Johnson, New Brunswick, New Jersey - System) that Cygnus is developing for Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson company. In addition to the Manufacturing and Supply Agreement, Cygnus and LTS Corp entered into a Side Letter to said Agreement of the same date that describes additional manufacturing capacity needs, equipment costs and liabilities, estimated to represent a risk of $US 27,600,000 of which we will be liable for one-third (1/3) of this risk until bioequivalency of the EVRA-TM- system has been established and thereafter we will be liable for one-half (1/2) of this risk. This risk is reduced as certain minimum volumes of the EVRA-TM- system are produced, and we believe that sufficient funds are available if such minimums are not reached and risk payments must be made.

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

Cygnus, Inc.
September 30, 1999

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

    Date:    JANUARY  20, 2000            By:         /S/ JOHN C. HODGMAN
         -------------------------------        -------------------------------
                                                          John C. Hodgman
                                                     Chairman, President and
                                                     Chief Executive Officer
                                                  (Principal Executive Officer)

    Date:    JANUARY  20, 2000             By:       /S/ CRAIG W. CARLSON
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