Form 10-K
period 1999-12-31
CYGNUS INC /DE/
filed 2000-03-22
CIK 870755

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

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES ACT OF 1934 FOR THE FISCAL YEAR ENDED
     DECEMBER 31, 1999 OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

                         COMMISSION FILE NUMBER 0-18962
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

                                 (650) 369-4300
              (Registrant's telephone number, including area code)
                            ------------------------

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $0.001 PAR VALUE
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing price of Common Stock on MARCH 15, 2000 as reported on the Nasdaq National Market was APPROXIMATELY $409,203,216. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

                                   25,575,201
      (Number of shares of Common Stock outstanding as of MARCH 15, 2000)

                      DOCUMENTS INCORPORATED BY REFERENCE

    Registrant's consolidated financial statements for the fiscal year ended December 31, 1999 and definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2000 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  CYGNUS, INC.
                        1999 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
PART I
ITEM 1.   Business....................................................      1
ITEM 2.   Properties..................................................     14
ITEM 3.   Legal Proceedings...........................................     14

PART II

ITEM 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................     15
ITEM 6.   Selected Financial Data.....................................     15
ITEM 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     17
ITEM 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................     29
ITEM 8.   Financial Statements and Supplementary Data.................     30
ITEM 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................     30

PART III

ITEM 10.  Directors and Executive Officers of the Registrant..........     31
ITEM 11.  Executive Compensation......................................     32
ITEM 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................     32
ITEM 13.  Certain Relationships and Related Transactions..............     32

PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on
            Form 8-K..................................................     33

SIGNATURES............................................................     39

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES RELATING TO THE FUTURE FINANCIAL PERFORMANCE OF CYGNUS, INC. ("CYGNUS," "THE COMPANY," "WE," "OUR," OR "US"), AND ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, STOCKHOLDERS AND INVESTORS SHOULD SPECIFICALLY CONSIDER THE VARIOUS FACTORS IDENTIFIED UNDER THE CAPTION "RISK FACTORS" CONTAINED IN THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCES OF UNANTICIPATED EVENTS.

    We are engaged in the development and manufacture of diagnostic medical devices, utilizing proprietary technologies to satisfy unmet medical needs cost effectively. Our current efforts are focused on a frequent, automatic and non-invasive glucose monitoring device, the GlucoWatch-Registered Trademark-biographer, and enhancements thereto.

    Cygnus was incorporated in California in 1985 and was merged into a Delaware corporation in September 1995. Our principal executive offices are located at 400 Penobscot Drive, Redwood City, California 94063, our telephone number at that address is (650) 369-4300 and our facsimile number at that address is (650) 369-5318. Additionally, our website is www.cygn.com.

    On July 9, 1999, John C Hodgman, President and Chief Executive Officer, succeeded Gary W. Cleary, Ph.D., as Chairman of the Board of Directors. (Dr. Cleary resigned as Chief Technical Officer effective the same date.) Dr. Cleary served as Chairman Emeritus of the Board from July 9, 1999 until February 22, 2000, when he resigned from the Board of Directors.

CYGNUS' BUSINESS STRATEGY

    In 1999 we chose to focus solely on glucose monitoring systems and sold our drug delivery business to Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson company. Our GlucoWatch-Registered Trademark- system represents a potential advance in glucose monitoring technology as compared to the currently prevailing "finger stick" blood monitoring methods. The GlucoWatch system is designed to measure glucose frequently, automatically and non-invasively through the ease and convenience of a device worn like a wristwatch. Worldwide sales of blood glucose self-monitoring products were approximately $2.5 billion in 1997 (Boston Biomedical Consultants, Inc.). More than forty million people in North America, Europe, Japan and Korea have diabetes. In the United States alone, more than ten million people have been diagnosed with diabetes, with another five million believed to have the condition. The number of people with diabetes is expected to continue to grow with the aging of the population, while the number of diagnosed cases is also expected to increase with changes in diagnostic standards and new diagnostic technologies.

    Clinical studies sponsored by the National Institutes of Health (NIH) indicate that better management of glucose levels through more frequent testing and more frequent insulin injections would enable people with diabetes to reduce or significantly delay many serious diabetes-related health complications. However, largely due to the pain of repetitive finger sticking and the associated disruption of daily life, most people with diabetes currently test their glucose levels less than half as often as recommended, resulting in limited glucose information to make decisions that could better control glucose fluctuations. We believe this lack of information presents a significant unmet need for a new type of glucose monitoring device.

    To address this unmet need, our GlucoWatch system provides frequent, automatic and non-invasive glucose measurements and is intended for detecting trends and tracking patterns of glucose levels in adults, 18 years and older, who have diabetes. The device is intended for use at home and in healthcare facilities to supplement, not replace, information obtained from standard home blood glucose monitoring devices. Following a three-hour warm-up period and calibration from a finger stick blood measurement, the device is capable of providing up to thirty-six non-invasive glucose measurements over twelve hours. The extracted glucose is collected in a consumable component called the AutoSensor, which is attached to the back of the biographer and replaced after twelve hours of measurements. The GlucoWatch system (i.e., the biographer and AutoSensor ) offers features such as alerts indicating hypoglycemic and hyperglycemic conditions, and event markers that record factors affecting glucose levels.

    On December 6, 1999, we announced that our Premarket Approval application
(PMA) for the GlucoWatch system received a unanimous recommendation for approval with conditions by the United States Food and Drug Administration's (FDA) Clinical Chemistry and Clinical Toxicology Devices Panel of the Medical Devices Advisory Committee. The Advisory Committee suggested three conditions for approval. The first is the creation of an education program, about which we have already been in discussions with the FDA concerning the substance of such a program. The second condition is that our product labeling will be revised in accordance with recommendations given to the FDA by the Committee, and we are currently in discussions with the FDA on proposed labeling. Third, the Committee suggested a post-market study of detection of hypoglycemia and hyperglycemia. This lattermost condition does not need to be satisfied prior to FDA approval. Although the FDA is not bound by the decisions of the Advisory Committee, the agency typically follows its advisory committees' advice. By way of background, our 5,000-page PMA application included analyses of clinical studies conducted on more than 600 people with diabetes, who used the device from a few hours to up to six weeks. The studies, which were performed at more than 15 clinical sites across the United States, involved over 25,000 hours of use of the GlucoWatch system. The participants consisted of a cross-section of racial and age groups, diabetes types (both type 1 and type 2), and other defining characteristics. Approximately 19,000 paired data points were generated from the studies, comparing interstitial fluid glucose measurements obtained by the GlucoWatch system to glucose measurements obtained with finger stick monitors using capillary blood.

    On December 2, 1999, we announced the receipt of a CE Certificate for the GlucoWatch system, indicating that the product has met the essential requirements and other criteria of the European Community Directive 93/42/ECC, Annex V, Section 3.2. The CE Certificate is required for selling products in the European Community. We are compliant with ISO 9002 and EN 46002.

    In December 1999, we entered into a five-year Supply Agreement with Hydrogel Design Systems, Inc. relating to the manufacture of the AutoSensor hydrogel laminate used in the GlucoWatch system. Also, in December 1999, we entered into a three-year Supply Agreement with Key Tronic Corporation relating to the manufacture of the biosensor component of the AutoSensor.

Both of these agreements contain percentage minimum requirements of product that we must purchase from these companies if and when the GlucoWatch system is commercialized. Additionally, we are currently in negotiations with a third-party manufacturer for the GlucoWatch system.

    In September 1999, we were awarded a six-month Phase I Small Business Innovative Research Grant for "High Performance Biosensor Electrode Materials" from the National Institute of Diabetes and Digestive and Kidney Diseases division of the National Institutes of Health (NIH) in the amount of $0.1 million. This funding is used to investigate advancements in biosensor materials used for glucose detection and measurement, potentially to include in future versions of the GlucoWatch system.

    In June 1998, we entered into long-term agreements with E.I. du Pont de Nemours & Company ("DuPont") for the development and supply of thick film materials for our GlucoWatch system. In July 1997, we entered into a Product Supply Agreement with Contract Manufacturing, Inc. relating to the assembly of the AutoSensor and also the final packaging of the GlucoWatch system starter kits. This latter agreement continues for five years from date of first commercial sale, and contains minimum requirements of product that we must purchase from this company if and when the GlucoWatch system is commercialized.

    In 1996, we entered into a collaboration agreement with Yamanouchi Pharmaceutical Co., Ltd. for the commercialization of the GlucoWatch system in Japan and Korea, and also a collaboration agreement with Becton Dickinson & Company for the commercialization of the GlucoWatch system in the rest of the world. Under the Yamanouchi agreement, we are eligible to receive milestone payments prior to commercialization and to receive a percentage of the product's future commercial success in Japan and Korea. In March of 1998, we announced the termination of our agreement with Becton Dickinson. One of our priorities is to establish an alliance or alliances for the commercialization of the GlucoWatch system in North America and Europe. The purpose of such an alliance or alliances is for us to secure certain commercialization functions, such as distribution, sales and customer service. We are in discussions with several companies regarding this objective. Some of the companies are international in scope and would provide the requisite commercialization functions worldwide. Other companies focus on certain geographies and/or certain commercialization functions. The potential signing of a worldwide commercialization agreement may or may not coincide with the launch of our GlucoWatch system, assuming we receive FDA approval. We are evaluating out-sourced capabilities for a U.S. launch without a worldwide commercialization alliance. There can be no assurance that we will be able to enter into a commercialization alliance or alliances or that we will be able to out-source certain commercialization capabilities for launch without a worldwide commercialization alliance in place.

    In 1995, we entered into an exclusive license agreement with The Regents of the University of California to patents and patent applications relating to devices for iontophoretic non-invasive sampling of substances. Under this license, if our GlucoWatch system is commercialized and is covered by the scope of the license, we will pay the University of California certain royalties.

SALE OF OUR TRANSDERMAL DRUG DELIVERY SYSTEMS

    On December 15, 1999, we completed the sale of substantially all of our drug delivery business assets to Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson company. The transaction was finalized upon receiving clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. We sold all of the assets of our drug delivery business to Ortho-McNeil except those relating to a nicotine patch under development and one other early- stage project, both of which were terminated before year end.

    Cygnus products that were sold to Ortho-McNeil include certain assets related to the Nicotrol-Registered Trademark- (Pharmacia AB, Stockholm, Sweden) nicotine system (currently marketed by Pharmacia & Upjohn in Europe and by McNeil Consumer Healthcare, a Johnson & Johnson company, in the U.S.); two hormone replacement transdermal products (a 7-day estrogen patch recently approved by the U.S. Food and Drug Administration and an estrogen/progestin combination product that completed Phase III clinical trials); and the EVRA-TM- (Johnson & Johnson, New Brunswick, New Jersey) contraceptive patch we were developing with the R.W. Johnson Pharmaceutical Research Institute.

    Under the terms of the agreement with Ortho-McNeil, we received $20 million in cash at closing, and Ortho-McNeil will pay up to an additional $55 million in cash, contingent on the achievement of certain milestones. The contingent payments relate to the achievement by Ortho-McNeil of certain technical, regulatory and commercialization milestones related to the EVRA transdermal contraceptive patch. We are eligible to receive up to $14.8 million of these contingent milestones in the year 2000; however, because the achievement of these milestones is not within our control, we cannot predict the likelihood or timing of these contingent payments in the year 2000 and beyond.

    The Final Award in an arbitration matter between Sanofi, S.A. and Cygnus relating to transdermal hormone replacement therapy systems, however, remained with Cygnus and is not part of the Ortho-McNeil sale. This Final Award was entered as a judgment of the U.S. District Court for the Northern District of California on December 11, 1997. Cygnus' obligations under the Final Award are as follows: (i) the $14.0 million cash payment already made by Cygnus to Sanofi in January 1998, (ii) payments of an aggregate amount equal to $17.0 million, commencing in 2001 and ending in 2005, and (iii) a convertible promissory note in the principal amount of $6.0 million, issued in December 1997, payable in full at the end of four years and bearing interest at 6.5% per annum. (The note will be convertible into our Common Stock at Sanofi's option, exercisable at any time during the four year term, at a conversion rate of $21.725 per share.) The underlying agreement, which was the subject matter of the arbitration, was terminated on December 15, 1999.

    The primary reason for selling the drug delivery business was to focus management attention and corporate resources on our glucose monitoring business. We will use the proceeds to accelerate commercialization activities for the GlucoWatch system.

OUR FREQUENT, AUTOMATIC AND NON-INVASIVE GLUCOSE MONITORING SYSTEMS

MARKET OPPORTUNITY

    People with diabetes measure blood glucose levels to adjust their diet, medication and insulin use to better control their glucose levels in order to prevent diabetes-related complications. Currently, to measure their glucose levels, people with diabetes must prick their fingers, draw blood and place a drop of blood on a glucose reagent strip inserted in an instrument that provides a glucose reading. Each day of testing can involve numerous sticks and the complete procedure is not only painful but disruptive to daily life. As a result of this pain and disruption, most people with diabetes monitor their blood glucose levels less than twice per day, instead of the recommended four to seven times per day. Even at the recommended level of testing, the market for products for self-monitoring of glucose levels by people with diabetes is quite substantial.

    Worldwide sales of products for the self-monitoring of blood glucose levels were approximately $2.5 billion in 1997. Approximately 80% to 90% of the sales were related to disposable glucose reagent strips for finger stick monitoring (Boston Biomedical Consultants, Inc.). In the U.S., a majority of glucose level testing is conducted by a relatively small segment of people with diabetes; for example, of these people, just 19% (about 1.6 million) account for 52% of the tests performed. The number of people diagnosed with diabetes has been growing and is expected to continue to grow due to the aging of the population, changes in diagnostic standards and new diagnostic technologies. Specifically, the diagnostic standards in the U.S. have been changed such that a fasting plasma glucose value of greater than or equal to 126 mg/dL now indicates a diagnosis of diabetes, whereas such diagnosis previously required a value of greater than or equal to 140 mg/dL. Diabetes can lead to severe complications over time, including blindness, loss of kidney function and peripheral neuropathy, causing circulation problems to the arms and legs, pain and potential amputation. The American Diabetes Association (ADA) estimated that the complications arising from diabetes cost the U.S. healthcare system in excess of $45 billion in 1992. These complications are largely a consequence of years of poor management of glucose levels by people with diabetes. Results of the Diabetes Control and Complication Trial, a major clinical trial sponsored by the National Institutes of Health and published in 1993, showed that more frequently monitored blood glucose levels and rigid adherence to a program of diet, exercise and insulin injections could prevent or significantly delay the onset of many of the long-term complications of diabetes.

THE GLUCOWATCH-REGISTERED TRADEMARK- SYSTEM

    We believe that there is an unmet need for automatic, frequent and non-invasive glucose monitoring. In an effort to address this unmet need, we have developed the GlucoWatch biographer, which is worn like a wristwatch and, after calibrating each new AutoSensor with a standard blood glucose monitor, automatically extracts and measures glucose levels through intact skin approximately every twenty minutes. The durable GlucoWatch biographer displays and stores current and past glucose levels and trend data. The extracted glucose is collected in a consumable AutoSensor attached to the back of the device and replaced after twelve hours of readings. The GlucoWatch system offers, in a portable and discreet device, features not available in currently marketed devices. These include frequent data collection, electronic memory to store and display glucose levels, alerts indicating hypoglycemic and hyperglycemic conditions and event markers that record factors that affect glucose levels. The GlucoWatch biographer is designed to be worn day and/or night for glucose monitoring, and is expected to reduce significant drawbacks of the finger stick technique, such as the pain of repetitive sticking and the disruption of normal activities caused by cumbersome procedures. We believe that the GlucoWatch system can provide additional information that can help people with diabetes understand fluctuations in their glucose levels.

    Specifically, our GlucoWatch system extracts glucose molecules through intact skin utilizing a patented sampling process called electro-osmosis (or "reverse iontophoresis"). The glucose is extracted from interstitial fluid, not blood, and is collected and measured by the consumable AutoSensor, which includes an enzyme-containing hydrogel and electrodes for electro-osmotic extraction and biosensing. The glucose collected in the AutoSensor triggers an electro-chemical reaction in the AutoSensor, generating electrons. The biosensor measures the electrons and an application-specific integrated circuit ("ASIC") in the GlucoWatch system equates the number of electrons to a concentration of blood glucose. The GlucoWatch system automatically measures glucose levels at twenty-minute intervals, and displays the most recent readings and trends at the push of a button. Its electronic memory capabilities permit the retrieval of past data, allowing longer-term trend analysis. Additionally, we are developing future generation glucose monitoring products, as well as enhancements to the GlucoWatch system. Such enhancements include, but are not limited to, features for increased user convenience such as a shorter warm-up period, extension of the AutoSensor measurement duration beyond twelve hours, an increase in the number of glucose measurements per hour, addition of a delayed start feature, and personal computer linkages for downloading data, as well as various cost reductions in the manufacturing process. Other enhancements are also under consideration. We are in the early developmental stages for a future telemetric product that allows both greater flexibility in the location of the glucose extraction component and a new form of the monitor that stores and displays glucose data.

REGULATORY STATUS

    On January 25, 1999, we submitted the first part of our PMA for the GlucoWatch system to the FDA. This submission included a variety of information, including manufacturing documentation. We submitted the remainder of the PMA in June 1999, including analysis of a series of clinical studies totaling more than 600 people with diabetes, at more than 15 clinical sites across the U.S., who used our biographer from a few hours to up to six weeks, as well as two additional studies. The participants in our clinical studies consisted of a cross-section of racial and age groups, diabetes types (both type 1 and type 2), and other defining characteristics. This represented over 25,000 hours of use of the GlucoWatch biographer. Approximately 19,000 paired data points were generated from the studies, comparing glucose measurements obtained by the GlucoWatch biographer to glucose measurements obtained with finger stick monitors using capillary blood. In July 1999, the FDA notified Cygnus that our PMA was deemed suitable for filing and was granted expedited review status. On December 6, 1999, our PMA for the GlucoWatch biographer received a unanimous recommendation for approval with conditions by the FDA's Clinical Chemistry and Clinical Toxicology Devices Panel of the Medical Devices Advisory Committee. The Advisory Committee suggested three conditions for approval. The first is the creation of an education program, about which we have already been in discussion with the FDA concerning the substance of such a program. The second condition is that our product labeling will be revised in accordance with recommendations given to the FDA by the Committee, and we are currently in discussions with the FDA on proposed labeling. Third, the Committee suggested post-market study of detection of hypoglycemia and hyperglycemia. This lattermost condition does not need to be satisfied prior to FDA approval. Although the FDA is not bound by the decisions of the advisory committee, the agency typically follows its Advisory Committees' advice; however, no assurance can be given that the FDA will approve our GlucoWatch biographer and we cannot predict the timing of such approval, if given.

    Furthermore, we are in the process of preparing an Investigational Device Exemption (IDE) for filing with the FDA so that we can conduct clinical trials on an ongoing basis. We also anticipate commencing clinical trials with children and adolescents if the IDE is obtained.

COMPETITION

    The glucose monitoring market is highly competitive. Currently the market is dominated by finger stick blood glucose monitoring products sold by a few major companies. These companies have established products and distribution channels. Finger stick glucose monitoring presents a number of barriers to generating more frequent blood glucose measurements, including the pain of repetitive finger sticking and the disruption of normal activities, as often people with diabetes do not want to go through the finger stick process in public. Several companies are developing alternative invasive, semi-invasive, minimally invasive or non-invasive methods to monitor glucose levels in a less painful or painless manner, as well as on a continuous or continual basis. Companies are attempting to develop a variety of methods to extract interstitial fluid and measure the glucose concentration therein. Another technology that some companies are pursuing is the use of infrared spectroscopy, which uses radiation to measure glucose levels. We are not aware of any products under development that offer the range of potential benefits of the GlucoWatch system. However, there can be no assurance that other products will not be more accepted in the marketplace than the GlucoWatch system or will not render our devices uncompetitive or obsolete. A number of companies have developed or are seeking to develop new drugs to treat diabetes that could reduce demand for glucose monitoring systems. In addition, many of our competitors and potential competitors have substantially greater resources, research and development staffs and facilities than we do and have significantly greater experience in developing, manufacturing and marketing glucose monitoring devices. Competition within the glucose monitoring industry could also result in price reductions for glucose monitoring devices such that we may not be able to sell the GlucoWatch system at a price level adequate for us to realize a return on our investment.

DEPENDENCE ON NEW PRODUCTS; UNCERTAINTY OF MARKET ACCEPTANCE

    For Cygnus to be successful, we will need to continue to develop glucose monitoring products that address the needs of people with diabetes. Enhanced glucose monitoring products based on our technologies are currently under development. In addition, we will be evaluating new products outside of the glucose monitoring field that can utilize our diagnostic technologies. These products will require significant additional development and investment, including preclinical and clinical testing, prior to their commercialization. From time to time, we have experienced delays or setbacks in the development of certain of our products. For example, in the past, we experienced development delays in the miniaturization of the GlucoWatch biographer. There can be no assurance that we will be able to successfully address problems that may arise during the development and commercialization process. In addition, there can be no assurance that the GlucoWatch system, its enhancements or future products can or will be successfully developed, prove to be safe and effective in clinical trials, meet applicable regulatory standards, be capable of being manufactured in commercial quantities at a reasonable cost, be marketed successfully or achieve market acceptance. If any of our development programs are not successfully completed, required regulatory approvals or clearances are not obtained, or products for which approvals or clearances are obtained are not commercially successful, our business, financial condition and results of operations could be materially adversely affected.

    Our business is subject to the risks inherent in the development of new products using new technologies and approaches. There can be no assurance that unforeseen problems will not develop with these technologies or applications, that we will be able to successfully address technological challenges we encounter in our research and development programs or that we will be able to develop commercially feasible products.

GOVERNMENT REGULATION; NO ASSURANCE OF REGULATORY APPROVALS

    The design, manufacturing, labeling, distribution and marketing of our products are subject to extensive and rigorous government regulation in the U.S. and certain other countries where the process of obtaining and maintaining required regulatory clearance or approvals is lengthy, expensive and uncertain. In order for us to market our products in the U.S., we must obtain clearance or approval from the FDA after clinical trials. To date, we have two products which have received FDA approval; however, these were both in the drug delivery business that has since been sold to Ortho-McNeil Pharmaceutical, Inc. For the initial GlucoWatch system, we filed a PMA with the FDA. We anticipate that, if and when enhancements are added and/or manufacturing processes are modified in cost-effective ways, we will file one or more supplements to this PMA. We cannot assure you that these supplements will be approved or that we will not have to file a new PMA for future enhancements and products. The time required for regulatory approval of our products after filing is uncertain. There can be no assurance that problems will not arise that could delay or prevent the commercialization of our products or that the FDA and foreign regulatory agencies will be satisfied with the results of clinical trials or approve the marketing of any products. Moreover, even if regulatory approval is granted, such approval may include significant limitations on indicated uses for which any such products could be marketed.

    A medical device and its manufacturer are subject to continual review after approval, and later discovery of previously unknown problems with a product or the manufacturing process may result in restrictions on such product or the manufacturer, including withdrawal of the product from the market. Failure to comply with applicable regulatory requirements may, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution. In addition, new government regulations may be established that could delay or prevent regulatory approval of our potential products. We are also subject to federal, state and local regulations regarding work place safety, environmental protection and hazardous material controls, among others.

    In order for us to market our products in Europe, Japan and certain other foreign jurisdictions, we and any of our distributors and agents must obtain required regulatory registrations or approvals and otherwise comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. Specifically, certain foreign regulatory bodies have adopted various regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. Failure to receive foreign regulatory approvals could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will obtain any other required regulatory registrations or approvals in such countries or that we will not be required to incur significant costs in obtaining or maintaining such regulatory registrations or approvals. Delays in obtaining any registrations or approvals required to market our products, failure to receive these registrations or approvals, or future loss of previously obtained registrations or approvals could have a material adverse effect on our business, financial condition and results of operations.

    Even if we receive the necessary regulatory approvals for the GlucoWatch system, there can be no assurance that unforeseen problems will not occur in product manufacturing and commercial scale-up or marketing or product distribution. Any such occurrence could significantly delay the commercialization of the GlucoWatch system or prevent its market introduction entirely. Furthermore, even if the GlucoWatch system is successfully developed, the commercial success of the GlucoWatch system will depend on its acceptance in the market as well as on our ability to generate enhanced products.

MANUFACTURING; DEPENDENCE ON THIRD-PARTY SUPPLIERS

    Our GlucoWatch system has not yet been manufactured for commercial sale, and we have no experience manufacturing the volumes that would be necessary for us to achieve significant commercial sales. To successfully commercialize the GlucoWatch system, it will have to be manufactured in compliance with regulatory requirements, in a timely manner and in sufficient quantities while maintaining product performance, quality and acceptable manufacturing costs. There can be no assurance that we will be able to establish and maintain reliable, full-scale manufacturing of the GlucoWatch system at commercially reasonable prices. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving product performance, production yields, quality control and assurance, and shortages of personnel. In addition, manufacturing facilities will be subject to extensive regulations, including international quality standards and other regulatory requirements. Difficulties encountered in manufacturing scale-up or failure by us to implement and maintain manufacturing facilities in accordance with international quality standards or other regulatory requirements could result in a delay or termination of production, which could have a material adverse effect on our business, financial condition and results of operations.

    In the past, we have experienced these problems in scaling up our transdermal drug delivery products for commercial launch. There can be no assurance that similar problems will not be encountered in the future with our new diagnostic devices. In addition, there can be no assurance that we will be able to achieve and maintain product performance, quality and reliability if and when we are able to produce our GlucoWatch system in the quantities required for commercialization, or that the GlucoWatch system can be assembled and manufactured at an acceptable cost.

    The GlucoWatch system will be manufactured from components purchased from outside suppliers, most of which are our single source for such components. In the event we are unable to obtain these components from our suppliers, we will be required to obtain components from alternate suppliers. Any interruption in the supply of GlucoWatch system components could have a material adverse effect on our business, financial condition and results of operations.

    Currently, our facility complies with ISO 9002, EN 46002, and U.S. Quality System Regulations standards. We hold a medical Device Manufacturing License from the California Department of Health Services, Food and Drug Branch. We are currently establishing our AutoSensor and biographer commercial manufacturing operations in two existing third-party facilities, which also comply with applicable regulatory requirements. We cannot, however, assure you that these facilities will maintain compliance with regulatory requirements.

THIRD-PARTY REIMBURSEMENT

    Successful commercialization of certain of our products may depend in part on the availability of reimbursement from third-party healthcare payers, such as private insurance plans and the government. There can be no assurance that such reimbursement will be available. Third-party payers are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic and diagnostic products. There can be no assurance that adequate levels of reimbursement will be available to enable us to achieve market acceptance of the GlucoWatch system or other new products under development or to maintain price levels sufficient to realize an appropriate return on our investment. In certain countries, the period of time needed to obtain such reimbursement can be lengthy. We may delay the launch of our products in certain countries until eligibility for reimbursement is established. This could potentially harm our business, financial condition and results of operations.

CONVERTIBLE DEBT

    In February 1998, we entered into Note Purchase Agreements with certain institutional investors to issue and sell approximately $43.0 million of 4% Senior Subordinated Convertible Notes Due in 2005 ("Notes"). On October 28, 1998, we restructured the Notes. Key provisions in the restructured Notes included the October 1998 repayment of $18.5 million in principal (reducing the principal balance from $43.0 million to $24.5 million), a delay in the convertibility of the majority of the Notes to June 30, 1999 or after, modification of the conversion prices of the Notes, our ability to redeem at par at any time all or part of the new principal amount of the Notes, an increase in the interest rate to 5.5% paid annually on the new principal balance and a change in the final maturity of the Notes to October 1, 2000.

    The restructured Notes, which totaled $24.5 million, were divided into three tranches. The first tranche had an original principal amount of $6.0 million and was fully converted into Common Stock by January 1999 at $3.54 per share. The second tranche also had an original principal amount of $6.0 million and was fully converted into Common Stock on June 30, 1999 at $6.89 per share (such conversion price determined by a market-based formula on February 1, 1999). The third tranche of the restructured Notes had an original principal amount of $12.5 million and could not have been converted into Common Stock until July 1, 1999, at a conversion price that would have been determined based on market-based pricing formulas which contained look-back provisions. Also, under the terms of the restructured Notes, if we issued a call before July 1, 1999 for the redemption of the third tranche, the Note Holders would not be entitled to convert any portion of that tranche. On June 29, 1999, we issued redemption notices for the entire third tranche and, accordingly, the Note Holders were not entitled to convert any portion of that tranche. On July 9, 1999, we paid $12.5 million in principal and $0.4 million in accrued interest to redeem the third tranche. As a result, the remaining unamortized debt issuance costs of $1.1 million were expensed.

    On the date the Notes were restructured (October 28, 1998), the conversion price for the first tranche was below the quoted market price of our Common Stock. Consequently, we computed a beneficial conversion feature by comparing the quoted market price of our Common Stock on that date ($6.06125) to the conversion price of the first tranche ($3.5375) and then by multiplying the difference by the number of shares (1.7 million) into which the first tranche was convertible. The above computation resulted in a total charge of $4.2 million, which was written off as interest expense at the date of restructuring.

    In order to help finance the redemption of the third tranche discussed above, and to provide additional capital, in 1999 we entered into two new financing arrangements: a Convertible Debenture and Warrant Purchase Agreement and a Structured Equity Line Flexible Financing Agreement.

    On June 29, 1999, we entered into a Convertible Debenture and Warrant Purchase Agreement with institutional investors ("Investors") to issue and sell $14.0 million principal amount of 8.5% Convertible Debentures Due June 29, 2004 ("Convertible Debentures"). These Convertible Debentures are convertible into shares of Common Stock at any time at a conversion price of $12.705 per share. We received gross proceeds of $14.0 million from the issuance of the Convertible Debentures and incurred debt issuance costs of $0.5 million. With the mutual agreement of the Investors and us, or if certain trading volume, pricing and other conditions are met, we and/or the Investors will have the right to require the sale to existing Investors of an additional $6.0 million in additional aggregate principal amount of Convertible Debentures in two separate tranches of $3.0 million each (each an "Additional Tranche"), provided that the second Additional Tranche notice date may not be earlier than sixty days after the first Additional Tranche notice date. The conversion price for each Additional Tranche will be the average of the closing bid prices for the ten trading days prior to and including the respective Additional Tranche notice date and the ten trading days subsequent to the respective Additional Tranche notice date ("Additional Closing Price") multiplied by 110%. On September 29, 1999 we received $3.0 million in gross proceeds from the issuance of the first Additional Tranche due September 29, 2004, with a conversion price of $11.8663 (determined by the above market-based formula), and incurred debt issuance costs of $0.1 million. Neither the June 29, 1999 nor the September 29, 1999 Convertible Debentures contained any beneficial conversion features.

    In conjunction with the issuance of Convertible Debentures in June, 1999, and the first Additional Tranche in September 1999, we issued to the debenture holders warrants to purchase approximately 606 thousand shares and 139 thousand shares of Common Stock, at the exercise price of $13.86 per share and $16.18 per share, respectively. Each tranche of warrants had a contractual term of five years from the date of respective grant. At the respective dates of grant, the fair values ascribed to these warrants were approximately $5.0 million and $1.1 million, respectively, based on a Black-Scholes valuation model, and were recorded as debt discount and are being amortized as additional interest expense over the debt term. We recorded amortization of $0.6 million in 1999. As of December 31, 1999, the unamortized fair value amounted to $5.5 million. We will be required to issue warrants if the second Additional Tranche of the Convertible Debentures is sold. Such warrants will be priced at 150% of the respective Additional Closing Price. The number of additional warrants to be issued will be determined by dividing 50% of the respective Additional Tranche by the respective Additional Closing Price.

    We also issued to the placement agent warrants to purchase 50 thousand shares of Common Stock at the exercise price of $13.86 per share. At the date of grant, the fair value ascribed to the warrants was approximately $417 thousand, based on a Black-Scholes valuation model, and that amount was recorded as deferred financing cost and is being amortized as additional interest expense over the debt term. We recorded amortization of $42 thousand in 1999.

    The Convertible Debentures have a stated interest rate of 8.5% and an effective interest rate of 18.20%. The effective interest rate includes a non-cash charge of $6.6 million for the amortization of the implicit value of warrants issued in connection with the Convertible Debentures.

STRUCTURED EQUITY LINE

    On June 30, 1999, we also entered into a Structured Equity Line Flexible Financing Agreement ("Equity Line") with certain institutional investors ("Investors"). The Equity Line is effective for two years ("Commitment Period") and allows us, at our sole discretion, to sell Common Stock with a maximum aggregate issue price of $30.0 million over the Commitment Period. On June 30, 1999, we received net proceeds of approximately $3.8 million, after deducting the issuance costs, from the sale of approximately 346 thousand shares of Common Stock (the "Initial Investment"). The number of shares of Common Stock for the Initial Investment was determined on the basis of the average closing bid price for the ten trading days prior to June 30, 1999 ("Initial Investment Purchase Price"). Under the terms of the Equity Line, over a period of eighty trading days following June 30, 1999 ("Initial Period"), the Investors were required to deliver purchase notices from time to time for the aggregate amount of the Initial Investment ($4.0 million) to purchase shares of our Common Stock. The per-share price for each such purchase notice equaled 98% of the average of the two lowest daily trade prices during the six trading days immediately prior to the respective purchase notice. The number of shares originally issued was subject to an upward adjustment, if required, to match the aggregate number of shares covered by the $4.0 million of purchase notices. We issued an additional 92 thousand shares to reflect the actual purchase prices on the purchase notices.

    On September 29, 1999, we issued 361 thousand shares of Common Stock for $4.0 million ("Additional Investment") pursuant to an amendment to the Equity Line agreement which allowed for an Additional Investment period of 110 days ("Additional Period"). The terms for this Additional Investment are similar to those applied to the Initial Investment, and the number of shares was adjusted upwards at the end of the Additional Period, resulting in the issuance of an additional 92 thousand shares of Common Stock.

    After the Initial Period and the Additional Period, on a monthly basis ("Investment Period"), we can elect, at our sole discretion, to sell up to $1.5 million ("Company Election") in additional shares of Common Stock. In addition to the above and upon our approval, the Investors may also elect to purchase an additional $1.0 million ("Investor Election") of Common Stock in each Investment Period. In each Investment Period in which we elect to sell additional shares, the Investors will from time to time issue purchase notices for the aggregate amount of the Company Election and the Investor Election, if applicable. The per-share price of Common Stock to be sold for each such purchase notice will equal 98% of the average of the two daily low trade prices during the six trading days immediately prior to the respective purchase notice. At the beginning of each Investment Period, we can set a minimum sales price ("Floor Price") for our Common Stock. The Investors may require the aggregate dollar amount of the Company Election and Investor Election for any Investment Period to be less than requested, based on certain market trading volume guidelines. In December 1999, we sold 100 thousand shares of Common Stock for $1.5 million pursuant to the Equity Line. In January 2000, we sold an additional 59 thousand share of Common Stock for $1.0 million pursuant to the Equity Line.

    In conjunction with the Equity Line, in January 2000 we issued five-year warrants to the Investors to purchase 95 thousand shares of Common Stock at $11.51 per share. The price of the warrants will be determined each calendar year and will equal 120% of the weighted average per-share sales price of all shares of Common Stock sold pursuant to the Equity Line that year. The number of shares will equal 1% of the aggregate proceeds received for all shares sold pursuant to the Equity Line during the year. Warrants to purchase a minimum of 120 thousand shares must be issued under the Equity Line and, if at the end of the Commitment Period, warrants to purchase less than 120 thousand shares of Common Stock have been issued, we must issue a warrant to purchase the number of shares equal to the difference, at a price equal to 120% of the average exercise price of all warrants previously issued pursuant to the Equity Line.

PATENTS AND PROPRIETARY RIGHTS

    It is our policy to aggressively protect our investments in technology and marketing by filing patent and trademark applications in the U.S. and key foreign countries. We also rely on trade secrets, know-how, licensing opportunities, and collaborative relationships to develop and maintain our competitive position.

    As of December 1999, and after the sale of substantially all of our drug delivery business assets, including the intellectual property associated therewith, we have seven issued U.S. patents and six issued foreign patents, with approximately sixty additional patent applications pending worldwide. These patents and applications cover various aspects of analyte monitoring, including glucose monitoring systems and represent over twenty patent families. As of December 1999, we have four U.S. trademark registrations, with four U.S. trademark applications pending or published, and about thirty-nine foreign trademark registrations, with approximately twenty-one additional foreign trademark applications pending. Our "GlucoWatch" trademark is registered in the U.S., the European Community, and additional foreign countries.

    Additionally, our GlucoWatch system incorporates technology licensed exclusively to us by The Regents of the University of California. The Regents hold U.S. and foreign patents covering technology for transdermal extraction of glucose and other analytes.

EMPLOYEES

    As of December 31, 1999, we had eighty-four full-time employees. Of this total number of employees, forty-six were engaged in research and development, including process developments; eight in scientific affairs and quality assurance; twenty-three in general administrative; and seven in operations. None of our employees is represented by a labor union. We have experienced no work stoppages and believe our employee relations are good.

    Our success will depend in large part on the continued services of our scientific, managerial and manufacturing personnel. The loss of a significant group of key personnel could have a material adverse effect on us. Our success also depends upon our ability to continue to attract and retain other highly qualified scientific, managerial and manufacturing personnel. Competition for such personnel is intense. In this respect, we compete with numerous pharmaceutical and healthcare companies, as well as universities and nonprofit research organizations. There can be no assurance that we will continue to be able to attract and retain sufficient qualified personnel.

ITEM 2. PROPERTIES

    We lease approximately 92,000 square feet in four buildings. Three buildings are located in Redwood City, California and the fourth is located in Menlo Park, California. The first building, approximately 38,000 square feet, is used by us. The second building, approximately 11,000 square feet, is subleased to The 3DO Company, and this sublease runs concurrent with our main leases through 2003. The third building has approximately 21,000 square feet, and is subleased to Ortho-McNeil Pharmaceutical, Inc., with this sublease also running concurrently with our main leases through 2003. The fourth building, which is located in Menlo Park, has approximately 22,000 square feet, and is currently used by us for storage. The three buildings in Redwood City are leased through 2003, with an option to renew at the then-prevailing market rent through 2008. The facility in Menlo Park is leased over a two-year period ending in October 2001.

    The applicable Cygnus facility complies with ISO 9002, EN 46002, and U.S. Quality System Regulations standards. We hold a medical Device Manufacturing License from the California Department of Health Services, Food and Drug Branch. We are currently establishing our AutoSensor and GlucoWatch biographer commercial manufacturing operations in two existing third-party facilities, which also comply with applicable regulatory requirements.

ITEM 3. LEGAL PROCEEDINGS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    The market price for shares of our Common Stock has been highly volatile. Factors such as the results of clinical trials for our products or products of our competitors, announcements of technological innovations, strategic relationships, new product introductions by us or our competitors, governmental regulation, regulatory approvals or delays, and developments relating to our patent or proprietary rights or those of our competitors, as well as period-to-period fluctuations in financial results, may have a significant impact on the market price of the Common Stock. Additionally, in recent years, the stock market has experienced extreme price and volume fluctuations.

    Our Common Stock trades on the Nasdaq national market tier of the Nasdaq Stock Market-SM- under the symbol "CYGN." The following table sets forth, for the periods indicated, the high and low closing sale prices per share of the Common Stock as reported by the national market.

                                                             HIGH            LOW
                                                          -----------   -------------
1999:
  First Quarter.........................................  $  8 1/4      $  4 1/2
  Second Quarter........................................    13             8 7/32
  Third Quarter.........................................    12 1/2         9 1/4
  Fourth Quarter........................................    19 5/8         8 13/16

                                                             HIGH            LOW
                                                          -----------   -------------
1998:
  First Quarter.........................................  $ 20 5/8      $ 16
  Second Quarter........................................    13 1/2         5 25/32
  Third Quarter.........................................    10 1/4         3 1/16
  Fourth Quarter........................................     6 7/8         2 5/8

    As of December 31, 1999, there were approximately 626 record holders of our Common Stock. We have not paid any cash dividends since our inception and do not expect to pay any cash dividends on our Common Stock in the foreseeable future. In addition, we are precluded from paying any dividends under certain of our financing arrangements.

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data presented below are derived from the audited consolidated financial statements of Cygnus, Inc. The consolidated financial statements as of December 31, 1999 and 1998 and for each of the three years in the three-year period ended December 31, 1999 are included elsewhere herein. The selected financial data as of December 31, 1997, 1996, and 1995 and for each of the years in the two-year period ended December 31, 1996 are derived from audited consolidated financial statements not included herein. We have restated our consolidated statements of operations for the years ended December 31, 1998, 1997, 1996 and 1995 to reflect the results of the drug delivery business as a discontinued operation. The data should be read in conjunction with the consolidated financial statements and related notes, the information set forth under "Management's

Discussion and Analysis of Financial Conditions and Results of Operations" and other financial information included herein.

                                                       YEAR ENDED DECEMBER 31,
                                         ----------------------------------------------------
                                           1999       1998       1997       1996       1995
                                         --------   --------   --------   --------   --------
                                                (IN THOUSANDS, EXCEPT PER-SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS
  DATA:
  Contract revenues....................  $  2,061   $    457   $  2,146   $  2,712   $     --
  Costs and expenses:
    Research and development...........    15,745     25,635     16,198     11,079      3,249
    Marketing, general and
      administrative...................     4,794      8,810      2,205      1,903        309
                                         --------   --------   --------   --------   --------
      Total costs and expenses.........    20,539     34,445     18,403     12,982      3,558
                                         --------   --------   --------   --------   --------
  Loss from operations.................   (18,478)   (33,988)   (16,257)   (10,270)    (3,558)
  Other income and (expense)...........    (3,496)    (6,446)     1,140      1,865        296
                                         --------   --------   --------   --------   --------
  Loss from continuing operations
    before tax.........................   (21,974)   (40,434)   (15,117)    (8,405)    (3,262)
  Provision for tax....................      (200)        --         --         --         --
                                         --------   --------   --------   --------   --------
  Loss from continuing operations......   (22,174)   (40,434)   (15,117)    (8,405)    (3,262)
                                         --------   --------   --------   --------   --------
  Discontinued operations:
    Income/(loss) from operations of
      discontinued segment.............     3,031      1,006    (35,343)    (2,647)    (9,580)
    Gain on disposal of segment........    16,308         --         --         --         --
                                         --------   --------   --------   --------   --------
  Net loss.............................  $ (2,835)  $(39,428)  $(50,460)  $(11,052)  $(12,842)
                                         ========   ========   ========   ========   ========
  Net loss per share from continuing
    operations, basic and diluted......     (0.95)     (2.00)     (0.80)     (0.45)     (0.20)
                                         ========   ========   ========   ========   ========
  Net income/(loss) per share from
    discontinued segment, basic and
    diluted............................      0.83       0.05      (1.87)     (0.15)     (0.59)
                                         ========   ========   ========   ========   ========
  Net income/(loss) per share, basic
    and diluted........................  $  (0.12)  $  (1.95)  $  (2.67)  $  (0.60)  $  (0.79)
                                         ========   ========   ========   ========   ========
  Shares used in computation of net
    loss per share, basic and
    diluted............................    23,354     20,226     18,928     18,544     16,265
                                         ========   ========   ========   ========   ========

                                                           DECEMBER 31,
                                      -------------------------------------------------------
                                        1999        1998        1997        1996       1995
                                      ---------   ---------   ---------   --------   --------
                                                          (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Working capital...................  $  30,111   $  11,542   $   9,941   $ 36,386   $ 38,555
  Total assets......................     46,976      43,454      49,277     68,798     57,854
  Long-term liabilities.............     44,071      60,220      33,234     13,437      8,331
  Accumulated deficit...............   (178,790)   (175,955)   (136,527)   (86,067)   (75,015)
  Stockholders' equity (net capital
    deficiency).....................     (1,204)    (32,767)    (13,800)    31,213     38,252

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES RELATING TO THE FUTURE FINANCIAL PERFORMANCE OF CYGNUS, INC. ("CYGNUS," "THE COMPANY," "WE," "OUR," "US" ), AND ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, STOCKHOLDERS AND INVESTORS SHOULD SPECIFICALLY CONSIDER THE VARIOUS FACTORS IDENTIFIED UNDER THE CAPTION "RISK FACTORS" CONTAINED BELOW IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION, AS WELL AS UNDER BUSINESS ABOVE, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCES OF UNANTICIPATED EVENTS.

GENERAL

    We are engaged in the development and manufacture of diagnostic medical devices, utilizing proprietary technologies to satisfy unmet medical needs cost effectively. Our current efforts are primarily focused on a frequent, automatic and non-invasive glucose monitoring device, the GlucoWatch-Registered Trademark-system, and enhancements thereto. In 1999, we sold substantially all of our drug delivery business to Ortho-McNeil Pharmaceutical, Inc., and chose to focus on glucose monitoring systems. The drug delivery business has been accounted for as a discontinued operation and prior years' financial statements have been restated to report only continuing operations. For us to remain competitive, we will need to develop, in-license or acquire new diagnostic products.

    Our results of operations vary significantly from year to year and have depended on, among other factors, the signing of new product development agreements and the timing of recognizing payment amounts specified thereunder, the timing of recognizing license or distribution fees and cost reimbursement payments made by pharmaceutical licensees, and the demand for our products. The level of revenues in any given period is not necessarily indicative of expected revenues for future periods. In 1999, 97% of our revenues were attributable to one customer. We have incurred net losses each year since our inception and do not believe we will achieve profitability in 2000. At December 31, 1999, our accumulated deficit and net capital deficiency were approximately
$178.8 million and $1.2 million, respectively.

RESULTS OF OPERATIONS:

    The drug delivery business has been accounted for as a discontinued operation and prior years' financial statements have been restated to report only continuing operations. As a result no product revenues, royalty revenues or costs of products sold have been reflected in our financial statements.

COMPARISON FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

    CONTRACT REVENUES for the year ended December 31, 1999 were $2.1 million, compared to the $0.5 million for the year ended December 31, 1998. Contract revenues primarily reflect the amortization of previously deferred and additional milestone payments relating to the GlucoWatch system. The increase in contract revenue was primarily due to the amortization of an additional milestone payment received in 1999.

    In 1996, we entered into a collaboration agreement with Yamanouchi Pharmaceutical Co., Ltd. for the commercialization of the GlucoWatch biographer in Japan and Korea. Cygnus is eligible to receive milestone payments prior to commercialization and to receive a percentage of the product's future commercial success in Japan and Korea.

    In September 1999, we were awarded a six-month Phase I Small Business Innovative Research Grant for "High Performance Biosensor Electrode Materials" from the National Institute of Diabetes and Digestive and Kidney Diseases division of the NIH in the amount of $0.1 million. We are using the funding to investigate advancements in biosensor materials used for glucose detection and measurement, potentially to include in future versions of the GlucoWatch system. Revenue is recognized as reimbursable expenses are incurred.

    Contract revenues, if any, are expected to fluctuate from quarter to quarter and from year to year, and future contract revenues, if any, cannot be reasonably predicted. The contributing factors to achieving contract revenues include, but are not limited to, future successes in finalizing new collaborative agreements, achievement of milestones under our current contract, and strategic decisions on self-funding certain projects. We are unable to predict to what extent the termination of any existing contracts or new collaborative agreements, if any, will impact overall contract revenues in 2000 and subsequent future periods.

    RESEARCH AND DEVELOPMENT EXPENSES for the year ended December 31, 1999 were $15.7 million, compared to $25.6 million for the year ended December 31, 1998. This decrease reflects a reduction in clinical studies and development expenditures associated with the GlucoWatch system. Research, development and clinical activities primarily included support and development for the glucose monitoring program. We anticipate that the development of new products and technologies, along with additional clinical trials, will result in an increase in our overall research and development expenses in 2000.

    MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES for the year ended
December 31, 1999 were $4.8 million, compared to $8.8 million for the year ended December 31, 1998. The decrease was primarily due to reduced compensation and market research expenses. We expect that marketing, general and administrative expenses will increase in 2000 as we plan for possible regulatory approval and commercialization of our GlucoWatch system.

    INTEREST INCOME (EXPENSE), NET OF INTEREST AND OTHER EXPENSE for the year ended December 31, 1999 was ($3.5) million, compared to ($6.4) million for the year ended December 31, 1998. The decrease was due primarily to the recording in 1998 of the (i) $4.2 million non-cash costs of the beneficial conversion feature associated with the October 1998 restructuring of the 4% Senior Subordinated Convertible Notes and (ii) write-off of the previously deferred debt issuance cost of $1.0 million, in conjunction with the partial repayment of the Senior Subordinated Convertible Notes, offset by a net arbitration settlement with Pharmacia & Upjohn from which Cygnus received $2.7 million.

    INCOME FROM OPERATIONS OF DISCONTINUED SEGMENT for the year ended
December 31, 1999 was $3.0 million, compared to $1.0 million for the year ended December 31, 1998. The increase was due primarily to a decrease in overall segment expenses.

    DISCONTINUED OPERATIONS. On December 15, 1999, we completed the sale of substantially all the assets of our drug delivery business to Ortho-McNeil Pharmaceutical, Inc. Total revenues and net income on the discontinued operations were $12.3 million and $3.0 million, respectively, for the year ended December 31, 1999. We also recorded a gain of $16.3 million on the disposal of the segment.

COMPARISON FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

    CONTRACT REVENUES for the year ended December 31, 1998 were $0.5 million, compared to the $2.1 million for the year ended December 31, 1997. Contract revenues primarily reflected the amortization of previously deferred milestone payments relating to our GlucoWatch system. The decrease in contract revenue was primarily attributable to the decrease in amortization of these milestone payments.

    RESEARCH AND DEVELOPMENT EXPENSES for the year ended December 31, 1998 were $25.6 million, compared to $16.2 million for the year ended December 31, 1997. The increase in research and development expenses for the year ended
December 31, 1998 was primarily due to the increased costs associated with the GlucoWatch biographer and the AutoSensor in the following areas: material, design and scale-up for development efforts, and material and outside charges for the accelerated level of clinical activities. Research and development and clinical activities primarily included support and development for the glucose monitoring program.

    MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES for the year ended
December 31, 1998 were $8.8 million, compared to $2.2 million for the year ended December 31, 1997. The increase was primarily due to increased sales and marketing expenses related to the GlucoWatch system, in particular marketing research expenses.

    INTEREST INCOME (EXPENSE), NET OF INTEREST AND OTHER EXPENSE for the year ended December 31, 1998 was ($6.4) million, compared to $1.1 million for the year ended December 31, 1997. The decrease was due primarily to the $4.2 million non-cash costs of the beneficial conversion feature associated with the October 1998 restructuring of the 4% Senior Subordinated Convertible Notes, the interest expense associated with the subordinated convertible debt, the amortization of the financing fees related to this debt and the interest related to the additional long-term debt incurred in the second quarter of 1998.

    INCOME/(LOSS) FROM OPERATIONS OF DISCONTINUED SEGMENT for the year ended December 31, 1998 was a profit of $1.0 million, compared to a loss of ($35.3) million for the year ended December 31, 1997.

The change was due primarily to a non-recurring arbitration settlement expense with Sanofi of $39.7 million.

LIQUIDITY AND CAPITAL RESOURCES

    Cash, cash equivalents and investment balances as of December 31, 1999 totaled $38.9 million, representing an increase of $10.1 million from the total as of December 31, 1998. As of December 31, 1999, we had a negative net worth of $1.2 million.

    Through December 1999, we have received net proceeds of approximately $104.5 million from public offerings of our Common Stock.

    Through December 1999, we financed approximately $11.1 million of manufacturing and research equipment under capital loan and lease arrangements. Borrowings under those arrangements are secured by specific Cygnus assets.

    We have an outstanding bank loan with Silicon Valley Bank that requires monthly principal and interest payments through November 2001, in addition to compliance with various financial covenants. As of December 31, 1999 there was $5.6 million outstanding under this agreement. Borrowings under this agreement are secured by specific Cygnus assets.

    In February 1998, we entered into Note Purchase Agreements with institutional investors to issue and sell approximately $43.0 million of 4% Senior Subordinated Convertible Notes Due 2005 (the "Notes"). On October 28, 1998, we restructured the Notes. Key provisions in the restructured Notes include the October 1998 repayment of $18.5 million in principal (reducing the principal balance from $43.0 million to $24.5 million), a delay in the convertibility of the majority of the Notes to September 30, 1999, modification of conversion prices of the Notes, our ability to redeem at par at any time all or part of the new principal amount of the Notes, an increase in the interest rate to 5.5% paid annually on the new principal balance and a change in the final maturity of the Notes to October 1, 2000. Through June 30, 1999,
$6.0 million was converted into Common Stock at a price of $3.54 per share and $6.0 million was converted into Common Stock at a price of $6.89 per share. The remaining $12.5 million and accrued interest was redeemed in July 1999.

    In June 1999, we entered into a Convertible Debenture and Warrant Purchase Agreement with institutional investors to issue and sell up to $20 million principal amount of 8.5% five-year Convertible Debentures. In June 1999, we issued $14.0 million principal amount of 8.5% Convertible Debentures Due
June 29, 2004 at par. On September 29, 1999 we issued $3.0 principal amount of 8.5% Convertible Debentures due September 29, 2004 at par.

    On June 30, 1999, we also entered into a Structured Equity Line Flexible Financing Agreement. The Equity Line is effective for two years and allows us, at our sole discretion, to sell shares of our Common Stock with a maximum aggregate sales price of up to $30.0 million. On June 30, 1999 we received
$4.0 million from the sale of a total of 438 thousand shares of Common Stock under the Equity Line. On September 29, 1999, we received an additional
$4.0 million in exchange for a total of 453 thousand shares of Common Stock pursuant to the Equity Line agreement. In December 1999, we sold 100 thousand shares of Common Stock for $1.5 million. In January 2000, we sold an additional 59 thousand shares of Common Stock for $1.0 million pursuant to the Equity Line. (See Note 9 in the "Notes to Consolidated Financial Statements" in this report.)

    In addition to the cash received from the offerings, issuance of Notes, Equity Line, equipment lease and short-term working capital financing, we have financed our operations primarily through revenues and interest income.

    Net cash used in operating activities for the year ended December 31, 1999 was $17.9 million, compared with net cash used of $42.5 million for year ended December 31, 1998. Cash used in operating activities during the year ended December 31, 1999 was primarily due to the net loss from continuing operations of $22.2 million, and decreases in deferred compensation and other liabilities of $4.4 million, offset by a decrease in deferred compensation, prepaid expenses and other assets of $4.4 million and accounts receivable of $0.8 million; depreciation and amortization of 1.9 million; and debt issuance and financing costs and debt discount of $1.7 million. Cash used in operating activities during the year ended December 31, 1998 was primarily due to our net loss of $39.4 million and a $14.0 million cash payment made in January 1998 to Sanofi under the terms of the arbitration settlement; offset by the non-cash beneficial conversion costs of $4.2 million associated with the October 1998 restructuring of the Notes, an increase in accounts payable and other accrued liabilities of $2.3 million, depreciation and amortization of $1.9 million, and amortization of debt issuance and financing costs and debt discount of $1.6 million.

    The current level of cash used in operating activities is not necessarily indicative of the level of future cash usage. We expect an increase in operating cash usage for 2000.

    Net cash provided by investing activities of $24.8 million for the year ended December 31, 1999 resulted primarily from the receipt of $20.0 million from the sale of the drug delivery business, net sales of investments of $8.3 million, offset by capital expenditures of $2.7 million and a contract termination fee of $0.8 million in conjunction with disposal of the drug delivery segment. Net cash used in investing activities of $7.6 million for the year ended December 31, 1998 resulted primarily from net purchases of investments of $4.2 million and capital expenditures of $3.4 million.

    Net cash provided by financing activities of $11.6 million for the year ended December 31, 1999 includes, as mentioned above, net proceeds of $16.4 million and $9.2 million from the June 1999 and September 1999 issuance of 8.5% Convertible Debentures and from the sale of Common Stock under the Equity Line, respectively, and additional stock proceeds of $5.7 million, offset by the July 1999 redemption of Senior Subordinated Convertible Notes of $12.5 million, and long-term debt and capital lease repayments of $5.3 million and $1.9 million, respectively. Net cash provided by financing activities of $39.7 million for the year ended December 31, 1998 includes, as mentioned above, net proceeds of $40.4 million and $13.3 million from our February 1998 issuance of Senior Subordinated Convertible Notes and from a direct public offering of our Common Stock, respectively; additional stock proceeds of $0.9 million and $6.1 million from the issuance of long-term debt, offset by a subordinated debt principal repayment of $18.5 million, and long-term debt and capital lease repayments of $2.0 million and $0.5 million, respectively.

    Our long-term capital expenditure requirements will depend upon numerous factors, including the progress of our research and development programs, the time required to obtain regulatory approvals, the resources that we devote to the development of self-funded products, proprietary manufacturing methods and advanced technologies, our ability to obtain additional licensing arrangements and to manufacture products under those arrangements, the additional expenditures to support the manufacture of new products, if and when approved, and possible acquisitions of products, technologies and companies. As we evaluate the progress of our development projects, in particular the GlucoWatch system and our enhanced glucose monitoring products in development, our commercialization plans and the lead time to set up manufacturing capabilities, we may commence long-term planning for another manufacturing site. Nevertheless, we believe that such long-term planning will not result in any material impact on cash flows and liquidity for the next twelve months.

    Based upon current expectations for operating losses and projected short-term capital expenditures, we believe that existing unrestricted cash, cash equivalents and investments of $38.9 million as of December 31, 1999, when coupled with cash from revenues and other funding, such as from potential product funding collaborations or from public financings (including debt or equity financings) and earnings from investments, will be sufficient to meet our operating expenses, debt servicing and repayments and capital expenditure requirements at least through December 31, 2000. However, there can be no assurance that we will not require additional financing, depending upon future business strategies, manufacturing and commercialization efforts, results of clinical trials and management decisions to accelerate certain research and development programs and other factors.

    INCOME TAXES. We recorded a $0.2 million income tax provision consisting entirely of foreign withholding taxes for the year ended December 31, 1999. As of December 31, 1999, we had federal net operating loss and research and development tax credit carryforwards of approximately $152.6 million and $3.7 million, respectively. We had state net operating loss and tax credit carryforwards of approximately $36.5 million and $3.1 million, respectively. These carryforwards will expire at various dates beginning in 2000. Because of the "change in ownership" provisions of the Internal Revenue Code, a substantial portion of our net operating loss and tax credit carryforwards may be subject to annual limitations. The annual limitations may result in the expiration of the net operating losses and tax credits before utilization.

IMPACT OF YEAR 2000

    In prior years, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believe these systems successfully responded to the Year 2000 date change. We expensed approximately $150 thousand during 1999 in connection with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

RISK FACTORS

    We wish to caution stockholders and investors that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results for 1999 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of Cygnus. The statements under this caption are intended to serve as cautionary statements within the meaning of the Private Securities Litigation

Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose.

OUR PRODUCT PIPELINE IS SEVERELY LIMITED.

    With the sale of the majority of the drug delivery business assets to Ortho-McNeil Pharmaceutical, Inc., and the termination of the remaining drug delivery projects, we are now exclusively focused on diagnostic medical devices, initially on a line of frequent, automatic and non-invasive glucose monitoring devices. There is an inherent risk in not having a broad base of products in development and we cannot assure you that we will be successful with this narrow line of products.

WE MAY NOT RECEIVE FDA APPROVAL ON OUR PRODUCTS.

    Although the FDA's Clinical Chemistry and Toxicology Devices Panel of the Medical Devices Advisory Committee has recommended the GlucoWatch biographer for approval for sale with three conditions, there can be no assurance that we can meet these conditions or, if we can, that the recommendation of the Advisory Committee will convince the FDA to approve the product. Additionally, there can be no assurance that the FDA will approve the GlucoWatch biographer on the same terms, if at all. Furthermore, as we seek regulatory approval for enhancements and possible manufacturing changes through the PMA supplement process, there can be assurances that such supplements will be approved or that one or more new PMAs will not need to be filed.

    Even if we receive the necessary regulatory approvals for the GlucoWatch system, there can be no assurance that unforeseen problems will not occur in product manufacturing and commercial scale-up or marketing or product distribution. Any such occurrence could significantly delay the commercialization of the GlucoWatch system or prevent its market introduction entirely. Furthermore, even if the GlucoWatch system is successfully developed, the commercial success of the GlucoWatch system will depend on its acceptance in the market.

WE HAVE LIMITED MARKETING, DISTRIBUTION, MANUFACTURING AND SALES EXPERIENCE.

    We have limited experience marketing, distributing, manufacturing or selling medical device products. To successfully market, distribute, manufacture and sell the GlucoWatch system or our other glucose monitoring products under development, we must either develop a more extensive marketing, distributing, manufacturing and sales force or enter into arrangements with third parties to market, distribute, manufacture and sell our products. We cannot assure you that we will be able to successfully develop a more extensive marketing, distributing, manufacturing and sales force or that we will enter into acceptable marketing, distributing, manufacturing and sales agreements with third parties. If we maintain our own marketing, distributing, manufacturing and sales capabilities, we will compete with other companies that have experienced and well-funded marketing, distributing, manufacturing and sales operations. If we enter into a marketing arrangement with a third party, any revenues we receive will depend on the third party, and we will likely have to pay a sales commission or similar amount. We may be unable to successfully commercialize our products.

WE CANNOT PREDICT THE MARKET ACCEPTANCE OF OUR PRODUCTS.

    We are focusing our efforts predominantly on a line of frequent, automatic, and non-invasive glucose monitoring devices. No one can predict market acceptance or penetration of such products, given that they are entirely different from any glucose diagnostic product currently on the market. There is a risk in introducing a very new type of product in a market of established finger stick glucose monitors, and we cannot assure you that our products will be accepted or to what degree. Additionally, some of our competitors have announced, and others may be developing, new, frequent, automatic, and non-invasive (or minimally invasive, semi-invasive or less-invasive) glucose monitoring devices. We cannot predict what impact introduction of competing products will have on our market sales.

WE DEPEND ON PROPRIETARY TECHNOLOGY.

    Our success depends in large part on our ability to obtain patent protection for our products, preserve our trade secrets and operate without infringing upon the proprietary rights of others, both in the U.S. and abroad. Since currently patent applications in the U.S. are maintained in secrecy until issuance, and publication of discoveries in the scientific or patent literature tends to lag behind actual discovery by several months, we cannot be certain that we were the first to file our patent applications or that we will not infringe upon third-party patents. We cannot assure you that any patents will be issued or upheld with respect to any of our patent applications or that any patents will provide competitive advantages for our products or will not be challenged or circumvented by our competitors. We also rely on trade secrets and proprietary know-how that we seek to protect, in part, by confidentiality agreements with our licensees, employees and consultants. We cannot assure you that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently developed by our competitors. Any litigation, in the U.S. or abroad, as well as foreign opposition and/or domestic interference proceedings, could result in substantial expense to us and significant diversion of effort by our technical and management personnel. We may resort to litigation to enforce our patents or protect trade secrets or know-how, as well as to defend against infringement charges. A negative determination in such proceedings could subject us to significant liabilities or require us to seek licenses from third parties. Although patent and intellectual property disputes in the pharmaceutical product area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot assure you that necessary licenses would be available to us on satisfactory terms, if at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling certain of our products, and could materially adversely affect us.

WE FACE INTENSE COMPETITION.

    The medical device industry in general, and the market in which we expect to offer the GlucoWatch system in particular, is intensely competitive. Even if we successfully develop the GlucoWatch system, we will compete with other providers of personal glucose monitors. A number of our competitors are currently marketing traditional glucose monitors. These monitors are widely accepted in the healthcare industry and have long histories of accuracy and effective use. Furthermore, a number of companies have announced that they are developing products that permit less painful or painless, as well as continual or continuous, glucose monitoring. Accordingly, we expect competition to increase. Many of our competitors have substantially greater resources than we do and have greater name recognition and lengthier operating histories in the healthcare industry. We cannot assure you that we will be able to compete effectively against our competitors. Additionally, we cannot assure you that the GlucoWatch system or our other enhanced products under development will replace any currently used devices or systems. Furthermore, we cannot assure you that our competitors will not succeed in developing, even before we develop and commercialize the GlucoWatch system or our other enhanced products under development, devices and technologies that permit more-efficient and less-expensive glucose monitoring devices. Pharmaceutical or other healthcare companies may also develop therapeutic drugs, treatments or other products that will substantially reduce the prevalence of diabetes or otherwise render our products obsolete.

THIRD PARTIES MAY NOT REIMBURSE PATIENTS, HOSPITALS AND PHYSICIANS FOR THE COSTS OF MEDICAL DEVICES.

    Successful commercialization of certain of our products may depend in part on the availability of reimbursement from third-party healthcare payers, such as private insurance plans and the government. There can be no assurance that such reimbursement will be available. Third-party payers are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic and diagnostic products. There can be no assurance that adequate levels of reimbursement will be available to enable us to achieve market acceptance of the GlucoWatch system or other new products under development or to maintain price levels sufficient to realize an appropriate return on our investment. In certain international countries, the period of time needed to obtain such reimbursement can be lengthy. We may delay the launch of our products in certain countries until eligibility for reimbursement is established. This could potentially harm our business, financial condition and results of operations.

WE HAVE INCURRED SUBSTANTIAL LOSSES, HAVE A HISTORY OF OPERATING LOSSES, HAVE AN ACCUMULATED DEFICIT AND EXPECT CONTINUED OPERATING LOSSES.

    We reported a net loss from continuing operations of $22.2 million for the year ended December 31, 1999 and have experienced annual operating losses since our inception. We expect to continue to incur operating losses at least until we have significant sales, if we ever do, of the GlucoWatch system. We cannot assure you that we will generate significant revenues or achieve profitability. We do not have experience in manufacturing, marketing or selling our medical device products. Our future development efforts may not result in commercially viable products. We may fail in our efforts to introduce our products or to obtain required regulatory clearances. Our products may never gain market acceptance, and we may never generate revenues or achieve profitability. Our revenues to date have been derived primarily from product development and licensing fees related to our products under development, and manufacturing and royalty revenues from our discontinued operations, including
Nicotrol-Registered Trademark- (Pharmacia AB, Stockholm, Sweden) nicotine patch and the Fempatch-Registered Trademark- (Warner-Lambert Co., Morris Plains, New Jersey) system. As a result of the sale of our drug delivery business, we will no longer receive manufacturing revenue or royalty payments from the Nicotrol patch or the Fempatch system. If we obtain regulatory approvals, we expect that a substantial portion of our future revenues will be derived from sales of the GlucoWatch system and other diagnostic products currently under development.

WE ARE HIGHLY LEVERAGED AND MAY BE UNABLE TO SERVICE OUR DEBT.

    As of December 31, 1999, we had indebtedness of approximately
$47.0 million. The degree to which we are leveraged could materially adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations depends upon our future performance, which will depend upon financial, business and other factors, many of which are beyond our control. Although we believe our cash flows will be adequate to meet our interest payments, we cannot assure you that we will continue to generate cash flows in the future sufficient to cover our fixed charges or to permit us to satisfy any redemption obligations pursuant to our indebtedness. If we cannot generate cash flows in the future sufficient to cover our fixed charges or to permit us to satisfy any redemption obligations pursuant to our indebtedness, and we cannot borrow sufficient funds either under our credit facilities or from other sources, we may need to refinance all or a portion of our existing debt, to sell all or a portion of our assets, or to sell equity securities. There is no assurance that we could successfully refinance, sell our assets or sell equity securities, or, if we could, we cannot give any assurance as to the amount of proceeds we could realize. In the event of insolvency, bankruptcy, liquidation, reorganization, dissolution or winding-up of our business or upon default or acceleration relating to our debt obligations, our assets will first be available to pay the amounts due under our debt obligations. Holders of Common Stock would only receive the assets remaining, if any, after payment of all indebtedness and Preferred Stock.

WE MAY NEED ADDITIONAL FINANCING AND IT MAY NOT BE AVAILABLE.

    In order to continue to develop our diagnostic products, we will require substantial resources to conduct research and development and clinical trials necessary to bring our products to market and to establish production and marketing capabilities. We may seek additional funding through public or private financings, including debt or equity financings. We may also seek other arrangements, including collaborative arrangements. Any additional equity financings may dilute the holdings of current stockholders. Debt financing, if available, may restrict our ability to issue dividends in the future and take other actions. We may not be able to obtain adequate funds when we need them from financial markets or arrangements with corporate partners or other sources. Even if funds are available, they may not be on acceptable terms. If we cannot obtain sufficient additional funds, we may have to delay, scale back or eliminate some or all of our research and product development programs or license or sell products or technologies that we would otherwise seek to develop ourselves. We believe that our existing cash, cash equivalents and investments, plus cash from revenues, other fundings such as potential product funding collaborations or financings, and earnings from investments, will suffice to meet our operating expenses, debt servicing and repayments and capital expenditure requirements at least through the end of the year 2000. The amounts and timing of future expenditures will depend on progress of ongoing research and development, results of clinical trials, rates at which operating losses are incurred, executing possible development and licensing agreements with corporate partners, developing our products, manufacturing scale-up for the GlucoWatch system, the FDA regulatory process, and several other factors, many of which are beyond our control.

WE DEPEND ON LICENSEES, DISTRIBUTORS AND COLLABORATIVE ARRANGEMENTS.

    Our strategy to develop, clinically test, obtain regulatory approval for, manufacture and commercialize our products depends, in large part, upon our ability to selectively enter into and maintain collaborative arrangements with third-party partners, distributors, licensees, and other such parties. If we commercialize our GlucoWatch system, we will depend upon Yamanouchi Pharmaceutical Co., Ltd. to market and distribute the GlucoWatch system in Japan and Korea. We do not have any marketing or distribution agreements for the GlucoWatch system other than the Yamanouchi collaboration. One of our priorities is to establish an alliance or alliances for the commercialization of the GlucoWatch system in North America and Europe. The purpose of such an alliance or alliances is for us to secure certain commercialization functions, such as distribution, sales and customer service. We are in discussions with several companies regarding this objective. Some of the companies are international in scope and would provide the requisite commercialization functions worldwide. Other companies focus on certain geographies and/or certain commercialization functions. The potential signing of a worldwide commercialization agreement may or may not coincide with the launch of our GlucoWatch system, assuming we receive FDA approval. We are evaluating out-sourced capabilities for a U.S. launch without a worldwide commercialization alliance. There can be no assurance that we will be able to enter into a commercialization alliance or alliances or that we will be able to out-source certain commercialization capabilities for launch without a worldwide commercialization alliance in place. We cannot assure you that such third parties will not, for competitive reasons, support, directly or indirectly, a company or product that competes with one of our products. Furthermore, any dispute between us and such a third party might require us to initiate or defend against expensive litigation or arbitration proceedings. If one of our partners, distributors or licensees terminates an arrangement, cannot fund or otherwise satisfy its obligations under its arrangements, or significantly disputes or breaches a contractual commitment, then we would likely be required to seek an alternative partner, distributor, or licensee. We cannot assure you that we would be able to reach agreement with a replacement third party. If we were unable to find a replacement third party, we might not be able to perform or fund the activities of the current partner, distributor or licensee. Even if we were able to perform and fund these activities, our capital requirements would increase substantially. Additionally, we may choose to self-fund certain research and development projects in order to exploit our technologies. If these activities result in a commercial product, they will help our long-term operating results but will negatively affect our short-term operating results. Furthermore, as discussed above, we have limited marketing, manufacturing, distribution and sales experience.

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS.

    The design, development, manufacture and use of our medical products involve an inherent risk of product liability claims and associated adverse publicity. Producers of medical products may face substantial liability for damages in the event of product failure or allegations that the product caused harm. We currently maintain product liability insurance, but it is expensive and difficult to obtain and may not be available in the future on acceptable terms. We cannot assure you that we will not be subject to product liability claims, that our current insurance would cover any claims, or that adequate insurance will continue to be available on acceptable terms in the future. In the event we are held liable for damages in excess of the limits of our insurance coverage, or if any claim or product recall creates significant adverse publicity, our business, financial condition and results of operations could be materially adversely affected.

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

OUR CERTIFICATE OF INCORPORATION AND BYLAWS HAVE ANTI-TAKEOVER PROVISIONS.

    Our Restated Certificate of Incorporation and Bylaws contain several provisions that may make the acquisition of control of Cygnus more difficult or expensive. The Certificate of Incorporation and Bylaws, among other things:
(i) provide that directors may be removed only for cause and only upon the affirmative vote of the holders of at least a majority of the outstanding shares of voting stock entitled to vote for such directors, (ii) permit the remaining directors (but not the stockholders, unless the directors so resolve) to fill vacancies and newly created directorships on the Board, (iii) eliminate the ability of stockholders to act by written consent and (iv) require the vote of stockholders holding at least 66 2/3% of the outstanding shares of voting stock to amend, alter or repeal the Bylaws and certain provisions of the Restated Certificate of Incorporation, including the provisions described in (i) through
(iv).

    Such provisions may make the removal of incumbent directors more difficult and time-consuming and may have the effect of discouraging a tender offer or other takeover attempt not previously approved by the Board of Directors. Under the Restated Certificate of Incorporation, the Board of Directors also has the authority to issue shares of Preferred Stock in one or more series and to fix the powers, preferences and rights of any such series without stockholder approval. The Board of Directors could, therefore, issue, without stockholder approval, Preferred Stock with voting and other rights that could adversely affect the voting power of the holders of Common Stock and could make it more difficult for a third party to gain control of Cygnus. In addition, we have adopted a Stockholder Rights Plan which, under certain circumstances, would significantly dilute the equity interest of persons seeking to acquire control over us without the prior approval of the Board of Directors.

OUR STOCK PRICE IS VOLATILE.

    The trading price of our Common Stock substantially fluctuates in response to factors such as, but not limited to: announcements by us or our competitors of results of regulatory approval filings or clinical trials or testing, developments or disputes governing proprietary rights, technological innovations or new commercial products, government regulatory action, and general conditions in the medical technology industry, changes in securities analysts' recommendations, or other events or factors, many of which are beyond our control. In addition, the stock market in general has experienced extreme price and volume fluctuations in recent years that have particularly affected the market prices of many medical technology companies, unrelated to the operating performance of these companies. Fluctuations or decreases in the trading price of our Common Stock may adversely affect the market for our Common Stock. In the past, following periods of volatility in the market price for a company's securities, securities class action litigation often has been instituted. Such litigation could result in substantial costs and a diversion of management attention and resources, which could have a material adverse effect on our business, financial condition and operating results.

WE DO NOT PAY DIVIDENDS.

    We have never declared or paid cash dividends on our Common Stock. Our current bank term loan precludes us from paying dividends to stockholders. We currently intend to retain any earnings for use in our business and therefore do not anticipate paying any dividends in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk.

    We mitigate default risk by investing in only the highest credit quality securities. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

    We have no cash flow exposure due to rate changes for our $17.0 million Convertible Debentures, our $0.7 million equipment loans, and our $6.0 million convertible promissory note related to the Sanofi arbitration settlement, which all have fixed rates. We also have no cash flow exposure due to the rate change for certain long-term portions of our Sanofi arbitration obligations, as such obligations are not interest-bearing. We do have cash flow exposure on our $5.6 million bank term loan due to its variable interest rate (prime plus 1.0%). We primarily enter into debt obligations to support general corporate purposes, including capital expenditures and working capital needs.

    Because we do not have any assets or liabilities in foreign currencies, we have no risk from exchange rate changes.

    The table below presents principal amounts and related weighted-average interest rates by year of maturity for our investment portfolio and debt obligations.

                                                                                                                   FAIR
                                                 2000       2001       2002       2003       2004      TOTAL      VALUE
(DOLLARS IN THOUSANDS)                         --------   --------   --------   --------   --------   --------   --------
ASSETS:
  Cash equivalents
    Fixed....................................  $ 6,842         --         --         --         --    $ 6,842    $ 6,842
    Average rate.............................     6.15%        --         --         --         --       6.15%        --
    Variable rate............................  $20,744         --         --         --         --    $20,744    $20,744
    Average rate.............................     4.71%        --         --         --         --       4.71%        --
  Short-term investments
    Fixed....................................  $10,239         --         --         --         --    $10,239    $10,215
    Average rate.............................     6.40%        --         --         --         --       6.40%        --
  Total investments
    Securities...............................  $37,825         --         --         --         --    $37,825    $37,801
    Average rate.............................     5.42%        --         --         --         --       5.42%        --
LIABILITIES:
Total long-term debt, including current
  portion
  Senior Subordinated
    Convertible Notes........................       --         --         --         --    $17,000    $17,000    $17,000
    Fixed....................................       --         --         --         --        8.5%       8.5%        --
  Other
    Fixed....................................  $   535     $6,151         --         --         --    $ 6,686    $ 6,686
    Average rate.............................     9.11%      6.56%        --         --         --       6.76%        --
    Variable rate............................  $ 2,708     $2,938         --         --         --    $ 5,646    $ 5,646
    Average rate.............................     8.75%      8.75%        --         --         --       8.75%        --

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements for the years ended December 31, 1999, 1998 and 1997 are incorporated herein by reference and submitted as a separate section of this Form 10-K. (See Item 14.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company, who serve at the discretion of the Board of Directors, are as follows, in alphabetical order:

NAME                           AGE                              TITLE
----                         --------   -----------------------------------------------------
Neil R. Ackerman, Ph.D.....     56      Senior Vice President, Research & Development and
                                          Scientific Affairs

Craig W. Carlson...........     52      Chief Financial Officer and Senior Vice President,
                                        Finance

John C Hodgman.............     46      Chairman of the Board, President and Chief Executive
                                          Officer

Barbara G. McClung.........     45      Senior Vice President, General Counsel and Secretary

    DR. ACKERMAN joined Cygnus in May of 1994 as Vice President, Research & Development. In September 1998, Dr. Ackerman was promoted to Senior Vice President, Research & Development and Scientific Affairs. From January 1997 to September 1998, Dr. Ackerman served as Senior Vice President, Research & Development. From 1990 to May 1994, Dr. Ackerman served as Vice President of Research and Development for Glycomed, leading its discovery efforts focused on cardiovascular and inflammatory diseases. From 1982 to 1990, he was Research Director, Cancer and Inflammatory Diseases with DuPont Pharmaceuticals, responsible for leading a 100-person staff that had the objective of discovering therapeutics for cancer, inflammatory and immune-based diseases. Prior to that he was employed by Syntex Corporation and Pfizer, Inc. in research and management capacities. Dr. Ackerman received B.S. and Ph.D. degrees from the University of Maryland and completed a post-doctoral fellowship at Stanford University.

    MR. CARLSON was appointed Chief Financial Officer effective December 8, 1998, with responsibilities for the Finance, Information Technology and Corporate Communications functions at Cygnus. He joined Cygnus in July 1993 as Vice President, Corporate Communications, became Vice President, Strategic Planning and Corporate Marketing, then assumed responsibility for the Finance and Information Technologies functions in 1997 as Senior Vice President, Finance. From 1988 to July 1993, he was Vice President and Group Director at Young & Rubicam Advertising in San Francisco. Prior to that, Mr. Carlson was Vice President of Campbell-Mithun Advertising. He holds a B.A. from Union College and an M.B.A. from Stanford University.

    MR. HODGMAN was appointed Chairman of the Board effective July 9, 1999 and has served as President and Chief Executive Officer since August 1998. From May 1995 to August 1998, Mr. Hodgman served as President, Cygnus Diagnostics, for which he was responsible for all commercialization efforts for the GlucoWatch biographer, and as Chief Financial Officer. Mr. Hodgman joined Cygnus in August 1994 as Vice President, Finance and Chief Financial Officer. Prior to joining Cygnus, Mr. Hodgman served as Vice President of Operations and Finance and Chief Financial Officer for Central Point Software, a personal computer and networking software company. Prior to that, he was the Vice President of Finance and Administration and Chief Financial Officer of Ateq Corporation. Mr. Hodgman holds a B.S. degree from Brigham Young University and an M.B.A. from the University of Utah.

    MS. McCLUNG joined Cygnus in January 1998 as Vice President, Intellectual Property. In August 1998, Ms. McClung was promoted to Vice President and General Counsel. In December 1998, Ms. McClung was promoted to Senior Vice President, General Counsel and Secretary, and also assumed responsibilities for the Human Resources function shortly thereafter. From August 1990 to January 1998, she was Corporate Patent Counsel at Chiron Corporation, a biotechnology company. Prior to that she was Patent Counsel at DuPont. She is a member of the California, Delaware, and Pennsylvania bars, as well as being a registered patent attorney before the U.S. Patent and Trademark Office. Ms. McClung received a J.D. from the University of Pennsylvania Law School, as well as a B.A. from the University of California, San Diego, and an M.A. from the University of Pennsylvania.

    Additionally, we incorporate by reference the information concerning our directors set forth under the heading "Proposal One--Re-election of Directors" in our definitive Proxy Statement to be filed pursuant to Regulation 14A for our 2000 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

    We incorporate by reference the information set forth under the heading "Executive Compensation and Other Information" in our definitive Proxy Statement to be filed pursuant to Regulation 14A for our 2000 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    We incorporate by reference the information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement to be filed pursuant to Regulation 14A for our 2000 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    We incorporate by reference the information set forth under the headings "Proposal One--Re-election of Directors" and "Executive Compensation and Other Information" in our definitive Proxy Statement to be filed pursuant to Regulation 14A for our 2000 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.1) FINANCIAL STATEMENTS AND REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

                                                                      PAGE
                                                                    --------
      Report of Ernst & Young LLP, Independent Auditors...........    F-3
      Consolidated Balance Sheets as of December 31, 1999 and
        1998......................................................    F-4
      Consolidated Statements of Operations for the years ended
        December 31, 1999, 1998 and 1997..........................    F-5
      Consolidated Statements of Stockholders' Net Capital
        Deficiency for the years ended December 31, 1999, 1998 and
        1997......................................................    F-6
      Consolidated Statements of Cash Flows for the years ended
        December 31, 1999, 1998 and 1997..........................    F-7
      Notes to Consolidated Financial Statements..................    F-8

A.2) FINANCIAL STATEMENT SCHEDULE

    All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

B)  REPORTS ON FORM 8-K

    We have recently filed the following Current Reports on Form 8-K.

    On February 18, 2000, we filed an Amendment No. 1 to Current Report on Form 8-K, reporting under Item 2 that we completed the sale of substantially all of our drug delivery business assets to Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson company, for up to $75 million in cash.

    On December 30, 1999, we filed a Current Report on Form 8-K, reporting under
Item 2 that we completed the sale of substantially all of our drug delivery business assets to Ortho-McNeil Pharmaceutical, Inc. for up to $75 million in cash.

    On December 13, 1999, we filed a Current Report on Form 8-K, reporting under
Item 5: (i) that we received a CE Certificate for the GlucoWatch system, which is required for selling products in the European Community; (ii) that our Premarket Approval application (PMA) for the GlucoWatch system received a unanimous recommendation for approval with conditions by the Food and Drug Administration's (FDA) Clinical Chemistry and Clinical Toxicology Devises Panel of the Medical Devices Advisor Committee; and (iii) a copy of our condensed consolidated balance sheet and pro forma condensed consolidated statements of income to illustrate the effect of the sale of substantially all of our drug delivery business assets to Ortho-McNeil Pharmaceutical, Inc.

    On November 22, 1999, we filed a Current Report on Form 8-K, reporting under
Item 5 that we signed a binding agreement to sell substantially all of the assets of our drug delivery business to Ortho-McNeil Pharmaceutical, Inc.

    On November 4, 1999, we filed a Current Report on Form 8-K, reporting under
Item 5 that the FDA had scheduled December 6, 1999 as the date for an advisory committee review of our PMA for the GlucoWatch system.

C)  EXHIBITS

    The following exhibits are filed herewith or incorporated by reference:

         3.01           Bylaws of the Registrant, as amended, incorporated by
                          reference to Exhibit 3.3 of the Registrant's Registration
                          Statement Form S-1 No. 33-38363.

         3.02           Restated Articles of Incorporation of the Registrant, as
                          amended to date, incorporated by reference to Exhibit 3.4
                          of the Registrant's Registration Statement Form S-1 No.
                          33-38363.

         4.01           Specimen of Common Stock certificate of the Registrant,
                          incorporated by reference to Exhibit 4.1 of the
                          Registrant's Registration Statement Form S-1 No. 33-38363.

         4.02           Form of Senior Indenture incorporated herein by reference to
                          Exhibit 4.1 filed with the Company's Registration
                          Statement on Form S-3 (File No. 33-39275) declared
                          effective by the Securities and Exchange Commission on
                          November 12, 1997 (the November 1997 Form S-3).

         4.03           Form of Subordinated Indenture incorporated herein by
                          reference to Exhibit 4.2 filed with the Company's
                          November 1997 Form S-3.

         4.04           Form of Senior Debt Security (included in Exhibit 4.1)
                          incorporated herein by reference to Exhibit 4.3 filed with the Company's November 1997 Form S-3.

         4.05           Form of Subordinated Debt Security (included in
                          Exhibit 4.2) incorporated herein by reference to
                          Exhibit 4.4 filed with the Company's November 1997
                          Form S-3.

         4.06           First Supplemental Indenture dated as of February 2, 1998 by and between Cygnus, Inc. and State Street Bank and Trust
                          Company of California, N.A. Incorporated by reference to
                          Exhibit 4.5 of the Company's Form 8-K dated February 4,
                          1998.

         4.07           Second Supplemental Indenture, dated as of October 28, 1998, by and between Cygnus, Inc. and State Street Bank and
                          Trust Company of California, N.A., to the Indenture dated
                          as of February 3, 1998 and the First Supplemental
                          Indenture dated as of February 3, 1998, incorporated by
                          reference to Exhibit 4.8 of the Company's Form 8-K filed
                          on October 30, 1998.

         4.08           Amended and Restated Rights Agreement dated October 27, 1998 between the Company and ChaseMellon Shareholder Services,
                          L.L.C. (the Rights Agent successor to Chemical Trust),
                          which includes the Certificate of Determination for the
                          Series A Junior Participating Preferred Stock as
                          Exhibit A, the form of Right Certificate as Exhibit B and
                          the Summary of Rights to purchase Preferred Shares as
                          Exhibit C, incorporated by reference to Exhibit 99.2 of
                          the Registrant's Form 8A/A filed on December 14, 1998,
                          Registration No. 0-19962.

         4.09           Registration Rights Agreement dated June 30, 1999 between
                          the Registrant and Cripple Creek Securities, LLC., incorporated by reference to Exhibit 4.11 of the Registrant's Form 10-Q for the quarter ended June 30,
                          1999.

         4.10           Registration Rights Agreement dated June 29, 1999 between
                          the Registrant and the listed investors on Schedule I
                          thereto, incorporated by reference to Exhibit 4.12 of the
                          Registrant's Form 10-Q for the quarter ended June 30,
                          1999.

        10.001          Ten-year Industrial Net Lease Agreement (Building No. 2)
                          dated September 27, 1988 between the Registrant and
                          Seaport Centre Venture Phase I, incorporated by reference
                          to Exhibit 10.26 of the Registrant's Form S-1 Registration
                          Statement No. 33-38363.

        10.002          Ten-year Industrial Net Lease Agreement (Building No. 8)
                          dated September 27, 1988 between the Registrant and
                          Seaport Centre Venture Phase I, incorporated by reference
                          to Exhibit 10.27 of the Registrant's Form S-1 Registration
                          Statement No. 33-38363.

        10.003          Lease Agreement dated as of October 15, 1991 between the
                          Registrant and Lincoln Menlo Associates Limited, a
                          California Limited Partnership, incorporated by reference
                          to Exhibit 10.34 of the Registrant's Form S-1 Registration
                          Statement No. 33-45180.

        10.004          First Amendment to Ten-year Industrial Net Lease Agreement
                          (Building No. 2) dated June 9, 1998 between the Registrant and Metropolitan Life Insurance Company, a New York
                          corporation (predecessor in interest to Seaport Centre
                          Venture Phase I), incorporated by reference to
                          Exhibit 10.29 of the Registrant's Form 10-K for the period ending December 31, 1998.

        10.005          Third Amendment to Ten-year Industrial Net Lease Agreement
                          (Building No. 8) dated June 9, 1998 between the Registrant and Metropolitan Life Insurance Company, a New York
                          corporation (predecessor in interest to Seaport Centre
                          Venture Phase I), incorporated by reference to
                          Exhibit 10.29 of the Registrant's Form 10-K for the period ending December 31, 1998.

        10.006          Sublease Agreement dated February 19, 1999 between the
                          Registrant and The 3DO Company, incorporated by reference
                          to Exhibit 10.39 of the Registrant's Form 10-Q for the
                          period ending March 31, 1999.

        10.007          Amendment No. 4 Lease Extension dated July 20, 1999 between the Registrant and Lincoln Menlo Associates Limited, a
                          California Limited Partnership, incorporated by reference
                          to Exhibit 10.44 of the Registrant's Form 10-Q for the
                          period ending March 31, 1999.

        10.008          Sublease dated December 15, 1999 between the Registrant and
                          Ortho-McNeil Pharmaceutical, Inc.

        10.009          through 10.099 Reserved.

        10.101          Structured Equity Line Flexible Financing Agreement, dated
                          June 30, 1999 between the Registrant and Cripple Creek
                          Securities, LLC, incorporated by referenced to Exhibit 1 of the Registrant's Form 8-K filed on July 2, 1999.

        10.102          Convertible Debenture and Warrant Purchase Agreement dated
                          June 29, 1999 between the Registrant and the listed
                          investors on Schedule I thereto, incorporated by reference to Exhibit 10.41 of the Registrant's Form 10-Q for the
                          quarter ended June 30, 1999.

        10.103          Form of 8.5% Convertible Debenture Due June 29, 2004,
                          incorporated by reference to Exhibit 10.42 of the Registrant's Form 10-Q for the quarter ended June 30,
                          1999.

        10.104          Form of Common Stock Purchase Warrant, incorporated by
                          reference to Exhibit 10.43 of the Registrant's Form 10-Q for the quarter ended June 30, 1999.

        10.105          Amendment No. 1 to Structured Equity Line Flexible Financing
                          Agreement, dated September 29, 1999 between the Registrant and Cripple Creek Securities, LLC, incorporated by
                          reference to Exhibit 1.1 of the Registrant's Form 8-K
                          filed on October 7, 1999.

        10.106          Form of Note Purchase Agreement dated as of February 2, 1998 between Cygnus, Inc. and certain institutional investors.
                          Incorporated by reference to Exhibit 10.28 of the
                          Company's Form 8-K dated February 4, 1998.

        10.107          Form Common Stock Purchase Agreement dated February 2, 1998 between Cygnus, Inc. and certain institutional investors.
                          Incorporated by reverence to exhibit 10.29 of the
                          Company's Form 8-K dated February 4, 1998.

        10.108          Amended and Restated Loan and Security Agreement between the
                          Registrant and Silicon Valley Bank entered into as of
                          April 30, 1998, incorporated by reference to exhibit 10.45 of the Company's Form 10-Q for the quarter ended
                          September 30, 1998.

        10.109          through 10.199 Reserved.

       *10.201          Product Supply and Distribution Agreement between the
                          Registrant and Yamanouchi Pharmaceutical Co., Ltd., dated
                          as of July 14, 1996 Incorporated by reference to exhibit
                          10.1 of the Company's Form 10-Q for the quarter ended
                          June 30, 1996.

       *10.202          Product Supply Agreement between the Registrant and Contract
                          Manufacturing, Inc. dated July 15, 1997.

       *10.203          Supply Agreement dated June 19, 1998 between the Registrant and E.I. du Pont de Nemours & Co., a Delaware corporation, incorporated by reference to Exhibit .10.34 of
                          Registrant's Form 10-K for period ending December 31,
                          1998.

       *10.204          Detection of Analytes Product Development and License
                          Agreement dated June 19, 1998 between the Registrant and
                          E.I. du Pont de Nemours & Co., a Delaware corporation,
                          incorporated by reference to Exhibit 10.35 of Registrant's
                          Form 10-K for period ending December 31, 1998.

       *10.205          Supply Agreement between the Registrant and Key Tronic
                          Corporation dated December 1, 1999.

       *10.206          Supply Agreement between the Registrant and Hydrogel Design
                          Systems, Inc. dated December 31, 1999.

        10.207          through 10.299 Reserved.

       *10.301          Exclusive License Agreement between the Registrant and The
                          Regents of the University of California dated January 31,
                          1995.

       *10.302          License Agreement Amendment between the Registrant and The
                          Regents of the University of California dated April 23,
                          1998.

        10.303          through 10.399 Reserved.

       *10.401          Asset Purchase Agreement dated November 17, 1999 between the
                          Registrant and Ortho-McNeil Pharmaceutical, Inc.,
                          incorporated by reference to Exhibit 10.49 of Registrant's
                          Form 8-K filed December 30, 1999.

        10.402          through 10.499 Reserved

        10.501          Cygnus, Inc. 1999 Stock Incentive Plan (As Amended and
                          Restated March 1, 2000)

        10.502          Cygnus, Inc. Amended 1991 Employee Stock Purchase Plan (As
                          Amended and Restated March 1, 2000).

        10.503          Form of Indemnification Agreement for Directors and
                          Officers, incorporated by reference to Exhibit 10.29 of the Registrant's Form S-1 Registration Statement No.
                          33-38363.

        10.504          Form of Agreement (Termination of Employment Without
                          Cause--Officers) between the Company and each of the Executive officers, incorporated by reference to
                          Exhibit 10.46 of the Company's Form 10-Q for the period ended September 30, 1998.

        10.505          Form of Agreement (Change of Control) between the Company
                          and each of the Executive officers, incorporated by
                          reference to Exhibit 10.47 of the Company's Form 10-Q for
                          the period ended September 30, 1998.

        10.506          Form of Special Addendum to Stock Option Agreement
                          (Termination of Employment Without Cause--Officers),
                          incorporated by reference to Exhibit 99.4 of the Company's
                          Form S-8 Registration Statement No. 333-67331, filed
                          November 16, 1998.

        10.507          Form of Special Addendum to Stock Option Agreement
                          (Termination of Employment Without Cause--Key Employee),
                          incorporated by reference to Exhibit 99.5 of the Company's
                          Form S-8 Registration Statement No. 333-67331, filed
                          November 16, 1998.

        10.508          Form of Special Addendum to Stock Option Agreement (Change
                          in Control), incorporated by reference to Exhibit 99.3 of
                          the Company's Form S-8 Registration Statement No.
                          333-67331, filed November 16, 1998.

        10.509          Written Compensation Agreement dated August 28, 1998 between
                          Registrant and Andre F. Marion, incorporated by reference
                          to Exhibit 99.7 of the Company's Form S-8 Registration
                          Statement No. 333-67331, filed November 16, 1998.

        10.510          Stock Option Agreement between Registrant and Andre F.
                          Marion, incorporated by reference to Exhibit 99.8 of the Company's Form S-8 Registration Statement No. 333-67331, filed November 16.1998.

        25.1            Power of Attorney (see page 40)

        27.0            Financial Data Schedule

------------------------

* A confidential treatment request has been applied for or granted with respect to a portion of this document.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March, 2000.

                                                       CYGNUS, INC.

                                                       By:           /s/ JOHN C HODGMAN
                                                            ------------------------------------
                                                                       John C Hodgman
                                                                CHAIRMAN, PRESIDENT AND CHIEF
                                                                EXECUTIVE OFFICER (PRINCIPAL
                                                                     EXECUTIVE OFFICER)

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John C Hodgman attorney-in-fact for the undersigned, with the power of substitution, for the undersigned in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his/her name.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                  TITLE                 DATE
                      ---------                                  -----                 ----
                                                       Chairman of the Board of
                 /s/ JOHN C HODGMAN                      Directors, President
     -------------------------------------------         and Chief Executive
                   John C Hodgman                        Officer (Principal
                                                         Executive Officer)       March 22, 2000

                                                       Chief Financial Officer
                /s/ CRAIG W. CARLSON                     and Senior Vice
     -------------------------------------------         President, Finance
                  Craig W. Carlson                       (Principal Accounting
                                                         Officer)                 March 22, 2000

                 /s/ ANDRE F. MARION
     -------------------------------------------       Vice Chairman of the
                   Andre F. Marion                       Board of Directors       March 22, 2000

                  /s/ FRANK T. CARY
     -------------------------------------------       Director
                    Frank T. Cary                                                 March 22, 2000

                /s/ RICHARD G. ROGERS
     -------------------------------------------       Director
                  Richard G. Rogers                                               March 22, 2000

                /s/ WALTER B. WRISTON
     -------------------------------------------       Director
                  Walter B. Wriston                                               March 22, 2000

                                  CYGNUS, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                      WITH

                         REPORT OF INDEPENDENT AUDITORS

                                  CYGNUS, INC.
                       CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                    CONTENTS

Report of Ernst & Young LLP, Independent Auditors...........    F-3

Audited Consolidated Financial Statements:

Consolidated Balance Sheets.................................    F-4
Consolidated Statements of Operations.......................    F-5
Consolidated Statements of Shareholders' Net Capital
  Deficiency................................................    F-6
Consolidated Statements of Cash Flows.......................    F-7
Notes to Consolidated Financial Statements..................    F-8

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Cygnus, Inc.

    We have audited the accompanying consolidated balance sheets of Cygnus, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (net capital deficiency) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of Cygnus' management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cygnus, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                           /s/ ERNST & YOUNG LLP

Palo Alto, California
January 28, 2000

                                  CYGNUS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
ASSETS:
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  28,677   $  10,219
  Short-term investments....................................     10,215      14,982
  Trade accounts receivable, net of allowance ($123 in
    1998)...................................................         62         876
  Inventories...............................................         --         771
  Prepaid expenses and other current assets.................        498         510
  Current portion of employee notes receivable..............        162         185
  Current portion of unamortized deferred financing cost....        201          --
                                                              ---------   ---------
      Total current assets..................................     39,815      27,543
EQUIPMENT AND IMPROVEMENTS:
  Office and laboratory equipment...........................      7,856      14,421
  Leasehold improvements....................................        426       1,304
  Construction in progress..................................      4,417       3,816
                                                              ---------   ---------
                                                                 12,699      19,541
  Less accumulated depreciation and amortization............     (6,610)    (13,077)
                                                              ---------   ---------
      Net equipment and improvements........................      6,089       6,464
  Long-term investments.....................................         --       3,622
  Long-term portion of employee notes receivable............        201         286
  Deferred compensation and other assets....................        162       4,451
  Unamortized portion of deferred financing cost............        709       1,088
                                                              ---------   ---------
      Total Assets..........................................  $  46,976   $  43,454
                                                              =========   =========

LIABILITIES AND NET CAPITAL DEFICIENCY:
CURRENT LIABILITIES:
  Accounts payable..........................................  $   1,884   $   2,585
  Amounts payable to related parties........................         --       1,043
  Accrued clinical trials expenses..........................        118         831
  Accrued compensation......................................      2,919       4,593
  Other accrued liabilities.................................        640       1,939
  Current portion of deferred revenue.......................        900       1,153
  Current portion of long-term debt.........................      3,243       3,415
  Current portion of capital lease obligations..............         --         442
                                                              ---------   ---------
      Total current liabilities.............................      9,704      16,001
Arbitration obligation......................................     23,000      24,158
Long-term portion of debt...................................      3,088       8,252
Long-term portion of capital lease obligations..............         --         581
Senior Subordinated Convertible Notes.......................         --      22,563
Convertible Debentures, net of discount of $5,595 in 1999...     12,084          --
Deferred compensation and other long-term liabilities.......        304       4,666
STOCKHOLDERS' NET CAPITAL DEFICIENCY:
  Preferred stock, $0.001 par value: 5,000 shares
    authorized; no shares issued and outstanding............         --          --
  Common Stock, $0.001 par value: 55,000 and 40,000 shares
    authorized; Issued and outstanding: 25,411 and 20,886
    shares at December 31, 1999 and 1998, respectively......         25          21
  Additional paid-in-capital................................    177,576     143,155
  Accumulated deficit.......................................   (178,790)   (175,955)
  Accumulated other comprehensive income/(loss).............        (15)         12
                                                              ---------   ---------
  Net capital deficiency....................................     (1,204)    (32,767)
                                                              ---------   ---------
    Total liabilities and stockholders' net capital
     deficiency.............................................  $  46,976   $  43,454
                                                              =========   =========

                            See accompanying notes.

                                  CYGNUS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                               YEARS ENDED DECEMBER 31,
                                                            ------------------------------
                                                              1999       1998       1997
                                                            --------   --------   --------
CONTRACT REVENUES.........................................  $  2,061   $    457   $  2,146
COSTS AND EXPENSES:
  Research and development................................    15,745     25,635     16,198
  Marketing, general and administrative...................     4,794      8,810      2,205
                                                            --------   --------   --------
    TOTAL COSTS AND EXPENSES..............................    20,539     34,445     18,403
LOSS FROM OPERATIONS......................................   (18,478)  $(33,988)   (16,257)
  Interest and other income...............................       194      3,284      2,989
  Interest and other expense..............................    (3,690)    (9,730)    (1,849)
                                                            --------   --------   --------
LOSS FROM CONTINUING OPERATIONS BEFORE TAX................   (21,974)   (40,434)   (15,117)
Provision for tax.........................................      (200)        --         --
                                                            --------   --------   --------
LOSS FROM CONTINUING OPERATIONS...........................   (22,174)   (40,434)   (15,117)
DISCONTINUED OPERATIONS:
  Income/(loss) from operations of discontinued segment...     3,031      1,006    (35,343)
  Gain on disposal of segment.............................    16,308         --         --
                                                            --------   --------   --------
NET LOSS..................................................  $ (2,835)  $(39,428)  $(50,460)
                                                            ========   ========   ========
NET LOSS PER SHARE FROM CONTINUING OPERATIONS, BASIC AND
  DILUTED.................................................  $  (0.95)  $  (2.00)  $  (0.80)
                                                            ========   ========   ========
NET INCOME/(LOSS) PER SHARE FROM DISCONTINUED SEGMENT,
  BASIC AND DILUTED.......................................  $   0.83       0.05   $  (1.87)
                                                            ========   ========   ========
NET LOSS PER SHARE, BASIC AND DILUTED.....................  $  (0.12)  $  (1.95)  $  (2.67)
                                                            ========   ========   ========
SHARES USED IN COMPUTATION OF NET LOSS PER SHARE, BASIC
  AND DILUTED.............................................    23,354     20,226     18,928
                                                            ========   ========   ========

                            See accompanying notes.

                                  CYGNUS, INC.

        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' NET CAPTIAL DEFICIENCY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                 (IN THOUSANDS)

                                                                                          ACCUMULATED         TOTAL
                                                             ADDITIONAL                      OTHER        STOCKHOLDERS'
                                                   COMMON     PAID-IN-    ACCUMULATED    COMPREHENSIVE     NET CAPITAL
                                                   STOCK      CAPITAL       DEFICIT      INCOME/(LOSS)     DEFICIENCY
                                                  --------   ----------   ------------   --------------   -------------
BALANCE, DECEMBER 31, 1996......................    $18       $117,266     $ (86,067)         $ (4)         $ 31,213
Issuance of 322 shares of Common Stock under the
  Employee Stock Option Plan and Employee Stock
  Purchase Plan.................................      1          2,918            --            --             2,919
Issuance of 255 shares of Common Stock through
  exercise of warrant...........................     --          2,525            --            --             2,525
  Net loss......................................     --             --       (50,460)           --           (50,460)
  Unrealized gain on available-for-sale
    securities..................................     --             --            --             3                 3
                                                                                                            --------
  Net comprehensive loss........................     --             --            --            --           (50,457)
                                                    ---       --------     ---------          ----          --------
BALANCE, DECEMBER 31, 1997......................    $19       $122,709     $(136,527)         $ (1)         $(13,800)
                                                    ===       ========     =========          ====          ========
Issuance of 144 shares of Common Stock under the
  Employee Stock Option Plan and Employee Stock
  Purchase Plan.................................    $--       $    892     $      --          $ --          $    892
Issuance of 906 shares of Common Stock in fourth
  public offering, net of issuance costs........      1         13,326            --            --            13,327
Issuance of 565 shares arising upon conversion
  of the Senior Subordinated Note...............      1          1,998            --            --             1,999
Additional paid-in capital arising from the
  beneficial conversion feature in connection
  with the restructuring of the Senior
  Subordinated Notes............................     --          4,230            --            --             4,230
  Net loss......................................     --             --       (39,428)           --           (39,428)
  Unrealized gain on available-for-sale
    securities..................................     --             --            --            13                13
                                                                                                            --------
  Net comprehensive loss........................     --             --            --            --           (39,415)
                                                    ---       --------     ---------          ----          --------
BALANCE, DECEMBER 31, 1998......................    $21       $143,155     $(175,955)         $ 12          $(32,767)
                                                    ===       ========     =========          ====          ========
Issuance of 1,103 shares of Common Stock under
  the Employee Stock Incentive Plan and Employee
  Stock Purchase Plan...........................    $ 1       $  6,694     $      --          $ --          $  6,695
Issuance of 259 shares of Common Stock for
  services rendered.............................     --            864            --            --               864
Stock-based compensation........................     --            378            --            --               378
Issuance of 991 shares of Common Stock pursuant
  to the Equity Line Agreement, net of issuance
  costs.........................................      1          9,117            --            --             9,118
Issuance of 120 shares of Common Stock upon
  exercise of warrant...........................     --            531            --            --               531
Issuance of 2,053 shares upon conversion of the
  Senior Subordinated Note......................      2         10,265            --            --            10,267
Issuance of warrants in connection with the
  Convertible Debentures........................     --          6,572            --            --             6,572
  Net loss......................................     --             --        (2,835)           --            (2,835)
  Unrealized loss on available-for-sale
    securities..................................     --             --            --           (27)              (27)
                                                                                                            --------
  Net comprehensive loss........................     --             --            --            --            (2,862)
                                                    ---       --------     ---------          ----          --------
BALANCE, DECEMBER 31, 1999......................    $25       $177,576     $(178,790)         $(15)         $ (1,204)
                                                    ===       ========     =========          ====          ========

                            See accompanying notes.

                                  CYGNUS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $ (2,835)  $(39,428)  $(50,460)
Adjustments to reconcile net loss to net cash (used
  in)/provided by operating activities:
  Depreciation..............................................     1,850      1,665      1,971
  Amortization..............................................        12        256        768
  Loss on write-down of equipment...........................        --         --      1,350
  Beneficial conversion feature of restructured Notes.......                4,230         --
  Amortization of debt issuance and financing costs and debt
    discount................................................     1,743      1,561         --
  Stock-based compensation..................................       378         --         --
  Gain on disposal of segment...............................   (16,308)        --         --
Change in operating assets and liabilities:
  Trade accounts receivables................................       814      1,163      5,719
  Inventories...............................................       771        153      1,407
  Deferred compensation, prepaid expenses and other
    assets..................................................     4,409      1,454     (3,201)
  Other.....................................................        77       (125)      (133)
  Accounts payable and other accrued liabilities............    (3,351)     2,316     (2,432)
  Accrued compensation......................................       317      1,295        121
  Deferred revenue..........................................      (253)    (1,881)   (10,445)
  Arbitration liability.....................................    (1,157)   (15,005)    39,223
  Deferred compensation and other liabilities...............    (4,362)      (178)     1,494
                                                              --------   --------   --------
    Net cash used in operating activities...................   (17,895)   (42,524)   (14,618)
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures........................................    (2,725)    (3,365)    (3,095)
Proceeds from disposal of segment...........................    20,000         --         --
Contract termination fee in conjunction with disposal of
  segment...................................................      (750)        --         --
Purchases of investments....................................   (11,301)   (48,314)   (30,148)
Maturity and sale of investments............................    19,574     44,073     32,408
                                                              --------   --------   --------
    Net cash provided by/(used) in investing activities.....    24,798     (7,606)      (835)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock....................................    14,926     14,219      5,444
Net proceeds from the issuance of Senior Subordinated
  Convertible Notes.........................................        --     40,351         --
Net proceeds from the issuance of Convertible Debentures....    16,407         --         --
Proceeds from issuance of long-term debt....................        --      6,110      1,331
Principal payments of Senior Subordinated Convertible
  Notes.....................................................   (12,500)   (18,500)        --
Principal payments of long-term debt........................    (5,335)    (2,023)    (2,486)
Payments of capital lease obligations.......................    (1,943)      (477)    (1,315)
                                                              --------   --------   --------
    Net cash provided by financing activities...............    11,555     39,680      2,974
                                                              --------   --------   --------
Net increase/(decrease) in cash and cash equivalents........    18,458    (10,450)   (12,479)
Cash and cash equivalents at beginning of year..............    10,219     20,669     33,148
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $ 28,677   $ 10,219   $ 20,669
                                                              ========   ========   ========

                            See accompanying notes.

                                  CYGNUS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

NOTE 1: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    Cygnus was incorporated in California in 1985 and was merged into a Delaware corporation in September 1995. We are engaged in the development and manufacture of diagnostic systems, utilizing proprietary technologies to satisfy unmet medical needs cost effectively. Our current efforts are primarily focused on a frequent, automatic and non-invasive glucose monitoring device, the GlucoWatch biographer, and enhancements thereto.

CONSOLIDATION

    The consolidated financial statements include the accounts of Cygnus and its wholly-owned subsidiaries after elimination of all material inter-company balances and transactions. Cygnus' subsidiaries were inactive in 1999, 1998 and 1997, and were dissolved effective February 21, 2000.

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FINANCIAL PRESENTATION

    Certain prior-year amounts have been reclassified to conform to the current year's presentation.

DISCONTINUED OPERATIONS

    On December 15, 1999, we completed the sale of substantially all of our drug delivery business segment assets to Ortho-McNeil, except for certain assets with a net book value of $505 thousand of which assets with a net book value of $205 thousand were written off prior to year end.

    We have restated our consolidated statements of operations for the years ended December 31, 1998 and 1997 to reflect the results of the drug delivery business as a discontinued operation, in accordance with Accounting Principles Board Opinion No. 30 (APB 30).

REVENUE RECOGNITION

    Our contract revenues include up-front and interim milestone payments from development contracts. The amortization of the initial fees and interim milestone payments is based on the total person hours expended to date by project, as compared to the estimated total project person hours

                                  CYGNUS, INC.

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

required, a manner similar to the percentage of completion methodology. Due the nature of the projects we have undertaken, revenue recognized using our current policy approximates the revenue that would be recognized using a straight-line basis. However, contract revenues are not always aligned with the timing of related expenses. To date, research and development expenses generally have exceeded contract revenues in any particular period. Deferred revenue includes the portion of up-front and interim milestone payments received on research, development and distribution agreements which have been deferred and will be recognized over the related development period in relation to efforts expended under the agreement.

CUSTOMER CONCENTRATION

    One customer provided 97% of the 1999 contract revenues. In 1998 this customer provided 40% of our contract revenues and in 1997 this customer provided 69% of our contract revenues. Another customer provided zero percent (0%) of our 1999 contract revenues, 60% of our 1998 contract revenues, and 31% of our 1997 contract revenues. No other customer provided more than 10% of contract revenues during the three years ended December 31, 1999.

RESEARCH AND DEVELOPMENT

    Research and development expenses are expensed as incurred.

INVENTORIES

    The December 31, 1998 net inventory consisted primarily of raw materials and was stated at the lower of cost (first-in, first-out method) or market, after appropriate consideration was given to obsolescence and inventory in excess of anticipated future demand.

EQUIPMENT AND IMPROVEMENTS

    Equipment and improvements are recorded at the lower of cost or net realizable value. Depreciation of equipment is computed on a straight-line basis over the estimated useful lives of eighteen months to sixty months. Leasehold improvements and assets recorded under capital leases are amortized using the straight-line method over the shorter of the estimated useful life of the assets or the term of the leases. No depreciation charge is computed on assets under construction.

ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE
  DISPOSED OF

    The Financial Accounting Standards Board Statement of Financial Accounting Standards, No. 121 (FAS 121), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," prescribes the accounting for the impairment of long-lived assets, such as property, plant, equipment, and intangible assets, as well as the accounting for long-lived assets that are held

                                  CYGNUS, INC.

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

for disposal. We review property, plant, equipment, and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of its carrying amount to the future net cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment is recognized and is measured as the amount by which the carrying amount of the asset exceeds the present value of the future net cash flows. In December 1999, as part of the disposal of the drug delivery business segment, we recorded a charge of $205 thousand. No charge was incurred during 1998. During 1997, we recorded a charge of $1.3 million relating to the write-off of certain leasehold improvements resulting from the decision to coordinate research and development facilities into existing space. This amount was included in research and development expenses in the consolidated statement of operations for 1997.

DEFERRED COMPENSATION

    In 1995, we adopted a non-qualified deferred compensation plan. The plan was intended to be unfunded and was maintained primarily for the purpose of providing deferred compensation for a select group of management. As of December 31, 1999 and 1998, other long-term assets and other long-term liabilities related to the plan, which included both contributions and net investment earnings, amounted to $0.0 million and $4.3 million, respectively. These investments were directed by the participants. In January 1999, we terminated the plan and the plan assets were distributed to participants in the first quarter of 1999.

NET LOSS PER SHARE

    Basic and diluted net loss per share is computed using the weighted average number of shares of Common Stock outstanding. Shares issuable from stock options, warrants and Convertible Debentures outstanding are excluded from the diluted-earnings-per-share computation, as their effect is anti-dilutive.

ACCOUNTING FOR STOCK-BASED COMPENSATION

    Under Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation"(FAS 123), stock-based compensation expense to employees is measured using either the intrinsic-value method as prescribed by Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), or the fair-value method described in FAS 123. We have elected to follow APB 25 and related interpretations in accounting for our employee stock options and disclose only the pro forma impact of the fair value method on net income and earnings per share. (See Note 4, "Stockholders' Equity.")

                                  CYGNUS, INC.

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 requires all derivative instruments to be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and, if so, the type of hedge transaction. In June 1999, the FASB issued FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" (FAS
137), which amends FAS 133 to be effective for all fiscal years beginning after June 15, 2000 (or January 1, 2001 for Cygnus). We do not currently expect that adoption of FAS 137 will have a material impact on our financial position or results of operations.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    We consider all highly liquid investments with a maturity from the date of purchase of three months or less to be cash equivalents. We invest our excess cash in high credit quality, highly liquid instruments. These investments have included Treasury Notes, Federal Agency Securities, Auction Rate Certificates, Auction Rate Preferred Stock, and Commercial Paper.

    We consider all short-term investments as available-for-sale. As such, short-term investments are carried at estimated fair value with related unrealized gains and losses included in stockholders' net capital deficiency. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

DEFERRED FINANCING COSTS

    Deferred financing costs relate to costs incurred in connection with debt financing that are amortized over the term of the related debt.

                                  CYGNUS, INC.

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

NOTE 2: FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following is a summary of cash equivalents and investments as of December 31, 1999 and 1998:

                                                                GROSS        GROSS      ESTIMATED
                                                              UNREALIZED   UNREALIZED     FAIR
                                                     COST       GAINS        LOSSES       VALUE
                                                   --------   ----------   ----------   ---------
AS OF DECEMBER 31, 1999:
Cash Equivalents:
  Money Market Fund..............................  $20,744        $--         $ --       $20,744
  Certificate of Deposit.........................      871         --           --           871
  Short-term Corporate Note/Commercial Paper, due
    in less than ninety days.....................    5,971         --           --         5,971
                                                   -------        ---         ----       -------
    Total Cash Equivalents.......................  $27,586        $--         $ --       $27,586
                                                   =======        ===         ====       =======
Short-Term Investments:
  Federal Agency Securities......................  $ 3,819        $--         $(15)      $ 3,804
  Auction Rate Certificates......................    6,411         --           --         6,411
                                                   -------        ---         ----       -------
    Total Short-Term Investments.................  $10,230        $--         $(15)      $10,215
                                                   =======        ===         ====       =======
AS OF DECEMBER 31, 1998:
Cash Equivalents:
  Money Market Fund..............................  $ 3,961        $--         $ --       $ 3,961
  Certificate of Deposit.........................    4,000         --           --         4,000
  Federal Agency Security, due in less than
    ninety days..................................    1,305         --           --         1,305
                                                   -------        ---         ----       -------
    Total Cash Equivalents.......................  $ 9,266        $--         $ --       $ 9,266
                                                   =======        ===         ====       =======
Short-Term Investments:
  Federal Agency Securities......................    2,290          3           --         2,293
  Auction Rate Certificates......................   11,049         --           --        11,049
  Corporate Notes................................    1,640         --           --         1,640
                                                   -------        ---         ----       -------
    Total Short-Term Investments.................  $14,979        $ 3         $ --       $14,982
                                                   =======        ===         ====       =======
Long-Term Investments:
  Federal Agency Securities......................  $ 3,613        $11         $ (2)      $ 3,622
                                                   -------        ---         ----       -------
    Total Long-Term Investments..................  $ 3,613        $11         $ (2)      $ 3,622
                                                   =======        ===         ====       =======

                                  CYGNUS, INC.

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

    For the years ended December 31, 1999 and 1998 the net realized gains and losses on available-for-sale securities were immaterial.

NOTE 3: CREDIT LINES AND LONG-TERM DEBT

    In 1998, we consolidated and amended our working capital bank loans. The new loan will be repaid through November 2001. As of December 31, 1999, there was $5.6 million outstanding under this agreement. The line bears interest at one percentage point above the prime rate (9.50% in total as of December 31, 1999). In June 1997, we entered into a loan agreement for $1.3 million to finance additional capital equipment. This line bears interest at a fixed rate of 9.39% per year. Borrowings under this agreement are secured by specific Cygnus assets. This loan is being repaid monthly through June 2000. As of December 31, 1999, there was $0.3 million outstanding. In the second quarter of 1998, we entered into a new loan agreement for $1.4 million to finance additional capital equipment. This line bears interest at a fixed rate of 8.87% per year. Borrowings under this agreement are also secured by specific Cygnus assets and are being repaid monthly through July 2001. As of December 31, 1999, there was $0.4 million outstanding. All loan agreements are subject to certain financial covenants, including minimum cash balances and tangible net worth. If certain of these covenants are not met, the lenders may require collateral of the amounts outstanding. In the event of default, the lenders may, at their option, exercise their rights to remedies specified in the loan agreements, which include, among other things, the acceleration of amounts due under the agreements. As of December 31, 1999, we were in compliance with all these covenants.

    In December 1999, we repaid all our lease liabilities and, consequently, at December 31, 1999 we did not have any assets under capital lease. The future aggregate principal payments of long-term debt, including equipment financing lines, are as follows:

                                                              LONG-TERM
                                                                DEBT
                                                              ---------
Years ending December 31,
  2000......................................................   $3,243
  2001......................................................    3,088
                                                               ------
    Total principal payments................................   $6,331
                                                               ======

    The fair market value of the long-term debt approximates its carrying value of $6,331.

    We lease our facilities under non-cancelable operating leases expiring in 2003 for three of our four buildings. The terms of the leases provide for rental payments on a graduated scale. We are recognizing rent expense on a straight-line method over the lease periods and therefore have accrued for the rent expense incurred but not paid. Additionally, we lease an off-site warehouse with a three-year lease term ending in October 2001.

                                  CYGNUS, INC.

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

    Rent expense amounted to $1,861, $1,064, and $1,020 for the years ended December 31, 1999, 1998, and 1997, respectively. Two of our buildings have been subleased, and these subleases run concurrently with the operating leases.

    Minimum future rental commitments and minimum future sublease rental receipts under the operating leases on December 31, 1999 are as follows:

                                                 MINIMUM         MINIMUM
                                                 FUTURE          FUTURE
                                                 RENTAL      SUBLEASE RENTAL
                                               COMMITMENTS      RECEIPTS
                                               -----------   ---------------
Years ending December 31,
  2000.......................................    $2,109          $  882
  2001.......................................     2,135             905
  2002.......................................     2,017             931
  2003.......................................     1,963             904
                                                 ------          ------
                                                 $8,224          $3,622
                                                 ======          ======

NOTE 4: STOCKHOLDERS' EQUITY

PREFERRED SHARE PURCHASE RIGHTS PLAN

    Pursuant to our Stockholder Rights Plan, the Board of Directors declared a dividend distribution of one Preferred Share Purchase Right ("Right") for each outstanding share of Common Stock, issuable on October 18, 1993 to stockholders of record on that date. These Rights will remain outstanding until September 21, 2003.

WARRANTS

    Currently, we account for all warrants issued in connection with services rendered on the basis of the fair value of the warrants. We estimate the fair value of such instruments by running a Black-Scholes model, and the fair value thus computed is then recognized over the period for which the underlying services are rendered.

    On February 23, 1999, we issued two warrants to a consultant to purchase 60 thousand shares each for the exercise price of $0.01 and $3.25, respectively, in connection with financing services rendered by the consultant. A fair value of $335 thousand, computed on the basis of a Black-Scholes valuation model, was ascribed to these warrants and was expensed at the time the services were rendered. These warrants were exercised in February 1999 and April 1999, respectively.

                                  CYGNUS, INC.

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

    In conjunction with the issuance of Convertible Debentures, we issued five-year warrants to purchase 795 thousand shares of Common Stock, all of which are outstanding at December 31, 1999. The fair value of these warrants was determined to be $6.6 million and is being amortized over the term of the Convertible Debentures. The total amortization of the fair value of the 795 thousand warrants in 1999 was $0.6 million. Included in the warrants for 795 thousand shares of Common Stock were warrants to purchase 745 thousand shares of Common Stock that were issued to Investors. These warrants had a valuation of $6.1 million and were recorded as a debt discount to the Convertible Debentures.

EMPLOYEE STOCK PURCHASE PLAN

    As part of an employee retention program, we established the Amended 1991 Employee Stock Purchase Plan, as Amended and Restated as of October 1, 1999 (the "Stock Purchase Plan") to provide employees with an opportunity to purchase our Common Stock through payroll deductions. A total of 1.275 million shares of Common Stock were reserved for issuance to eligible employees under the Stock Purchase Plan. The Stock Purchase Plan will terminate in 2011 unless sooner terminated by the Board of Directors. Under this Stock Purchase Plan, our employees, subject to certain restrictions, may purchase shares of Common Stock at 85% of the lesser of the fair market value of the Common Stock on the date of the beginning of the two-year offering or the end of the purchase period. During 1999, 1998 and 1997, 250 thousand shares, 116 thousand shares and 64 thousand shares, respectively, were issued under the Stock Purchase Plan, and, at December 31, 1999, 461 thousand shares were available for issuance.

STOCK INCENTIVE PLAN

    We have a 1999 Stock Incentive Plan (the "Stock Plan") that authorizes the Board of Directors to grant incentive stock options, nonstatutory stock options, stock purchase rights and stock bonuses to employees and consultants. The Stock Plan authorizes the issuance of up to 7.916 million Common Shares, of which
1.447 million were available for grant as of December 31, 1999. Under the Stock Plan, incentive stock options must be granted at fair market value at the date of grant as determined by the Board of Directors or a committee thereof. Options generally vest over a four-year period and are exercisable for a term of ten years after issuance, unless otherwise determined by the Board of Directors or a committee thereof.

    We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for our employee stock options because the alternative fair value accounting provided for under FAS Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise

                                  CYGNUS, INC.

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

            OPTION ACTIVITY SUMMARY FOR THE YEAR ENDED DECEMBER 31:

                                       1999                         1998                         1997
                            --------------------------   --------------------------   --------------------------
                                             WEIGHTED-                    WEIGHTED-                    WEIGHTED-
                                              AVERAGE                      AVERAGE                      AVERAGE
                               OPTIONS       EXERCISE       OPTIONS       EXERCISE       OPTIONS       EXERCISE
                            (IN THOUSANDS)     PRICE     (IN THOUSANDS)     PRICE     (IN THOUSANDS)     PRICE
                            --------------   ---------   --------------   ---------   --------------   ---------
Outstanding at beginning
  of year.................       4,427        $11.34         3,277         $13.26         2,432         $11.81
Granted...................         973        $ 6.78         1,458         $ 7.72         1,346         $14.96
Granted outside Plan......                                      20         $ 3.25
                                  ----          ----                                       ----           ----
Exercised.................        (852)       $ 6.97           (25)        $ 8.51          (258)        $ 8.35
Forfeited.................      (1,369)       $13.20          (303)        $14.36          (243)        $13.24
                                ------                       -----                        -----
Outstanding at end of
  year....................       3,179        $10.31         4,427         $11.34         3,277         $13.27
                                ======                       =====                        =====
Exercisable at end of
  year....................       1,567        $12.90         2,512         $12.65         1,627         $11.89
                                ======                       =====                        =====
Weighted-average fair
  value of options granted
  during the year.........      $ 3.83                       $4.26                        $7.13

    A summary of our stock option position as of December 31, 1999 is as follows:

                                       OPTIONS OUTSTANDING                             EXERCISABLE
                        --------------------------------------------------   -------------------------------
                            NUMBER          WEIGHTED-                            NUMBER
                         OUTSTANDING         AVERAGE          WEIGHTED-       EXERCISABLE       WEIGHTED-
      RANGE OF           AT YEAR END        REMAINING          AVERAGE        AT YEAR END        AVERAGE
   EXERCISE PRICES      (IN THOUSANDS)   CONTRACTUAL LIFE   EXERCISE PRICE   (IN THOUSANDS)   EXERCISE PRICE
   ---------------      --------------   ----------------   --------------   --------------   --------------
  $3.2500 - $3.2500           564              5.56            $ 3.2500            139           $ 3.2500
  $4.2500 - $5.7500           671              9.15            $ 5.7218             10           $ 5.6567
 $5.8750 - $11.1250           632              5.74            $ 8.8875            504           $ 8.5034
 $11.6250 - $14.5000          662              7.37            $14.1363            424           $14.3511
 $15.0000 - $22.5000          650              7.06            $18.6768            490           $19.0489
                            -----                                                -----
                            3,179              7.05            $10.3130          1,567           $12.8982
                            =====                                                =====

    Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if we had accounted for our employee stock options granted subsequent to December 31, 1994 under the fair-value method of FAS123. The

                                  CYGNUS, INC.

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

fair value for these options and the fair value for the stocks issued under the Stock Purchase Plan were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997: risk-free interest rate of 5.88%, 4.25% and 5.41%, respectively; a dividend yield of 0.0%; volatility factors of the expected market price of our Common Stock of .82, .78, and .66, respectively; and a weighted-average expected life of the option of five years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options issued under the Stock Plan is amortized to expense over the vesting period of the options. The estimated fair value of the compensation benefit received under the Stock Purchase Plan is expensed in the year of purchase. Our pro forma information follows:

                                                       1999       1998       1997
                                                     --------   --------   --------
Pro forma net loss.................................  $(8,576)   $(44,898)  $(54,691)
Pro forma net loss per share, basic and diluted....  $ (0.37)   $  (2.22)  $  (2.89)

    Under the Stock Plan, stock may be sold and stock bonuses or rights to purchase Common Stock may be granted by the Board of Directors or a committee thereof for past services at the fair market value at the date of grant. The Board may impose certain repurchase rights, in favor of Cygnus, in the event that an employee is terminated prior to certain predetermined vesting dates. As of December 31, 1999, 1998 and 1997, no shares were subject to repurchase.

                                  CYGNUS, INC.

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

COMMON STOCK RESERVED FOR FUTURE ISSUANCE

    At December 31, 1999, the total number of shares of Common Stock reserved for issuance are as follows:

                                                            COMMON STOCK
                                                              RESERVED
                                                            ------------
Under all employee stock plans............................     5,087
Convertible Debentures....................................     1,355
Outstanding warrants......................................       795
Other potential issuances.................................       335
                                                               -----
  Total Common Stock reserved.............................     7,572
                                                               =====

NOTE 5: INCOME TAXES

    We recorded a $0.2 million income tax provision for the year ended December 31, 1999 consisting entirely of foreign withholding taxes.

    Significant components of our deferred tax assets as of December 31, 1999 and 1998 are as follows:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Net operating loss carryforwards............................  $ 54,000   $ 46,000
Research and development credits............................     5,800      3,600
Reserves and accruals.......................................       700      4,500
Capitalized R&D.............................................     4,400      7,900
Arbitration obligation......................................     9,500     10,000
Other--net..................................................     4,400      2,700
                                                              --------   --------
  Total deferred tax assets.................................  $ 78,800   $ 74,700
  Valuation allowance for deferred tax assets...............   (78,800)   (74,700)
                                                              --------   --------
Net deferred tax assets.....................................  $     --   $     --
                                                              ========   ========

    Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance in an amount equal to the net deferred tax assets as of December 31, 1999 and 1998 has been established to reflect these uncertainties. The deferred tax asset valuation allowance increased by $4.1 million and $17.4 million in 1999 and 1998, respectively.

                                  CYGNUS, INC.

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

    Approximately $5.8 million of the valuation allowance results from tax deductions under the stock option plans and will be credited to Common Stock when recognized.

    At December 31, 1999, we had federal net operating loss and research and development tax credit carryforwards of approximately $152.6 million and $3.7 million, respectively. We had state net operating loss and tax credit carryforwards of approximately $36.5 million and $3.1 million, respectively. These carryforwards will expire at various dates beginning in 2000 and through 2018.

    Because of the "change in ownership" provisions of the Internal Revenue Code, a substantial portion of our net operating loss and tax credit carryforwards may be subject to annual limitations. The annual limitations may result in the expiration of net operating losses and tax credits before utilization.

NOTE 6: STATEMENTS OF CASH FLOWS DATA

                                                                1999       1998       1997
                                                              --------   --------   --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Interest paid...............................................  $ 1,352     $2,834     $1,631
Foreign tax paid............................................  $   200     $   --     $   --
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES
Conversion of principal and related interest of Senior
  Subordinated Convertible Notes into Common Stock..........  $10,267     $   --     $   --
Fair value of the Common Stock warrants issued to Investors
  and placement agent in connection with the Convertible
  Debentures................................................  $ 6,572     $   --     $   --

NOTE 7: DISCONTINUED OPERATIONS

    On December 15, 1999, we completed the sale of substantially all of our drug delivery business to Ortho-McNeil Pharmaceutical, Inc. ("Ortho-McNeil"). We sold all of our drug delivery business to Ortho-McNeil except two contracts relating to a nicotine patch under development and one other early-stage project, both of which were terminated prior to year end. Under the terms of the agreement, we received $20.0 million in cash at closing, and Ortho-McNeil is obligated to pay up to an additional $55.0 million in cash, contingent on the achievement of certain milestones. The remaining contingent payments relate to the achievement of certain technical, regulatory and commercialization milestones related to the EVRA transdermal contraceptive patch. We are eligible to receive up to $14.8 million of these contingent milestones in the year 2000; however, because the achievement of these milestones is not within our control, we cannot predict the likelihood or timing of these contingent payments in the year 2000 and beyond. The revenues of the drug delivery business were $12.3 million, $11.2 million and $27.4 million for the years ended December 31, 1999,

                                  CYGNUS, INC.

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

1998 and 1997, respectively. The net income/(loss) of the drug delivery business was $3.0 million, $1.0 million and $(35.3) million for the years ended
December 31, 1999, 1998 and 1997, respectively.

NOTE 8: BUSINESS SEGMENTS

    Prior to December 15, 1999, we operated in two business segments: diagnostics and drug delivery. Both segments were engaged in development and manufacture, utilizing proprietary technologies to satisfy unmet medical needs cost effectively. The segments were strategic business units managed separately, based on the differences in the technologies of their respective product lines. On December 15, 1999, we completed the sale of substantially all of our drug delivery business segment assets to Ortho-McNeil Pharmaceutical, Inc., except for certain assets with a net book value of $505 thousand, of which assets with a net book value of $205 thousand were written off prior to year end. The remaining drug delivery assets are being held for sale at December 31, 1999 and have a value of $300 thousand, which reflects management's best estimates of net realizable value. All financial results related to the drug delivery business are accounted for as discontinued operations in accordance with APB 30.

    The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. We do not currently have a measure of interest income or interest expense by business segment. We utilized the following information for the purpose of making decisions and assessing segments' performance.

                                  CYGNUS, INC.

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

    The table below details the segment information prior to the sale of the drug delivery business, with a reconciling column to reflect totals related to continuing operations.

                                                               BUSINESS SEGMENTS
                                              ----------------------------------------------------
                                                                                        CONTINUING
                                                              DRUG                      OPERATIONS
                                              DIAGNOSTICS   DELIVERY   RECONCILIATION     TOTAL
                                              -----------   --------   --------------   ----------
1999
Revenue.....................................    $  2,061    $ 12,293      $(12,293)      $  2,061
Profit/(loss)...............................     (22,174)      3,031        (3,031)       (22,174)
Depreciation and amortization...............         993         869          (869)           993
Other significant items:
  Gain on sale of segment...................          --      16,308       (16,308)            --
Identifiable assets.........................      46,976       1,036        (1,036)        46,976
1998
Revenue.....................................    $    457    $ 11,198      $(11,198)      $    457
Profit/(loss)...............................     (40,434)      1,006        (1,006)       (40,434)
Depreciation and amortization...............         950         971          (971)           950
Other significant items:
  Beneficial conversion costs...............       4,230          --            --          4,230
Identifiable assets.........................      39,130       4,324            --         43,454
1997
Revenue.....................................    $  2,146    $ 27,356      $(27,356)      $  2,146
Profit/(loss)...............................     (15,117)    (35,343)       35,343        (15,117)
Depreciation and amortization...............       1,230       1,509        (1,509)         1,230
Other significant items:
  Arbitration settlement....................          --     (39,666)       39,666             --
  Writedown of assets.......................          15       1,275        (1,275)            15
Identifiable assets.........................      42,955       6,322            --         49,277

    All segment revenues have been generated in the U.S., and we currently do not have any long-lived assets outside the U.S.

NOTE 9: CONVERTIBLE DEBT NOTES

SENIOR SUBORDINATED CONVERTIBLE NOTES

    In February 1998, we entered into Note Purchase Agreements with certain institutional investors to issue and sell approximately $43.0 million of 4% Senior Subordinated Convertible Notes Due in 2005 ("Notes"). On October 28, 1998, we restructured the Notes. Key provisions in the restructured

                                  CYGNUS, INC.

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

Notes included the October 1998 repayment of $18.5 million in principal (reducing the principal balance from $43.0 million to $24.5 million), a delay in the convertibility of the majority of the Notes to June 30, 1999 or after, modification of the conversion prices of the Notes, our ability to redeem at par at any time all or part of the new principal amount of the Notes, an increase in the interest rate to 5.5% paid annually on the new principal balance and a change in the final maturity of the Notes to October 1, 2000.

    The restructured Notes, which totaled $24.5 million, were divided into three tranches. The first tranche had an original principal amount of $6.0 million and was fully converted into Common Stock by January 1999 at $3.54 per share. The second tranche also had an original principal amount of $6.0 million and was fully converted into Common Stock on June 30, 1999 at $6.89 per share (such conversion price determined by a market-based formula on February 1, 1999). The third tranche of the restructured Notes had an original principal amount of $12.5 million and could not have been converted into Common Stock until July 1, 1999, at a conversion price that would have been determined based on market-based pricing formulas which contained look-back provisions. Also, under the terms of the restructured Notes, if we issued a call before July 1, 1999 for the redemption of the third tranche, the Note Holders would not be entitled to convert any portion of that tranche. On June 29, 1999, we issued redemption notices for the entire third tranche and, accordingly, the Note Holders were not entitled to convert any portion of that tranche. On July 9, 1999, we paid $12.5 million in principal and $0.4 million in accrued interest to redeem the third tranche. As a result, the remaining unamortized debt issuance costs of $1.1 million were expensed.

    On the date the Notes were restructured (October 28, 1998), the conversion price for the first tranche was below the quoted market price of our Common Stock. Consequently, we computed a beneficial conversion feature by comparing the quoted market price of our Common Stock on that date ($6.06125) to the conversion price of the first tranche ($3.5375) and then by multiplying the difference by the number of shares (1.7 million) into which the first tranche was convertible. The above computation resulted in a total charge of $4.2 million, which was written off as interest expense at the date of restructuring.

    In order to help finance the redemption of the third tranche discussed above, and to provide additional capital, in 1999 we entered into two new financing arrangements: a Convertible Debenture and Warrant Purchase Agreement and a Structured Equity Line Flexible Financing Agreement.

CONVERTIBLE DEBT AGREEMENT

    On June 29, 1999, we entered into a Convertible Debenture and Warrant Purchase Agreement with institutional investors ("Investors") to issue and sell $14.0 million principal amount of 8.5% Convertible Debentures Due June 29, 2004 ("Convertible Debentures"). These Convertible Debentures are convertible into shares of Common Stock at any time at a conversion price of $12.705 per

                                  CYGNUS, INC.

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

share. We received gross proceeds of $14.0 million from the issuance of the Convertible Debentures and incurred debt issuance costs of $0.5 million. With the mutual agreement of the Investors and us, or if certain trading volume, pricing and other conditions are met, we and/or the Investors will have the right to require the sale to existing Investors of an additional $6.0 million in additional aggregate principal amount of Convertible Debentures in two separate tranches of $3.0 million each (each an "Additional Tranche"), provided that the second Additional Tranche notice date may not be earlier than sixty days after the first Additional Tranche notice date. The conversion price for each Additional Tranche will be the average of the closing bid prices for the ten trading days prior to and including the respective Additional Tranche notice date and the ten trading days subsequent to the respective Additional Tranche notice date ("Additional Closing Price") multiplied by 110%. On September 29, 1999 we received $3.0 million in gross proceeds from the issuance of the first Additional Tranche due September 29, 2004, with a conversion price of $11.8663 (determined by the above market-based formula), and incurred debt issuance costs of $0.1 million. Neither the June 29, 1999 nor the September 29, 1999 Convertible Debentures contained any beneficial conversion features.

    In conjunction with the issuance of Convertible Debentures in June, 1999, and the first Additional Tranche in September 1999, we issued to the debenture holders warrants to purchase approximately 606 thousand shares and 139 thousand shares of Common Stock, at the exercise price of $13.86 per share and $16.18 per share, respectively. Each tranche of warrants had a contractual term of five years from the date of respective grant. At the respective dates of grant, the fair values ascribed to these warrants were approximately $5.0 million and $1.1 million, respectively, based on a Black-Scholes valuation model, and recorded as debt discount and are being amortized as additional interest expense over the debt term. We recorded amortization of $0.6 million in 1999. As of December 31, 1999, the unamortized fair value amounted to $5.5 million. We will be required to issue warrants if the second Additional Tranche of the Convertible Debentures is sold. Such warrants will be priced at 150% of the respective Additional Closing Price. The number of additional warrants to be issued will be determined by dividing 50% of the respective Additional Tranche by the respective Additional Closing Price.

    We also issued to the placement agent warrants to purchase 50 thousand shares of Common Stock at the exercise price of $13.86 per share. At the date of grant, the fair value ascribed to the warrants was approximately $417 thousand, based on a Black-Scholes valuation model, and that amount was recorded as deferred financing cost and is being amortized as additional interest expense over the debt term. We recorded amortization of $42 thousand in 1999.

    The Convertible Debentures have a stated interest rate of 8.5% and an effective interest rate of 18.20%. The effective interest rate includes a non-cash charge of $6.6 million for the amortization of the implicit value of warrants issued in connection with the Convertible Debentures.

                                  CYGNUS, INC.

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

STRUCTURED EQUITY LINE NOTES

    On June 30, 1999, we also entered into a Structured Equity Line Flexible Financing Agreement ("Equity Line") with certain institutional investors ("Investors"). The Equity Line is effective for two years ("Commitment Period") and allows us, at our sole discretion, to sell Common Stock with a maximum aggregate issue price of $30.0 million over the Commitment Period. On June 30, 1999, we received net proceeds of approximately $3.8 million, after deducting the issuance costs, from the sale of approximately 346 thousand shares of Common Stock (the "Initial Investment"). The number of shares of Common Stock for the Initial Investment was determined on the basis of the average closing bid price for the ten trading days prior to June 30, 1999 ("Initial Investment Purchase Price"). Under the terms of the Equity Line, over a period of eighty trading days following June 30, 1999 ("Initial Period"), the Investors were required to deliver purchase notices from time to time for the aggregate amount of the Initial Investment ($4.0 million) to purchase shares of our Common Stock. The per-share price for each such purchase notice equaled 98% of the average of the two lowest daily trade prices during the six trading days immediately prior to the respective purchase notice. The number of shares originally issued was subject to an upward adjustment, if required, to match the aggregate number of shares covered by the $4.0 million of purchase notices. We issued an additional 92 thousand shares to reflect the actual purchase prices on the purchase notices.

    On September 29, 1999, we issued 361 thousand shares of Common Stock for $4.0 million ("Additional Investment") pursuant to an amendment to the Equity Line agreement which allowed for an Additional Investment period of 110 days ("Additional Period"). The terms for this Additional Investment are similar to those applied to the Initial Investment, and the number of shares was adjusted upwards at the end of the Additional Period, resulting in the issuance of an additional 92 thousand shares of Common Stock.

    After the Initial Period and the Additional Period, on a monthly basis ("Investment Period"), we can elect, at our sole discretion, to sell up to $1.5 million ("Company Election") in additional shares of Common Stock. In addition to the above and upon our approval, the Investors may also elect to purchase an additional $1.0 million ("Investor Election") of Common Stock in each Investment Period. In each Investment Period in which we elect to sell additional shares, the Investors will from time to time issue purchase notices for the aggregate amount of the Company Election and the Investor Election, if applicable. The per-share price of Common Stock to be sold for each such purchase notice will equal 98% of the average of the two daily low trade prices during the six trading days immediately prior to the respective purchase notice. At the beginning of each Investment Period, we can set a minimum sales price ("Floor Price") for our Common Stock. The Investors may require the aggregate dollar amount of the Company Election and Investor Election for any Investment Period to be less than requested, based on certain market trading volume guidelines. In December 1999, we sold 100 thousand shares of Common Stock for $1.5 million pursuant to the

                                  CYGNUS, INC.

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

Equity Line. In January 2000, we sold an additional 59 thousand share of Common Stock for $1.0 million pursuant to the Equity Line.

    In conjunction with the Equity Line, in January 2000 we issued five-year warrants to the Investors to purchase 95 thousand shares of Common Stock at $11.51 per share. The price of the warrants will be determined each calendar year and will equal 120% of the weighted-average per-share sales price of all shares of Common Stock sold pursuant to the Equity Line that year. The number of shares will equal 1% of the aggregate proceeds received for all shares sold pursuant to the Equity Line during the year. In January 2000, we issued warrants to purchase 95 thousand shares of Common Stock. Warrants to purchase a minimum of 120 thousand shares must be issued under the Equity Line and, if at the end of the Commitment Period, warrants to purchase less than 120 thousand shares of Common Stock have been issued, we must issue a warrant to purchase the number of shares equal to the difference, at a price equal to 120% of the average exercise price of all warrants previously issued pursuant to the Equity Line.

NOTE 10: RELATED PARTY TRANSACTIONS

    We do business with two companies, including Contract Manufacturing, Inc., that are principally owned by a Cygnus non-officer employee. This individual's employment with us will terminate on March 31, 2000. The two companies primarily design and build manufacturing equipment for the GlucoWatch system and manufacture components of the GlucoWatch system. During 1999, we purchased approximately $3.2 million of goods and services from these companies. As of December 31, 1999, we had non-cancelable purchase commitments to these companies totaling $0.7 million. During 1998, we purchased approximately $4.0 million of goods and services from these companies. As of December 31, 1998, $1.0 million was payable to these companies. During 1997, we purchased approximately $2.7 million of goods and services from these companies.

NOTE 11: CONCENTRATION OF CREDIT RISK

    We maintain our cash, cash equivalents and investments primarily with a bank and two brokerage houses. This practice is consistent with our policy to maintain high liquidity and to ensure safety of principal.

    As of December 31, 1999, 100% of the trade accounts receivable are due from one customer. As of December 31, 1998, three customers accounted for approximately 61%, 18% and 18%, respectively, of the trade accounts receivable. The remaining balances of the 1998 trade accounts receivable are due from two customers, which are large pharmaceutical companies. Generally, we do not require any collateral on receivable balances.

                                  CYGNUS, INC.

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

NOTE 12: EMPLOYEE BENEFIT PLAN

    We have an employee savings plan ("Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code covering substantially all employees. The Plan provides for employee contributions up to 15% of their annual pre-tax compensation or to a maximum of 17% of the combined pre-tax and after-tax compensation, as defined in the Plan. The Plan provides for Cygnus to match a portion of the contributions. For the years ended December 31, 1999, 1998 and 1997, we incurred defined contribution expense of $0.08 million, $0.1 million and $0.08 million, respectively.

NOTE 13: LEGAL PROCEEDINGS

    On November 20, 1998, the American Arbitration Association issued a Final Award, which was not appealable, in an arbitration proceeding between Cygnus and Pharmacia & Upjohn relating to the Nicotrol patch. Pursuant to the findings from the arbitration proceedings, we were awarded $4.3 million for prevailing in some of our claims, and Pharmacia was awarded $1.6 million for prevailing on some of their claims. Accordingly, Cygnus realized a net amount of $2.7 million in 1998. The Nicotrol patch business was sold to Ortho-McNeil as part of our drug delivery sale.

    On December 11, 1997, the International Court of Arbitration issued a Final Award, which was not appealable, in an arbitration matter between Sanofi, S.A. and Cygnus relating to transdermal hormone replacement therapy systems. This Final Award was entered as a judgment of the U.S. District Court for the Northern District of California. Although the drug delivery business was subsequently sold to Ortho-McNeil, the following payments remain with Cygnus:
(i) the $14.0 million cash payment already made by Cygnus to Sanofi in January 1998, (ii) payments of an aggregate amount equal to $17.0 million, commencing in 2001 and ending in 2005 ($2.0 million for the year 2001, $3.0 million for the year 2002, $4.0 million for the year 2003, $4.0 million for the year 2004 and $4.0 million for the year 2005), and (iii) a convertible promissory note in the principal amount of $6.0 million, issued in December 1997, payable in full at the end of four years and bearing interest at 6.5% per annum. (The note will be convertible into our Common Stock at Sanofi's option, exercisable at any time during the four year term, at a conversion rate of $21.725 per share.) The underlying agreement, which was the subject matter of the arbitration, was terminated on December 15, 1999.

                                                                     SCHEDULE II

                                  CYGNUS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                 (IN THOUSANDS)

                                     BALANCE AT    CHARGED TO   CHARGED TO
                                    BEGINNING OF   COSTS AND      OTHER                   BALANCE AT
                                        YEAR        EXPENSES     ACCOUNTS    DEDUCTIONS   END OF YEAR
                                    ------------   ----------   ----------   ----------   -----------
YEAR ENDED DECEMBER 31, 1999:
  DEDUCTED FROM ASSET ACCOUNTS:
    ALLOWANCE FOR DOUBTFUL
      ACCOUNTS....................     $  123         $  --        $(123)      $    --       $ --
    WARRANTY RESERVE..............        435          (435)          --            --         --
                                       ------         -----        -----       -------       ----
                                       $  558         $(435)       $(123)      $    --       $ --
                                       ======         =====        =====       =======       ====
YEAR ENDED DECEMBER 31, 1998:
  DEDUCTED FROM ASSET ACCOUNTS:
    ALLOWANCE FOR DOUBTFUL
      ACCOUNTS....................     $  123         $  --        $  --       $    --       $123
    WARRANTY RESERVE..............        435            --           --            --        435
                                       ------         -----        -----       -------       ----
                                       $  558         $  --        $  --       $    --       $558
                                       ======         =====        =====       =======       ====
YEAR ENDED DECEMBER 31, 1997:
  DEDUCTED FROM ASSET ACCOUNTS:
    ALLOWANCE FOR DOUBTFUL
      ACCOUNTS....................     $1,137         $  --        $  --       $(1,014)      $123
    WARRANTY RESERVE..............        435            --           --            --        435
                                       ------         -----        -----       -------       ----
                                       $1,572         $  --        $  --       $(1,014)      $558
                                       ======         =====        =====       =======       ====