Form 10-Q
period 2000-03-31
CYGNUS INC /DE/
filed 2000-04-26
CIK 870755

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 ---   Exchange Act of 1934 for the quarterly period ended March 31, 2000
                                       or
       Transition Report Pursuant to Section 13 or 15(d) of the Securities
 ---   Exchange Act of 1934 for the Transition Period from         to
                                                            ----       ----


                         Commission File Number 0-18962


                                  CYGNUS, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                      94-2978092
(State or other jurisdiction of                        (I.R.S. employer
 incorporation or organization)                        identification no.)


            400 Penobscot Drive, Redwood City, California 94063-4719
              (Address of principal executive offices and zip code)



Registrant's telephone number, including area code: (650) 369-4300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
     ----     ----

Number of shares outstanding of each of the registrant's classes of common stock as of April 24, 2000:

Common Stock - 25,739,640 shares

                                                                 Total pages: 25
                                                Page number of exhibit index: 25

                                  CYGNUS, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION                                                                            Page No.
                                                                                                         --------
Item 1:           Financial Statements

                  Condensed Statements of Operations for the three-month periods ended March 31, 2000 and 1999 (unaudited).............................................2

                  Condensed Balance Sheets at March 31, 2000 (unaudited)
                    and December 31, 1999.................................................................3

                  Condensed Statements of Cash Flows for the three-month periods ended March 31, 2000 and 1999 (unaudited).............................................4

                  Notes to the Condensed Financial Statements (unaudited).................................5

Item 2:           Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.................................................................9

Item 3:           Quantitative and Qualitative Disclosures About Market Risk .............................21


PART II. OTHER INFORMATION

Item 1:           Legal Proceedings ......................................................................22

Item 6:           Exhibits and Reports on Form 8-K .......................................................22


SIGNATURES................................................................................................24

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


                                  CYGNUS, INC.
                       Condensed Statements of Operations
                                   (unaudited)
                      (In thousands, except per share data)


                                                               Three months ended March 31,
                                                                     2000       1999
                                                                   --------    --------
Contract revenues                                                  $  1,038    $   --

Costs and expenses:
    Research and development                                          3,829       5,507
    Marketing, general and administrative                             1,908       1,027
                                                                   --------    --------
       Total costs and expenses                                       5,737       6,534

Loss from operations                                                 (4,699)     (6,534)

Interest income/(expense), net                                         (316)       (381)
                                                                   --------    --------

Loss from continuing operations before income tax                  $ (5,015)   $ (6,915)

Provision for taxes                                                    (100)       --
                                                                   --------    --------

Loss from continuing operations                                      (5,115)     (6,915)

Discontinued operations:
   Income from operations of discontinued segment                      --            99
                                                                   --------    --------
Net loss                                                           $ (5,115)   $ (6,816)
                                                                   ========    ========
Net loss per share from continuing operations, basic and diluted   $  (0.20)   $  (0.32)
                                                                   ========    ========
Net income/(loss) per share from discontinued segment, basic
  and diluted                                                      $   --      $   0.01
                                                                   ========    ========

Net loss per share, basic and diluted                              $  (0.20)   $  (0.31)
                                                                   ========    ========
Shares used in computation of net loss
  per share, basic and diluted                                       25,527      21,733
                                                                   ========    ========

(See accompanying notes.)

                                  CYGNUS, INC.
                            Condensed Balance Sheets
                                 (In thousands)

                                                                   March 31,              December 31,
                                                                   2000 (unaudited)        1999
                                                             ---------------------------------------------
  ASSETS:
  Current assets:
     Cash and cash equivalents                                    $       14,019          $       28,677
     Short-term investments                                               18,413                  10,215
     Trade accounts receivable                                                99                      62
     Prepaid expenses and other current assets                             1,121                     861
                                                             ----------------------  ---------------------
                  Total current assets                                    33,652                  39,815

  Equipment and improvements:
     Equipment and improvements, at cost                                   9,785                   8,282
     Construction in progress                                              3,495                   4,417
                                                             ----------------------  ---------------------
                                                                          13,280                  12,699
       Less accumulated depreciation and amortization                     (6,908)                 (6,610)
                                                             ----------------------  ---------------------
                  Net equipment and improvements                           6,372                   6,089

  Unamortized portion of deferred financing costs and other
     assets                                                                1,031                   1,072
                                                             ----------------------  ---------------------
                  Total Assets                                    $       41,055          $       46,976
                                                             ======================  =====================

  LIABILITIES AND NET CAPITAL DEFICIENCY:
  Current liabilities:
     Accounts payable                                             $        1,167          $        2,002
     Accrued compensation                                                  1,380                   2,919
     Other accrued liabilities                                               932                     640
     Deferred revenue                                                      --                        900
     Current portion of long-term debt                                     3,768                   3,243
                                                             ----------------------  ---------------------
                  Total current liabilities                                7,247                   9,704

  Arbitration obligation, less current portion                            23,000                  23,000
  Long-term portion of debt                                                1,764                   3,088
  Convertible Debentures, net of discount of $5,287 in 2000
     and $5,595 in 1999                                                   12,766                  12,084
  Other long-term liabilities                                                310                     304

  Stockholders' net capital deficiency:
     Common stock                                                             26                      25
     Additional paid-in-capital                                          179,831                 177,576
     Accumulated deficit                                                (183,905)               (178,790)
     Accumulated other comprehensive income/(loss)                            16                     (15)
                                                             ----------------------  ---------------------
        Net capital deficiency                                            (4,032)                 (1,204)
                                                             ----------------------  ---------------------
             Total liabilities and stockholders' net capital
                deficiency                                        $       41,055          $       46,976
                                                             ======================  =====================

Note: The condensed balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

(See accompanying notes.)

                                  CYGNUS, INC.
                       Condensed Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)

                                                                            Three months ended March 31,
                                                                             2000                  1999
                                                                       ------------------   -------------------
Cash flows from operating activities:
     Net loss                                                             $    (5,115)         $    (6,816)
     Adjustments to reconcile net loss to cash used in
       operating activities:
        Depreciation and amortization                                             276                  477
        Net decrease in assets                                                    297                4,696
        Net decrease in liabilities                                            (2,639)                (829)
                                                                       ------------------   -------------------
         Net cash used in operating activities                                 (7,181)              (2,472)
                                                                       ------------------   -------------------
Cash flows from investing activities:
     Capital expenditures                                                        (577)              (1,332)
     Purchases of investments                                                 (14,196)              (2,701)
     Maturity and sale of investments                                           6,000                3,702
                                                                       ------------------   -------------------
         Net cash used in investing activities                                 (8,773)                (331)
                                                                       ------------------   -------------------
Cash flows from financing activities:
     Issuance of common stock                                                   2,096                2,015
     Principal payments of long-term debt                                        (800)                (846)
     Payment of capital lease obligations                                        --                   (105)
                                                                       ------------------   -------------------
         Net cash provided by financing activities                              1,296                1,064
                                                                       ------------------   -------------------

Net decrease in cash and cash equivalents                                     (14,658)              (1,739)
Cash and cash equivalents at beginning of period                               28,677               10,219
                                                                       ------------------   -------------------
Cash and cash equivalents at end of period                                $    14,019          $     8,480
                                                                       ==================   ===================

(See accompanying notes.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

         The condensed financial statements of Cygnus, Inc. (the "Company," "Cygnus," "us," "we," "our," etc.) as of and for the three-month periods ended March 31, 2000 and 1999 included herein are unaudited, but include all adjustments (consisting only of normal recurring adjustments) that the management of Cygnus, Inc. believes necessary for a fair presentation of the financial position as of the reported dates and the results of operations for the respective periods presented. Interim financial results are not necessarily indicative of results for a full year. The condensed financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 1999 included in our 1999 Annual Report on Form 10-K.

         Effective February 1, 2000, we dissolved our wholly owned subsidiaries, which were inactive.

2.       NET LOSS PER SHARE

         Basic and diluted net loss per share is computed using the weighted average number of shares of Common Stock outstanding. Shares issuable from stock options, warrants and Convertible Debentures outstanding are excluded from the diluted loss-per-share computation, as their effect is anti-dilutive.

3.       COMPREHENSIVE INCOME

         Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by owners and distributions to owners. Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (FAS 130), requires unrealized gains and losses on our available-for-sale securities to be included in other comprehensive income or loss. Unrealized gains or losses for the three-month periods ended March 31, 2000 and March 31, 1999 were not material and total comprehensive loss approximated net loss for each of these periods.

4.       CONVERTIBLE DEBT NOTES

         In February 1998 we entered into Note Purchase Agreements with certain institutional investors to issue and sell approximately $43.0 million of Senior Subordinated Convertible Notes, which were restructured on October 28, 1998. The restructured Notes, which totaled $24.5 million, were divided into three tranches. The first and second tranches were fully converted into Common Stock. The third tranche had an original principal amount of $12.5 million and could not have been converted into Common Stock until July 1, 1999, at a conversion price to have been determined then. In June 1999 we entered into two new financing arrangements: a Convertible Debenture and Warrant Purchase Agreement and a Structured Equity Line Flexible

Financing-Service Mark- Agreement in order to help finance the complete redemption of the $12.5 million third tranche of the restructured Notes and to provide additional capital.

CONVERTIBLE DEBT AGREEMENT

         On June 29, 1999, we entered into a Convertible Debenture and Warrant Purchase Agreement with institutional investors ("Investors") to issue and sell $14.0 million principal amount of 8.5% Convertible Debentures Due June 29, 2004 ("Convertible Debentures"). These Convertible Debentures are convertible into shares of Common Stock at any time at a conversion price of $12.705 per share. We received gross proceeds of $14.0 million from the issuance of the Convertible Debentures and incurred debt issuance costs of $0.5 million. If we and the Investors mutually agree, or if certain trading volume, pricing and other conditions are met, we and/or the Investors will have the right to require the sale to existing Investors of an additional $6.0 million in additional aggregate principal amount of Convertible Debentures in two separate tranches of $3.0 million each (each an "Additional Tranche"), provided that the second Additional Tranche notice date may not be earlier than sixty days after the first Additional Tranche notice date. The conversion price for each Additional Tranche will be the average of the closing bid prices for the ten trading days prior to and including the respective Additional Tranche notice date and the ten trading days subsequent to the respective Additional Tranche notice date ("Additional Closing Price") multiplied by 110%. On September 29, 1999 we received $3.0 million in gross proceeds from the issuance of the first Additional Tranche due September 29, 2004, with a conversion price of $11.8663 (determined by the above market-based formula), and incurred debt issuance costs of $0.1 million. Neither the June 29, 1999 nor the September 29, 1999 Convertible Debentures contained any beneficial conversion features.

         In conjunction with the issuance of Convertible Debentures in June 1999 and the first Additional Tranche in September 1999, we issued to the debenture holders warrants to purchase approximately 606 thousand shares and 139 thousand shares of Common Stock, at the exercise price of $13.86 per share and $16.18 per share, respectively. Each tranche of warrants had a contractual term of five years from the date of respective grant. At the respective dates of grant, the fair values ascribed to these warrants were approximately $5.0 million and $1.1 million, respectively, based on a Black-Scholes valuation model, were recorded as debt discount and are being amortized as additional interest expense over the debt term. We recorded amortization of $0.3 million for the three months ended March 31, 2000. As of March 31, 2000, the unamortized fair value amounted to $5.3 million. We will be required to issue warrants if the second Additional Tranche of the Convertible Debentures is sold. Such warrants will be priced at 150% of the respective Additional Closing Price. The number of additional warrants to be issued will be determined by dividing 50% of the respective Additional Tranche by the respective Additional Closing Price.

         We also issued to the placement agent warrants to purchase 50 thousand shares of Common Stock at the exercise price of $13.86 per share. At the date of grant, the fair value ascribed to the warrants was approximately $417 thousand, based on a Black-Scholes valuation model, and that amount was recorded as deferred financing cost and is being amortized as additional interest expense over the debt term. We recorded amortization of $21 thousand for the three months ended March 31, 2000.

         The Convertible Debentures have a stated interest rate of 8.5% and an effective interest rate of 18.20%. The effective interest rate includes a non-cash charge of $6.6 million for the amortization of the implicit value of warrants issued in connection with the Convertible Debentures.

STRUCTURED EQUITY LINE NOTES

         On June 30, 1999, we also entered into a Structured Equity Line Flexible Financing Agreement ("Equity Line") with certain institutional investors ("Investors"). The Equity Line is effective for two years ("Commitment Period") and allows us, at our sole discretion, to sell Common Stock with a maximum aggregate issue price of $30.0 million over the Commitment Period. On June 30, 1999, we received net proceeds of approximately $3.8 million, after deducting the issuance costs, from the sale of approximately 346 thousand shares of Common Stock (the "Initial Investment"). The number of shares of Common Stock for the Initial Investment was determined on the basis of the average closing bid price for the ten trading days prior to June 30, 1999 ("Initial Investment Purchase Price"). Under the terms of the Equity Line, over a period of eighty trading days following June 30, 1999 ("Initial Period"), the Investors were required to deliver purchase notices from time to time for the aggregate amount of the Initial Investment ($4.0 million) to purchase shares of our Common Stock. The per share price for each such purchase notice equaled 98% of the average of the two lowest daily trade prices during the six trading days immediately prior to the respective purchase notice. The number of shares originally issued was subject to an upward adjustment, if required, to match the aggregate number of shares covered by the $4.0 million of purchase notices. We issued an additional 92 thousand shares to reflect the actual purchase prices on the purchase notices.

         On September 29, 1999, we received net proceeds of approximately $3.9 million, after deducting the issuance costs, from the sale of approximately 361 thousand shares of Common Stock ("Additional Investment") pursuant to an amendment to the Equity Line agreement, which allowed for an Additional Investment period of 110 days ("Additional Period"). The terms for this Additional Investment are similar to those applied to the Initial Investment, and the number of shares was adjusted upwards at the end of the Additional Period, resulting in the issuance of an additional 92 thousand shares of Common Stock.

         After the Initial Period and the Additional Period, the original terms of the Equity Line allowed us, on a monthly basis ("Investment Period"), to elect at our sole discretion to sell up to $1.5 million ("Company Election") in additional shares of Common Stock. In addition to the above and upon our approval, the Investors were also allowed to elect to purchase an additional $1.0 million ("Investor Election") of Common Stock in each Investment Period. In March 2000 the Equity Line was amended to increase the maximum monthly Company Election to $4.0 million and the maximum monthly Investor Election to $3.0 million; however, the maximum aggregate issue price of $30.0 million over the Commitment Period remained unchanged. In each Investment Period in which we elect to sell additional shares, the Investors will from time to time issue purchase notices for the aggregate amount of the Company Election and the Investor Election, if applicable. The per share price of Common Stock to be sold for each such purchase notice will equal 98% of the average of the two daily low trade prices during the six trading days immediately prior to the respective purchase notice. At the beginning of each Investment Period, we can set a minimum trading price ("Floor Price") to be used in determining the purchase price of our Common Stock. The Investors may require the aggregate dollar amount of the Company Election and Investor Election for any Investment Period to be less than requested, based on certain market trading volume guidelines. In December 1999 we received net proceeds of approximately $1.4 million, after deducting the issuance costs, from the sale of 100 thousand shares of Common Stock pursuant to the Equity Line. In January 2000 we received additional net proceeds of approximately $1.0 million, after deducting the issuance costs, from the sale of approximately 59 thousand shares of Common Stock pursuant to the Equity Line.

         In conjunction with the Equity Line, in January 2000 we issued five-year warrants to the Investors to purchase 95 thousand shares of Common Stock at $11.51 per share. The price of the warrants is determined for each calendar year and will equal 120% of the weighted average per share sales price of all shares of Common Stock sold pursuant to the Equity Line that calendar year. The number of shares will equal 1% of the aggregate proceeds received for all shares sold pursuant to the Equity Line during the year. Warrants to purchase a minimum of 120 thousand shares must be issued under the Equity Line and, if at the end of the Commitment Period, warrants to purchase less than 120 thousand shares of Common Stock have been issued, we must issue a warrant to purchase the number of shares equal to the difference at a price equal to 120% of the average exercise price of all warrants previously issued pursuant to the Equity Line.


5.       STATEMENTS OF CASH FLOWS DATA

                                                                                 March 31,        March 31,
                                                                                    2000            1999
                                                                            ----------------------------------
                                                                                     (in thousands)
         Supplemental disclosure of cash flows information
         Interest paid                                                         $        147     $        285
         Foreign tax paid                                                      $        100     $         --

6.       DISCONTINUED OPERATIONS

         On December 15, 1999, we completed the sale of substantially all of our drug delivery business segment assets to Ortho-McNeil Pharmaceutical, Inc. ("Ortho-McNeil"), a Johnson & Johnson company. Under the terms of our agreement with Ortho-McNeil, we received $20 million in cash at closing, and Ortho-McNeil may pay up to an additional $55 million in cash, contingent on the achievement of certain milestones. The contingent payments relate to the achievement of certain technical, regulatory and commercialization milestones related to the EVRA--Trademark--(Johnson & Johnson, New Brunswick, New Jersey) transdermal contraceptive patch. We are eligible to receive up to $14.8 million of these contingent milestones in the year 2000; however, because the achievement of these milestones is not within our control, we cannot predict the likelihood or timing of these contingent payments in the year 2000 and beyond. The drug delivery business has been accounted for as a discontinued operation and the prior period's financial statements have been restated to report only continuing operations.

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

General

         We are engaged in the development and manufacture of diagnostic medical devices, utilizing proprietary technologies to satisfy unmet medical needs cost effectively. Our current efforts are primarily focused on the GlucoWatch--Registered Trademark-- system and enhancements thereto. The GlucoWatch system is a frequent, automatic and non-invasive glucose monitoring device intended for detecting trends and tracking patterns of glucose levels in adults, 18 years and older, who have diabetes. Our GlucoWatch system, with its durable biographer and consumable AutoSensor, represents a potential advance in glucose monitoring technology, as compared to the currently prevailing "finger stick" blood monitoring methods. The GlucoWatch system is designed to measure glucose frequently, automatically and non-invasively through the ease and convenience of a biographer device worn like a wristwatch. The device is intended for use at home and in healthcare facilities to supplement, not replace, information obtained from standard blood glucose monitoring devices. In 1999, we sold substantially all of our drug delivery business to Ortho-McNeil Pharmaceutical, Inc. and chose to focus on diagnostic medical devices, the first of which is a glucose monitoring system.

         In mid-1998 we established product specifications and manufacturing processes for the GlucoWatch system that the United States Food and Drug Administration (FDA) is currently reviewing. Since that time, we have developed, and continue to develop, a number of enhancements to the GlucoWatch system and our manufacturing processes. Certain of these product and manufacturing enhancements will be submitted to the FDA in the form of one or more supplements to our existing premarket approval (PMA) application shortly after PMA approval, assuming the FDA approves our existing PMA. Future supplements will include enhancements such as increasing product performance, increasing user convenience, increasing manufacturing capacity, and lowering manufacturing costs. We are in the early developmental stages for a future telemetric product that allows both greater flexibility in the location of the glucose extraction component and a new form of the monitor that stores and displays glucose data. There have been no sales of our glucose monitoring systems to date; however, on December 6, 1999, we received a unanimous recommendation for approval of our PMA for the GlucoWatch system from the FDA's Clinical Chemistry and Clinical Toxicology Devices Panel of the Medical Devices Advisory Committee subject to certain conditions. The FDA still needs to issue its decision on approval of our PMA. Also, in December 1999, we received a CE Certificate for the GlucoWatch system, indicating that the product has met the essential requirements and other criteria of the European Community Directive 93/42/ECC, Annex V, Section 3.2. The CE Certificate is required for selling products in the European Community. Our GlucoWatch system is a revolutionary product, and its commercialization will depend on successful implementation of manufacturing, sales, marketing and reimbursement plans.

         Our results of operations vary significantly from year to year, and from quarter to quarter, and in the past have depended on, among other factors, the signing of new product development agreements and the timing of recognizing payment amounts specified thereunder, the timing of recognizing license or distribution fees and cost reimbursement payments made by pharmaceutical licensees, and the demand for our products. The level of revenues in any given period is not necessarily indicative of expected revenues for future periods. In 1999, 97% of our revenues were attributable to one customer. We have incurred net losses each year since our inception and do not believe we will achieve profitability in 2000. At March 31, 2000 our accumulated deficit and net capital deficiency were approximately $183.9 million and $4.0 million, respectively.

Results of Operations

COMPARISON FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999

         CONTRACT REVENUES for the quarter ended March 31, 2000 were $1.0 million, compared to $0.0 million for the quarter ended March 31, 1999. The increase in contract revenue was primarily due to the amortization of a milestone payment received in 1999 under our collaboration agreement with Yamanouchi Pharmaceutical Co., Ltd. for the commercialization of the GlucoWatch system in Japan. Under the Yamanouchi agreement, we are eligible to receive additional milestone payments prior to commercialization and to receive a percentage of the product's future commercial success in Japan. Yamanouchi's option to include Korea within the collaboration agreement expired March 31, 2000.

         We have completed the $0.1 million, six-month Phase I Small Business Innovative Research (SBIR) Grant for "High Performance Biosensor Electrode Materials," which we received in September 1999 from the National Institute of Diabetes and Kidney Diseases division of the National Institutes of Health, and recognized this amount over a six-month period ended March 31, 2000.

         Contract revenues, if any, are expected to fluctuate from quarter to quarter and from year to year, and future contract revenues, if any, cannot be reasonably predicted. The contributing factors to achieving contract revenues include, but are not limited to, achievement of milestones under our current contract, strategic decisions on self-funding certain projects, and future successes, if any, in finalizing new collaborative agreements. We are unable to predict to what extent a termination of our existing contract or new collaborative agreements, if any, would impact overall contract revenues in 2000 and future periods.

         RESEARCH AND DEVELOPMENT EXPENSES for the quarter ended March 31, 2000 were $3.8 million, compared to $5.5 million for the quarter ended March 31, 1999. This decrease reflects a reduction in clinical studies and development expenditures associated with the GlucoWatch system.

         MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES for the quarter ended March 31, 2000 were $1.9 million, compared to $1.0 million for the quarter ended March 31, 1999. The increase is primarily due to expenses incurred for pre-commercialization and other general support activities, and non-cash, stock-based compensation.

         INTEREST INCOME/(EXPENSE), NET. We incurred net interest expense of $0.3 million for the quarter ended March 31, 2000, which was consistent with the net expense of $0.4 million for the quarter ended March 31, 1999.

Liquidity and Capital Resources

         Cash, cash equivalents and investment balances as of March 31, 2000, totaled $32.4 million. Through March 2000 we have received net proceeds of approximately $105.5 million from public offerings of our Common Stock; and we have financed approximately $11.1 million of manufacturing and research equipment under capital loan and lease arrangements. Borrowings under those arrangements are secured by specific Cygnus assets. We have an outstanding bank loan agreement with Silicon Valley Bank that requires monthly principal and interest payments through November 2001, in addition to compliance with various financial covenants. As of March 31, 2000, there was $5.0 million outstanding under this agreement, and borrowings are secured by specific Cygnus assets.

         We have the second Additional Tranche of $3.0 million available under our 1999 Convertible Debenture and Warrant Purchase Agreement, and we have $19.5 million remaining under our 1999 Structured Equity Line Flexible Financing Agreement.

         Net cash used in operating activities for the quarter ended March 31, 2000 was $7.2 million, compared with net cash used of $2.5 million for the quarter ended March 31, 1999. Cash used in operating activities during the quarter ended March 31, 2000 was primarily due to the net loss from continuing operations of $5.1 million, and a decrease in accrued compensation of $1.5 million and deferred revenue of $0.9 million. Cash used in operating activities during the quarter ended March 31, 1999 was primarily due to the Company's net loss of $6.8 million and a decrease in deferred compensation and other long term liabilities of $4.1 million, offset by a decrease in deferred compensation, notes receivable, prepaid expenses and other assets of $4.1 million and in inventories of $0.8 million and an increase in accounts payable and other liabilities of $2.0 million and in deferred revenue of $1.3 million.

         The current level of cash used in operating activities is not necessarily indicative of the level of future cash usage. We expect an increase in operating cash usage for 2000.

         Net cash used in investing activities of $8.8 million for the quarter ended March 31, 2000 resulted primarily from net purchases of investments of $8.2 million and capital expenditures of $0.6 million. Net cash used in investing activities of $0.3 million for the quarter ended March 31, 1999 resulted primarily from capital expenditures of $1.3 million, offset by net maturity and sales of investments of $1.0 million.

         Net cash provided by financing activities of $1.3 million for the quarter ended March 31, 2000 included gross proceeds of $1.0 million from the January 2000 sale of Common Stock under our 1999 Structured Equity Line Flexible Financing Agreement and additional stock proceeds of $1.1 million, offset by long-term debt repayments of $0.8 million. Net cash provided by financing activities of $1.1 million for the quarter ended March 31, 1999 included additional stock proceeds of $2.0 million, offset by long-term debt and capital lease repayments of $0.8 million and $0.1 million, respectively.

         Our long-term capital expenditure requirements will depend upon numerous factors, including, but not limited to: (i) the progress of our research and development programs, (ii) the time required to obtain regulatory approvals, (iii) the resources that we devote to the development of self-funded products, (iv) proprietary manufacturing methods and advanced technologies, (v) our ability to obtain any additional collaborative agreements, (vi) the additional expenditures to support the manufacture of new products, if and when approved, and (vii) possible acquisitions of products and technologies. As we evaluate the progress of our development projects (in particular the GlucoWatch system and our enhanced glucose monitoring products in development), our commercialization plans and the lead time to set up manufacturing capabilities, we may commence long-term planning for another manufacturing site. Nevertheless, we believe that such long-term planning will not result in any material impact on cash flows and liquidity for the next twelve months.

         Based upon current expectations for operating losses and projected short-term capital expenditures, we believe that existing cash, cash equivalents and investments of $32.4 million as of March 31, 2000--when coupled with cash from public financings (including debt or equity financings), any potential collaborations and earnings from investments--will be sufficient to meet our operating expenses, debt servicing and repayments and capital expenditure requirements at least for the next twelve months. However, there can be no assurance that we will not require additional financing, depending upon future business strategies, manufacturing and commercialization efforts, results of clinical trials, management decisions to accelerate certain research and development programs, and other factors.

Impact of Year 2000

         In prior years we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999 we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and we believe these systems successfully responded to the Year 2000 date change. We expensed approximately $150 thousand during 1999 in connection with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products and our internal systems or with the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Risk Factors

         WE WISH TO CAUTION STOCKHOLDERS AND INVESTORS THAT THE FOLLOWING IMPORTANT FACTORS, AMONG OTHERS, IN SOME CASES HAVE AFFECTED, AND IN THE FUTURE COULD AFFECT, OUR ACTUAL RESULTS AND COULD CAUSE OUR ACTUAL RESULTS FOR 2000 AND BEYOND TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF CYGNUS. THE STATEMENTS UNDER THIS CAPTION ARE INTENDED TO SERVE AS CAUTIONARY STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE FOLLOWING INFORMATION IS NOT INTENDED TO LIMIT IN ANY WAY THE CHARACTERIZATION OF OTHER STATEMENTS OR INFORMATION UNDER OTHER CAPTIONS AS CAUTIONARY STATEMENTS FOR SUCH PURPOSE.

We may not receive FDA approval on our products.

         Although in December 1999 the FDA's Clinical Chemistry and Toxicology Devices Panel of the Medical Devices Advisory Committee recommended the GlucoWatch system for approval for sale with three conditions, there can be no assurance that we can meet these conditions or, if we can, that the recommendation of the Advisory Committee will result in the FDA deciding to approve the product. Furthermore, as we seek regulatory approval for enhancements and possible manufacturing changes to the GlucoWatch system through the PMA supplement process, there can be no assurance that such supplements will be approved or that one or more new PMAs will not need to be filed. The timing for approval of PMA supplements could result in substantial delays in the introduction of product enhancements and our capability to manufacture large quantities of AutoSensors at reduced cost. Even if we receive the necessary regulatory approvals for the GlucoWatch system, there can be no assurance that unforeseen problems will not occur in product manufacturing and commercial scale-up or marketing or product distribution. Any such occurrence could significantly delay the commercialization of the GlucoWatch system or prevent its market introduction entirely. Furthermore, even if the

GlucoWatch system is successfully developed, the commercial success of the GlucoWatch system will depend on its acceptance in the market.

Our product pipeline is severely limited.

         With the sale of substantially all of our drug delivery business segment assets to Ortho-McNeil Pharmaceutical, Inc. and the termination of the remaining drug delivery projects, we are now exclusively focused on diagnostic medical devices, initially on a line of frequent, automatic and non-invasive glucose monitoring devices. There is an inherent risk in not having a broad base of products in development and we cannot assure you that we will be successful with this narrow, nondiversified line of products.


We do not have medical device marketing, distribution, manufacturing or sales experience.

         We do not have any experience marketing, distributing, manufacturing or selling medical device products. To successfully market, distribute, manufacture and sell the GlucoWatch system and our other glucose monitoring products under development, we must either develop a more extensive capability for marketing, distributing, manufacturing and sales or enter into arrangements with third parties to market, distribute, manufacture and sell our products. We cannot assure you that we will be able to successfully develop a more extensive marketing, distributing, manufacturing and sales capabilities or that we will enter into acceptable marketing, distributing, manufacturing and sales agreements with third parties. If we maintain our own marketing, distributing, manufacturing and sales capabilities, we will compete with other companies that have experienced and well-funded marketing, distributing, manufacturing and sales operations. If we enter into a marketing arrangement with a third party, any revenues we receive will depend on the third party, and we will likely have to pay a sales commission or similar amount to the third party. We may be unable to successfully commercialize our products after FDA approval or may experience delays in commercialization.

We cannot predict the market acceptance of our products.

         We are focusing our efforts predominantly on a line of frequent, automatic, and non-invasive glucose monitoring devices. No one can predict market acceptance or penetration of such products, given that they are entirely different from any glucose diagnostic product currently on the market. There is a risk in introducing a very new type of product in a market of established finger stick glucose monitors, and we cannot assure you that our products will be accepted or to what degree they will be accepted. Additionally, some of our competitors have announced, and others may be developing, new glucose monitoring devices that are frequent, automatic, and non-invasive (or minimally invasive, semi-invasive or less-invasive). We cannot predict what impact the introduction of competing products will have on our market sales.

We depend on third-party suppliers.

         The GlucoWatch system is manufactured from components purchased from outside suppliers, most of which are our single source for such components. In the event that we are unable, for whatever reason, to obtain these components from our suppliers or that the components obtained from these suppliers do not pass quality standards, we will be required to obtain the components from alternative suppliers. Additionally, we cannot assure you that, in the event a current supplier were unable to meet our component requirements, we would be able to rapidly find another supplier of the particular component or that the alternate supply would be at the same price or have the same lead time. Any interruption in the supply of the GlucoWatch system components or the pricing of these components could have a material effect on our business, financial condition and results of operations.

We face intense competition.

         The medical device industry in general, and the market in which we expect to offer the GlucoWatch system in particular, is intensely competitive. Even if we successfully develop, gain FDA approval for and manufacture the GlucoWatch system, we will compete with other providers of personal glucose monitors. A number of our competitors are currently marketing traditional finger stick glucose monitors. These monitors are widely accepted in the healthcare industry and have long histories of accuracy and effective use. Furthermore, a number of companies have announced that they are developing products that permit less painful or painless, as well as continual or continuous, glucose monitoring. Accordingly, we expect competition to increase. Many of our competitors have substantially greater resources than we do and have greater name recognition and lengthier operating histories in the healthcare industry. We cannot assure you that we will be able to compete effectively against our competitors. Additionally, we cannot assure you that the GlucoWatch system or our other enhanced products under development will replace any currently used devices or systems. Furthermore, we cannot assure you that our competitors will not succeed in developing, even before we develop and commercialize the GlucoWatch system or our other enhanced products under development, devices and technologies that permit more efficient and less expensive glucose monitoring devices. Pharmaceutical or other healthcare companies may also develop therapeutic drugs, treatments or other products that will substantially reduce the prevalence of diabetes or otherwise render our products obsolete.

We depend on proprietary technology.

         Our success depends in large part on our ability to obtain patent protection for our products, preserve our trade secrets and operate without infringing upon the proprietary rights of others, both in the U.S. and abroad. Currently, patent applications in the U.S. are maintained in secrecy until issuance and publication of discoveries in the scientific or patent literature tends to lag behind actual discovery by several months. Thus, we cannot be certain that we were the first to file patent applications on our inventions or that we will not infringe upon third-party patents. We cannot assure you that any patents will issue or will be upheld with respect to any of our patent applications or that any patents will provide competitive advantages for our products or will not be challenged or circumvented by our competitors. We also rely on trade secrets and proprietary know-how that we seek to protect, in part, by confidentiality agreements with our suppliers, employees and consultants. We cannot assure you that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently developed by our competitors. Any litigation, in the U.S. or abroad, as well as foreign opposition and/or domestic interference proceedings, could result in substantial expense to us and significant diversion of effort by our technical and management personnel. We may resort to litigation to enforce our patents or protect trade secrets or know-how, as well as to defend against infringement charges. A negative determination in such proceedings could subject us to significant liabilities or require us to seek licenses from third parties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot assure you that necessary licenses would be available to us on satisfactory terms, if at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling certain of our products, and could materially adversely affect us.

We depend on collaborative arrangements.

         If we commercialize our GlucoWatch system, we will depend upon Yamanouchi Pharmaceutical Co., Ltd. to market and distribute the GlucoWatch system in Japan. We do not have any marketing or distribution agreements for the GlucoWatch system other than the Yamanouchi collaboration. One of our priorities is to establish an alliance or alliances for the commercialization of the GlucoWatch system in North America and Europe. The purpose of such an alliance or alliances is for us to secure certain commercialization functions, such as distribution, sales and customer service. We are in discussions with several companies regarding this objective. Some of the companies are international in scope and would provide the requisite commercialization functions worldwide; however, it is not likely that such a worldwide commercialization partner, if obtained, will be in place before we receive FDA approval, assuming such approval occurs and is in second quarter 2000. There can be no assurance that we will enter into an agreement with a worldwide commercialization partner. Other companies focus on certain geographies and/or certain commercialization functions. We are evaluating out-sourced capabilities for launch without a worldwide commercialization alliance. There can be no assurance that we will be able to out-source certain commercialization capabilities for launch. We cannot assure you that such third parties will not, for competitive reasons, support, directly or indirectly, a company or product that competes with one of our products. Furthermore, any dispute between us and such a third party might require us to initiate or defend against expensive litigation or arbitration proceedings. If such a third party terminates an arrangement, cannot fund or otherwise satisfy its obligations under its arrangements, or significantly disputes or breaches a contractual commitment, then we would likely be required to seek an alternative third party. We cannot assure you that we would be able to reach agreement with a replacement third party. If we were unable to find a replacement third party, we might not be able to perform or fund the activities of the current third party. Even if we were able to perform and fund these activities, our capital requirements would increase substantially. Additionally, we may choose to self-fund certain research and development projects in order to exploit our technologies. If these activities result in a commercial product, they will help our long-term operating results but will negatively affect our short-term operating results. Furthermore, as discussed above, we lack marketing, manufacturing, distribution and sales experience in the medical device field.

Third parties may not reimburse patients, hospitals and physicians for the costs of medical devices.

         Successful commercialization of our products may depend in part on the availability of reimbursement from third-party healthcare payers, such as private insurance plans and the government. There can be no assurance that such reimbursement will be available. Third-party payers are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic and diagnostic products. There can be no assurance that adequate levels of reimbursement will be available to enable us to achieve market acceptance of the GlucoWatch system or other new products under development or to maintain price levels sufficient to realize an appropriate return on our investment. In certain international countries, the period of time needed to obtain such reimbursement can be lengthy. We may delay the launch of our products in certain countries until eligibility for reimbursement is established. This could potentially harm our business, financial condition and results of operations.

We may need additional financing and it may not be available.

         In order to continue to develop our diagnostic products, we will require substantial resources to conduct research and development and clinical trials necessary to bring our products to market and to establish production and marketing capabilities. We may seek additional funding through public or private financings, including debt or equity financings. We may also seek other arrangements, including collaborative arrangements. Any additional equity financings may dilute the holdings of current stockholders. Debt financing, if available, may restrict our ability to issue dividends in the future and take other actions. We may not be able to obtain adequate funds when we need them from financial markets or arrangements with commercialization partners or other sources. Even if funds are available, they may not be on acceptable terms. If we cannot obtain sufficient additional funds, we may have to delay, scale back or eliminate some or all of our research and product development programs or license or sell products or technologies that we would otherwise seek to develop ourselves. We believe that our existing cash, cash equivalents and investments, plus cash from revenues, other fundings (such as financings or potential product funding collaborations), and earnings from investments, will suffice to meet our operating expenses, debt servicing and repayments, and capital expenditure requirements at least for the next twelve months. The amounts and timing of future expenditures will depend on progress of ongoing research and development, results of clinical trials, rates at which operating losses are incurred, executing possible commercialization agreements, developing our products, manufacturing of the GlucoWatch system, the FDA regulatory process, and other factors, many of which are beyond our control.

We are highly leveraged and may be unable to service our debt.

         As of March 31, 2000, we had indebtedness of approximately $46.6 million. The degree to which we are leveraged could materially adversely affect our ability to obtain financing for working capital, commercialization of products or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations depends upon our future performance, which will depend upon financial, business and other factors, many of which are beyond our control. Although we believe our cash flows will be adequate to meet our interest payments, we cannot assure you that we will continue to generate cash flows in the future sufficient to cover our fixed charges or to permit us to satisfy any redemption obligations pursuant to our indebtedness. If we cannot generate cash flows in the future sufficient to cover our fixed charges or to permit us to satisfy any redemption obligations pursuant to our indebtedness, and we cannot borrow sufficient funds either under our credit facilities or from other sources, we may need to refinance all or a portion of our existing debt, to sell all or a portion of our assets, or to sell equity securities. There is no assurance that we could successfully refinance, sell our assets or sell equity securities, or, if we could, we cannot give any assurance as to the amount of proceeds we could realize. In the event of insolvency, bankruptcy, liquidation, reorganization, dissolution or winding-up of our business or upon default or acceleration relating to our debt obligations, our assets will first be available to pay the amounts due under our debt obligations. Holders of Common Stock would only receive the assets remaining, if any, after payment of all indebtedness and any Preferred Stock.

We have incurred substantial losses, have a history of operating losses, have an accumulated deficit and expect continued operating losses.

         We reported a net loss from continuing operations of $5.1 million for the quarter ended March 31, 2000 and have experienced annual operating losses since our inception. We expect to continue to incur operating losses at least until we have significant sales, if we ever do, of the GlucoWatch system. We cannot assure you that we will generate significant revenues or achieve profitability. We do not have experience in manufacturing, marketing or selling our medical device products. Our future development efforts may not result in commercially viable products. We may fail in our efforts to introduce our products or to obtain required regulatory clearances. Our products may never gain market acceptance, and we may never generate revenues or achieve profitability. Our revenues to date have been derived primarily from product development and licensing fees related to our products under development and manufacturing and royalty revenues from our discontinued operations, including Nicotrol--Registered Trademark-- (Pharmacia AB, Stockholm, Sweden) nicotine patch and the Fempatch--Registered Trademark-- (Warner-Lambert Co., Morris Plains, New Jersey) system. As a result of the sale of our drug delivery business, we will no longer receive manufacturing revenue or royalty payments from the Nicotrol patch or the Fempatch system. If we obtain regulatory approvals, we expect that a substantial portion of our future revenues will be derived from sales of the GlucoWatch system and other diagnostic products currently under development.

We may be subject to product liability claims.

         The design, development, manufacture and use of our medical products involve an inherent risk of product liability claims and associated adverse publicity. Producers of medical products may face substantial liability for damages in the event of product failure or allegations that the product caused harm. We currently maintain product liability insurance, but it is expensive and difficult to obtain and may not be available in the future on acceptable terms. We cannot assure you that we will not be subject to product liability claims, that our current insurance will cover any claims, or that adequate insurance will continue to be available on acceptable terms in the future. In the event we are held liable for damages in excess of the limits of our insurance coverage, or if any claim or product recall creates significant adverse publicity, our business, financial condition and results of operations could be materially adversely affected.

We may not be able to retain or hire key personnel.

         Our ability to operate successfully and manage our potential future growth significantly depends upon retaining key scientific, technical, sales, marketing, managerial and financial personnel, and attracting and retaining additional highly qualified scientific, technical, sales, marketing, managerial and financial personnel. We face intense competition for qualified personnel in these areas, and we cannot assure you that we will be able to attract and retain qualified personnel. The loss of key personnel or our inability to hire and retain additional qualified personnel in the future could adversely affect our business, financial condition and operating results.

Our stock price is volatile.

         The trading price of our Common Stock fluctuates substantially in response to factors such as, but not limited to, announcements by us or our competitors of results of regulatory approval filings or clinical trials or testing, developments or disputes governing proprietary rights, technological innovations or new commercial products, government regulatory action, general conditions in the medical technology industry, changes in securities analysts' recommendations, or other events or factors, many of which are beyond our control. In addition, the stock market in general has experienced extreme price and volume fluctuations in recent years and even in recent months that have particularly affected the market prices of many medical technology companies, unrelated to the operating performance of these companies. Fluctuations or decreases in the trading price of our Common Stock may adversely affect the market for our Common Stock. In the past, following periods of volatility in the market price for a company's securities, securities class action litigation often has been instituted. Such litigation could result in substantial costs and a diversion of management attention and resources, which could have a material adverse effect on our business, financial condition and operating results.

Our Restated Certificate of Incorporation and Bylaws have anti-takeover provisions.

         Our Restated Certificate of Incorporation and Bylaws contain several provisions that may make the acquisition of control of Cygnus more difficult or expensive. The Certificate of Incorporation and Bylaws, among other things: (i) provide that directors may be removed only for cause and only upon the affirmative vote of the holders of at least a majority of the outstanding shares of voting stock entitled to vote for such directors, (ii) permit the remaining directors (but not the stockholders, unless the directors so resolve) to fill vacancies and newly created directorships on the Board, (iii) eliminate the ability of stockholders to act by written consent and (iv) require the vote of stockholders holding at least 66 2/3% of the outstanding shares of voting stock to amend, alter or repeal the Bylaws and certain provisions of the Restated Certificate of Incorporation, including the provisions described in (i) through (iv). Such provisions may make the removal of incumbent directors more difficult and time consuming and may have the effect of discouraging a tender offer or other takeover attempt not previously approved by the Board of Directors. Under the Restated Certificate of Incorporation, the Board of Directors also has the authority to issue shares of Preferred Stock in one or more series and to fix the powers, preferences and rights of any such series without stockholder approval. The Board of Directors could, therefore, issue, without stockholder approval, Preferred Stock with voting and other rights that could adversely affect the voting power of the holders of Common Stock and could make it more difficult for a third party to gain control of Cygnus. In addition, we have adopted a Stockholder Rights Plan which, under certain circumstances, would significantly dilute the equity interest of persons seeking to acquire control over us without the prior approval of the Board of Directors.

We do not pay dividends.

         We have never declared or paid cash dividends on our Common Stock. Our current bank term loan agreement precludes us from paying dividends to stockholders. We currently intend to retain any earnings for use in our business and therefore do not anticipate paying any dividends in the future.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 1999.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         None.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       EXHIBITS

         The following exhibits are filed herewith or incorporated by reference:

3.01              Bylaws of the Registrant, as amended.


3.02 Restated Certificate of Incorporation of the Registrant, as amended to date.

4.01 Specimen of Common Stock certificate of the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement Form S-1 No. 33-38363.

4.02 Form of Senior Indenture incorporated herein by reference to Exhibit 4.1 filed with our Registration Statement on Form S-3 (File No. 33-39275) declared effective by the
                  Securities and Exchange Commission on November 12, 1997
                  (the "November 1997 Form S-3").

4.03 Form of Subordinated Indenture incorporated herein by reference to Exhibit 4.2 filed with our November 1997 Form
                  S-3.

4.04 Form of Senior Debt Security (included in Exhibit 4.1) incorporated herein by reference to Exhibit 4.3 filed with our November 1997 Form S-3.

4.05              Form of Subordinated Debt Security (included in Exhibit
                  4.2) incorporated herein by reference to Exhibit 4.4 filed with our November 1997 Form S-3.

4.06 First Supplemental Indenture dated as of February 2, 1998 by and between Cygnus, Inc. and State Street Bank and Trust Company of California, N.A. incorporated by reference to Exhibit 4.5 of our Form 8-K dated February 4, 1998.

4.07              Second Supplemental Indenture, dated as of October 28,
                  1998, by and between Cygnus, Inc. and State Street Bank and
                  Trust Company of California, N.A., to the Indenture dated as of February 3, 1998 and the First Supplemental Indenture dated as of February 3, 1998, incorporated by reference to
                  Exhibit 4.8 of our Form 8-K filed on October 30, 1998.

4.08 Amended and Restated Rights Agreement dated October 27, 1998 between Cygnus, Inc. and ChaseMellon Shareholder Services,
                  L.L.C. (the "Rights Agent" successor to Chemical Trust), which includes the Certificate of Determination for the Series A
                  Junior Participating Preferred Stock as Exhibit A, the form of
                  Rights Certificate as Exhibit B and the Summary of Rights to
                  Purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit 99.2 of the Registrant's Form 8A/A filed on December 14, 1998, Registration No. 0-19962.


4.09              Registration Rights Agreement dated June 30, 1999 between
                  Cygnus, Inc. and Cripple Creek Securities, LLC., incorporated by reference to Exhibit 4.11 of our Form 10-Q for the quarter ended June 30, 1999.


4.10              Registration Rights Agreement dated June 29, 1999 between
                  Cygnus, Inc. and the listed investors on Schedule I thereto, incorporated by reference to Exhibit 4.12 of our Form 10-Q for the quarter ended June 30, 1999.

10.109            Amendment No. 2 to our Structured Equity Line Flexible
                  Financing Agreement.

b)       REPORTS ON FORM 8-K

         We did not file any Reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                CYGNUS, INC.



Date:  April 25, 2000           By:    /s/ John C Hodgman
     -------------------         -----------------------------------
                                              John C Hodgman
                                Chairman, President and Chief Executive Officer
                                      (Principal Executive Officer)


Date:  April 25, 2000           By:   /s/ Craig W. Carlson
     -------------------            -------------------------------------
                                            Craig W. Carlson
                                        Chief Financial Officer
                                     (Principal Accounting Officer)

                                            INDEX OF EXHIBITS


The following exhibits are included herein:


Exhibit 27                 Financial Data Schedule.

Exhibit 3.01               Bylaws of the Registrant, as amended.

Exhibit 3.02 Restated Certificate of Incorporation of the Registrant, as amended to date.

Exhibit 10.109 Amendment No. 2 to our Structured Equity Line Flexible Financing Agreement.