Form 10-Q
period 2000-06-30
CYGNUS INC /DE/
filed 2000-07-28
CIK 870755

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 ---   Exchange Act of 1934 for the quarterly period ended JUNE 30, 2000
                                       or
 ---   Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the Transition Period from     to


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

Yes   X    No
    ----      ---

Number of shares outstanding of each of the registrant's classes of common stock as of July 24, 2000:

Common Stock - 26,278,068 shares

                                                                 Total pages: 24
                                                Page number of exhibit index: 24

                                  CYGNUS, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION                                                                                PAGE NO.
                                                                                                            --------

Item 1:       Financial Statements
              Condensed Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2000 and 1999 (unaudited)....................................................
                                                                                                               2

              Condensed Consolidated Balance Sheets at June 30, 2000 (unaudited) and December 31, 1999....     3

              Condensed Consolidated Statements of Cash Flows for the six-month periods ended June,
              2000 and 1999 (unaudited)...................................................................     4

              Notes to the Condensed Consolidated Financial Statements (unaudited)........................     5

Item 2:       Management's Discussion and Analysis of Financial Condition and Results of Operations.......     7

Item 3:       Quantitative and Qualitative Disclosures About Market Risk..................................    18

PART II. OTHER INFORMATION


Item 1:       Legal Proceedings...........................................................................    19

Item 4:       Submission of Matters to a Vote of Security Holders.........................................    19

Item 6:       Exhibits and Reports on Form 8-K............................................................    20



SIGNATURES................................................................................................    22



                           PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  CYGNUS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (In thousands, except per share data)

                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                               JUNE 30,                         JUNE 30,

                                                        2000              1999            2000             1999
                                                   ------------     -----------       ------------     -----------

Contract revenues                                  $       ----     $       ----      $      1,038     $      ----

Costs and expenses:
    Research and development                             4,553             3,248             8,382           8,755

    Marketing, general and administrative                2,233             1,537             4,141           2,564
                                                   -----------      ------------      ------------     -----------
       Total costs and expenses                          6,786             4,785            12,523          11,319

Loss from operations                                    (6,786)           (4,785)         (11,485)        (11,319)

Interest income/(expense), net                            (469)           (1,460)            (785)         (1,841)
                                                   ------------     -------------     ------------     -----------

Loss from continuing operations before income
    tax                                                 (7,255)           (6,245)         (12,270)        (13,160)
Provision for taxes                                       ----               ----            (100)            ----
                                                   -----------      -------------     ------------     -----------
Loss from continuing operations                        (7,255)            (6,245)         (12,370)        (13,160)

Discontinued operations:
   Income from operations of discontinued
   segment                                               -----             1,253              ----           1,352
                                                   -----------      ------------      ------------     -----------
Net loss                                           $    (7,255)     $     (4,992)     $   (12,370)     $  (11,808)
                                                   ============     =============     ============     ===========
Net loss per share from continuing operations,
    basic and diluted                              $     (0.28)     $      (0.28)     $     (0.48)     $    (0.59)
                                                   ============     =============     ============     ===========

Net income/(loss) per share from discontinued
  segment, basic and diluted                       $      ----      $       0.06      $       ----     $     0.06
                                                   ===========      ============      ============     ==========
Net loss per share, basic and diluted              $     (0.28)     $     (0.22)      $     (0.48)     $    (0.53)
                                                   ============     ============      ============     ===========
Shares used in computation of net loss per
  share, basic and diluted                              26,277            22,632           25,902          22,182
                                                   ===========      ============      ============     ==========


(See accompanying notes.)

                                  CYGNUS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                    JUNE 30,           DECEMBER 31,
                                                                2000 (UNAUDITED)             1999
                                                           ----------------------  ---------------------
ASSETS:
Current assets:

   Cash and cash equivalents                                    $       14,701          $       28,677
   Short-term investments                                               14,829                  10,215
   Trade accounts receivable                                              ----                      62
   Prepaid expenses and other current assets                             1,223                     861
                                                           ----------------------  ---------------------
                Total current assets                                    30,753                  39,815

Equipment and improvements:
   Equipment and improvements, at cost                                   9,615                   8,282
   Construction in progress                                              3,923                   4,417
                                                           ----------------------  ---------------------
                                                                        13,538                  12,699
     Less accumulated depreciation and amortization                     (7,073)                 (6,610)
                                                           ----------------------  ---------------------
                Net equipment and improvements                           6,465                   6,089

   Long-term investments                                                 2,310                    ----
   Other assets                                                            979                   1,072
                                                           ----------------------  ---------------------
                Total Assets                                    $       40,507          $       46,976
                                                           ======================  =====================

LIABILITIES AND NET CAPITAL DEFICIENCY:
Current liabilities:
   Accounts payable                                             $        1,074          $        2,002
   Accrued compensation                                                  1,666                   2,919
   Other accrued liabilities                                               705                     640
   Current portion of deferred revenue                                   -----                     900
   Current portion of long-term debt                                     4,291                   3,243
                                                           ----------------------  ---------------------
                Total current liabilities                                7,736                   9,704

Long-term portion of arbitration obligation                             23,000                  23,000
Long-term portion of debt                                                  437                   3,088
Convertible Debentures, net of discount of  $4,980 in 2000              13,456                  12,084
   and $5,595 in 1999
Other long-term liabilities                                                301                     304

Stockholders' net capital deficiency:
   Common stock                                                             26                      25
   Additional paid-in-capital                                          186,729                 177,576
   Accumulated deficit                                                (191,159)               (178,790)
   Accumulated other comprehensive income                                  (19)                    (15)
                                                           ----------------------  ---------------------
      Net capital deficiency                                            (4,423)                 (1,204)
                                                           ----------------------  ---------------------
           Total liabilities and stockholders' net capital
   deficiency                                                   $       40,507          $       46,976
                                                           ======================  =====================


Note: The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

(See accompanying notes.)

                                  CYGNUS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (In thousands)


                                                                              SIX MONTHS ENDED JUNE 30,
                                                                             2000                  1999
                                                                       ------------------   -------------------
Cash flows from operating activities:
     Net loss                                                             $   (12,370)         $   (11,808)
     Adjustments to reconcile net loss to cash used in
       operating activities:
        Depreciation and amortization                                             558                  927
        Amortization of debt issuance and financing costs and
           debt discount                                                          718                1,088
        Gain on sale of equipment                                                 (59)                  (1)
        Stock based compensation                                                  643                -----
        Net (increase)/decrease in assets                                       (345)                4,103
        Net decrease in liabilities                                            (2,273)              (4,556)
                                                                       ------------------   -------------------
         Net cash used in operating activities                                (13,128)             (10,247)
                                                                       ------------------   -------------------

Cash flows from investing activities:
      Capital expenditures                                                     (1,296)              (2,153)
      Purchases of investments                                                (17,695)              (4,901)
      Proceeds from sale of equipment                                             350                    1
      Maturity and sale of investments                                         10,885               19,119
                                                                       ------------------   -------------------
         Net cash (used in)/provided by investing activities                   (7,756)              12,066
                                                                       ------------------   -------------------

Cash flows from financing activities:
     Issuance of Common Stock                                                   8,511                7,191
     Principal payments of long-term debt                                      (1,603)              (1,621)
     Payment of capital lease obligations                                        ----                 (214)
     Issuance of Convertible Debentures                                          ----               14,000
                                                                       ------------------   -------------------
         Net cash provided by financing activities                              6,908               19,356
                                                                       ------------------   -------------------

Net decrease in cash and cash equivalents                                     (13,976)              21,175
Cash and cash equivalents at beginning of period                               28,677               10,219
                                                                       ==================   ===================
Cash and cash equivalents at end of period                                $    14,701          $    31,394
                                                                       ==================   ===================

(See accompanying notes.)


NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements of Cygnus, Inc. (the "Company," "Cygnus," "us," "we," "our," etc.) as of and for the three-month and six-month periods ended June 30, 2000 and 1999 included herein are unaudited, but they include all adjustments (consisting only of normal recurring adjustments) that the management of Cygnus, Inc. believes necessary for a fair presentation of the financial position as of the reported dates and the results of operations for the respective periods presented. Interim financial results are not necessarily indicative of results for a full year. The condensed financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 1999 included in our 1999 Annual Report on Form 10-K.

         Effective June 28, 2000, we established Cygnus (UK) Limited, a wholly owned subsidiary of Cygnus, Inc., in the United Kingdom. No material activities or expenses have been incurred to date by the subsidiary.

2.       NET LOSS PER SHARE

         Basic and diluted net loss per share is computed using the weighted average number of shares of Common Stock outstanding. Shares issuable from stock options, warrants and Convertible Debentures outstanding are excluded from the diluted loss-per-share computation, as their effect is anti-dilutive.

3.       COMPREHENSIVE INCOME

         Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by owners and distributions to owners. Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (FAS 130), requires unrealized gains and losses on our available-for-sale securities to be included in other comprehensive income or loss. Unrealized gains or losses for the six-month periods ended June 30, 2000 and 1999 were not material and total comprehensive loss approximated net loss for each of these periods.

4.       NEW ACCOUNTING PRONOUNCEMENT

         In March 2000 the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, Interpretation of APB Opinion No. 25." Interpretation No. 44 clarifies the application of Accounting Principle Board (APB) Opinion No. 25 to certain issues including: (i) the definition of employee for purposes of applying APB Opinion No. 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. In general, Interpretation No. 44 is effective July 1, 2000. We do not expect the adoption of Interpretation No. 44 to have a material effect on our consolidated financial position or results of operations.

5.       FINANCING INSTRUMENTS

         In June 1999 we entered into two financing arrangements: a Convertible Debenture and Warrant Purchase Agreement and a Structured Equity Line Flexible Financing--Service Mark--Agreement. Under the Convertible Debenture and Warrant Purchase Agreement, convertible debentures having a principal amount of $14.0 million were issued at a conversion price of $12.705 per share and a due date of June 29, 2004. The Agreement also provided for an additional $6.0 million, composed of two $3.0 million tranches and, in September 1999, we received $3.0 million in gross proceeds from the issuance of the first additional tranche having a conversion price of $11.8663 and also due September 29, 2004. Thus, the $3.0 million second additional tranche is available under this financing instrument.

         The second financing arrangement, the Structured Equity Line Flexible Financing Agreement, originally had a maximum aggregate issue price of $30.0 million over a two-year commitment period and allows us, at our sole discretion, to sell Common Stock over this period. In 1999 we received proceeds of approximately $9.5 million from the original $30.0 million. In May 2000 the Equity Line was amended to increase the maximum aggregate issue price by an additional $30.0 million to a total of $60.0 million, to issue warrants to purchase up to 600,000 shares of Common Stock, to replace the calculation used to determine the per share price with a formula more favorable to the Company, and to extend the Commitment Period. In the first quarter of 2000, we received approximately $1.0 million and, in the second quarter of 2000, we received approximately $5.5 million. These proceeds resulted from the sale of approximately 59 thousand and 459 thousand shares of Common Stock pursuant to the Equity Line in the above corresponding periods. Thus, to date we have received $16.0 million and have $44.0 available under the amended Equity Line agreement.

         Five-year warrants have been issued under both of these financing instruments. In conjunction with the Convertible Debenture, warrants to purchase approximately 656 thousand shares of Common Stock at an exercise price of $13.86 per share and 139 shares of Common Stock at an exercise price of $16.18 per share, respectively, were issued in 1999. At the dates of grant, the fair values ascribed to these warrants were approximately $5.5 million and $1.1 million, respectively, based on a Black-Scholes valuation model, and these amounts are being amortized as additional interest expense over the term of the debt. We recorded amortization of $0.3 million for the three months ended June 30, 2000 and $0.6 million for the six months ended June 30, 2000. As of June 30, 2000, the unamortized fair value amounted to $5.3 million. In conjunction with the Equity Line, in January 2000 we issued warrants to purchase 95 thousand shares of Common Stock at $11.51 per share.

6.    STATEMENTS OF CASH FLOWS DATA


                                                                                   Six months ended
                                                                             June 30, 2000    June 30, 1999
                                                                          ------------------------------------
                                                                                    (In thousands)
         Supplemental disclosure of cash flows information
         Foreign tax paid                                                    $        100       $      ----

         Supplemental schedule of non-cash investing and
            financing activities
         Conversion of principal and related interest of Senior
            Subordinated Convertible Notes into Common Stock                 $       ----       $    10,267

         Fair value of the Common Stock Warrants issued to
            certain Investors in connection with the Convertible
            Debenture                                                        $       ----       $     6,515


7.       DISCONTINUED OPERATIONS

         On December 15, 1999, we completed the sale of substantially all of our drug delivery business segment assets to Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson company. The drug delivery business has been accounted for as a discontinued operation and the prior periods' financial statements have been restated to report only continuing operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, THOSE SPECIFICALLY IDENTIFIED AS SUCH, THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT, INCLUDING WITHOUT LIMITATION STATEMENTS REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN THE "RISK FACTORS" CONTAINED IN THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q.

General

         We are engaged in the development and manufacture of diagnostic medical devices, utilizing proprietary technologies to satisfy unmet medical needs cost effectively. Our current efforts are primarily focused on the GlucoWatch--Registered Trademark--system and enhancements thereto. The GlucoWatch system is a frequent, automatic and non-invasive glucose monitoring device intended for detecting trends and tracking patterns of glucose levels in adults, 18 years and older, who have diabetes. Our GlucoWatch system, with its durable biographer and consumable AutoSensor, represents a potential advance in glucose monitoring technology, as compared to the currently prevailing "finger stick" blood monitoring methods. The GlucoWatch system is designed to measure glucose frequently, automatically and non-invasively through the ease and convenience of a device worn like a wristwatch. The device is intended for use at home and in healthcare facilities to supplement, not replace, information obtained from standard blood glucose monitoring devices. In 1999 we sold substantially all of our drug delivery business to Ortho-McNeil Pharmaceutical, Inc. and chose to focus on diagnostic medical devices, the first of which is a glucose monitoring system.

         In mid-1998 we established product specifications and manufacturing processes for the GlucoWatch system that the United States Food and Drug Administration (FDA) is currently reviewing. Since that time, we have developed, and continue to develop, a number of enhancements to the GlucoWatch system and our manufacturing processes. Certain of these product and manufacturing enhancements will be submitted to the FDA in the form of one or more supplements to our existing premarket approval (PMA) application shortly after PMA approval, assuming the FDA approves our existing PMA. Future supplements will include enhancements such as increasing product performance, increasing user convenience, increasing manufacturing capacity, and lowering manufacturing costs. We are in the early developmental stages for a future telemetric product that allows greater flexibility in the location of the glucose extraction component and a new form of the monitor that stores and displays glucose data. There have been no sales of our glucose monitoring systems to date; however, on December 6, 1999, we received a unanimous recommendation for approval of our PMA for the GlucoWatch system from the FDA's Clinical Chemistry and Clinical Toxicology Devises Panel of the Medical Devices Advisory Committee, subject to certain conditions, and in May 2000 we received an approvable letter from the FDA for our GlucoWatch biographer. An approvable letter means that the FDA has reviewed our PMA application, as well as its own Advisory Committee's report and recommendation, and that the FDA believes it will approve the application, pending specific final conditions. The conditions stated relate to manufacturing, final printed labeling materials, and post-market evaluations of certain aspects of product performance.

         After FDA approval, we anticipate introducing the GlucoWatch biographer initially on a limited basis to 100-200 patients selected by 10-15 physicians. We also expect to begin clinical trials with adolescents and children. In addition, we plan to initiate professional education programs to introduce our technology to physicians and other diabetes healthcare professionals. Concurrently, before the GlucoWatch biographer can be made broadly available, our large-scale production equipment and facility must be qualified and validated, then submitted to the FDA for approval. For this product category, it is a common sequence to seek approval for commercial-scale manufacturing after a PMA application is approved. We anticipate an FDA approval decision for our large-scale manufacturing in the first part of 2001. Also, in December 1999, we received a CE Certificate for the GlucoWatch system, indicating that the product has met the essential requirements and other criteria of the European Community Directive 93/42/ECC, Annex V, Section 3.2. The CE Certificate is required for selling products in the European Community. Our GlucoWatch system is a revolutionary product, and its commercialization will depend on successful implementation of manufacturing, sales, marketing and reimbursement plans.

         In March 2000 we entered into a Supply Agreement with Sanmina Medical Products Division, a division of Sanmina Corporation, for the manufacture of our GlucoWatch biographer.

         In June 2000 we entered into a Supply Agreement with E.I. du Pont de Nemours and Company ("DuPont") for the supply of thick film materials for our GlucoWatch biographer. A key component of the GlucoWatch biographer is the sensor, which Cygnus developed with DuPont's materials. This new agreement replaces and supercedes both the Detection of Analytes Product Development and License Agreement and the separate Supply Agreement previously entered into between the parties on June 19, 1998.

         In June 2000 the Board of Directors of the Company adopted a formal written Audit Committee Charter specifying the scope of its Audit Committee's responsibilities and the means by which it carries out those responsibilities. The Charter was adopted in accordance with the new applicable Securities and Exchange Commission regulations and Nasdaq Marketplace Rules that require companies to adopt a formal written charter.

         In June 2000 we established Cygnus (UK) Limited, a wholly owned subsidiary of Cygnus, Inc., in the United Kingdom for the potential introduction of the GlucoWatch biographer into the United Kingdom and other European countries.

         On December 15, 1999, we completed the sale of substantially all of our drug delivery business segment assets to Ortho-McNeil Pharmaceutical, Inc. ("Ortho-McNeil"), a Johnson & Johnson company. Under the terms of our agreement with Ortho-McNeil, we received $20 million in cash at closing, and Ortho-McNeil was subject to paying up to an additional $55 million in cash, contingent on the achievement of certain milestones. The contingent payments relate to the achievement of certain technical, regulatory and commercialization milestones related to the EVRA--Trademark--(Johnson & Johnson, New Brunswick, New Jersey) transdermal contraceptive patch. Because the initial milestone was not achieved, we are now eligible to receive up to $50 million in these contingent milestones between 2000 and 2006; however, because the achievement of these milestones is not within our control, we cannot predict the likelihood or timing of these contingent payments.

         Our results of operations vary significantly from year to year, and from quarter to quarter, and in the past have depended on, among other factors, the nature of activities pursued and the level of expenses incurred, and the signing of new agreements and the timing of recognizing payment amounts specified thereunder. The level of revenues in any given period is not necessarily indicative of expected revenues for future periods. We have incurred net losses each year since our inception and do not believe we will achieve profitability in 2000. At June 30, 2000 our accumulated deficit and net capital deficiency were approximately $191.1 million and $4.4 million, respectively.

RESULTS OF OPERATIONS

COMPARISON FOR THE QUARTERS ENDED JUNE 30, 2000 AND 1999

         NO CONTRACT REVENUES were recorded for the quarters ended June 30, 2000 and June 30, 1999. Contract revenues were $1.0 million for the six months ended June 30, 2000, compared to $0.0 million for the six months ended June 30, 1999. The increase in contract revenues for the six months ended June 30, 2000 was primarily due to the amortization of a milestone payment received in 1999 under our collaboration agreement with Yamanouchi Pharmaceutical Co., Ltd. for the commercialization of the GlucoWatch system in Japan. Under the Yamanouchi agreement, we are eligible to receive additional milestone payments prior to commercialization and to receive a percentage of the product's future commercial success in Japan.

         Contract revenues, if any, are expected to fluctuate from quarter to quarter and from year to year, and future contract revenues, if any, cannot be reasonably predicted. The contributing factors to achieving contract revenues include, but are not limited to, strategic decisions on self-funding certain projects, future successes, if any, in finalizing new collaborative agreements and achievement of milestones under our current contract. We are unable to predict to what extent a termination of our existing contract or new collaborative agreements, if any, would impact overall contract revenues in 2000 and future periods.

         RESEARCH AND DEVELOPMENT EXPENSES for the quarter ended June 30, 2000 were $4.6 million compared to $3.2 million for the quarter ended June 30, 1999 and were $8.4 million for the six months ended June 30, 2000, compared to $8.8 million for the six months ended June 30, 1999. This increase in research and development expenses for the quarter ended June 30, 2000 is primarily due to an increase in research activities in connection with the development and testing of a higher capacity manufacturing process for the consumable AutoSensor.

         MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES for the quarter ended June 30, 2000 were $2.2 million, compared to $1.5 million for the quarter ended June 30, 1999 and were $4.1 million for the six months ended June 30, 2000, compared to $2.6 million for the six months ended June 30, 1999. The increase is primarily due to expenses incurred for pre-commercialization and other general support activities, and non-cash, stock-based compensation.

         INTEREST INCOME/(EXPENSE), NET for the quarter ended June 30, 2000 were $(0.5) million compared to $(1.5) million for the quarter ended June 30, 1999 and were $(0.8) million for the six months ended June 30, 2000, compared to $(1.8) million for the six months ended June 30, 1999. The decrease in net interest expense is due primarily to the June 1999 write-down of the remaining unamortized debt issuance costs associated with the Senior Subordinated Convertible Notes Agreement entered into in February 1998. In addition, interest income earned for the quarter and six months ended June 30, 2000 increased in conjunction with the higher average year 2000 cash, cash equivalents and investment balances.

LIQUIDITY AND CAPITAL RESOURCES

         Cash, cash equivalents and investment balances as of June 30, 2000 totaled $31.8 million. Through June 2000 we have received net proceeds of approximately $111.4 million from public offerings of our Common Stock, and we have financed approximately $11.1 million of manufacturing and research equipment under capital loan and lease arrangements. Borrowings under those arrangements are secured by specific Cygnus assets. We have an outstanding bank loan agreement with Silicon Valley Bank that requires monthly principal and interest payments through November 2001, in addition to compliance with various financial covenants. As of June 30, 2000, there was $4.4 million outstanding under this agreement, and borrowings are secured by specific Cygnus assets.

         We have the second Additional Tranche of $3.0 million available under our 1999 Convertible Debenture and Warrant Purchase Agreement, and we have $44.0 million available under our amended 1999 Structured Equity Line Flexible Financing Agreement.

         Net cash used in operating activities for the six months ended June 30, 2000 was $13.1 million, compared with net cash used of $10.2 million for the six months ended June 30, 1999. Cash used in operating activities during the six months ended June 30, 2000 was primarily due to the net loss of $12.4 million from continuing operations.

         The current level of cash used in operating activities is not necessarily indicative of the level of future cash usage. We expect an increase in operating cash usage for 2000.

         Net cash used in investing activities of $7.8 million for the six months ended June 30, 2000 resulted primarily from net purchases of investments of $6.8 million and capital expenditures of $0.9 million. Net cash provided by investing activities of $12.1 million for the six months ended June 30, 1999 resulted primarily from net sales of investments of $14.2 million, offset by capital expenditures of $2.1 million.

         Net cash provided by financing activities totalled $6.9 million for the six months ended June 30, 2000 and included net proceeds of $6.3 million from the sales of Common Stock under our 1999 Structured Equity Line Flexible Financing Agreement and additional stock proceeds of $2.2 million, offset by long-term debt repayments of $1.6 million. Net cash provided by financing activities of $19.4 million for the six months ended June 30, 1999 included gross proceeds of $14.0 million and $4.0 million from the June 1999 issuance of 8.5% Convertible Debentures and from the sale of Common Stock under the Equity Line, respectively, and additional stock proceeds of $3.2 million, offset by long-term debt and capital lease repayments of $1.6 million and $0.2 million, respectively.

         Our long-term capital expenditure requirements will depend upon numerous factors, including, but not limited to: (i) the progress of our research and development programs, (ii) the time required to obtain regulatory approvals, (iii) the resources that we devote to the development of self-funded products, proprietary manufacturing methods and advanced technologies, (iv) our ability to obtain any additional collaborative agreements, (v) the additional expenditures to support the manufacture of new products, if and when approved, and (vii) possible acquisitions of products and technologies. As we evaluate the progress of our development projects (in particular the GlucoWatch system and our enhanced glucose monitoring products in development), our commercialization plans and the lead time to set up manufacturing capabilities, we may commence long-term planning for another manufacturing site. Nevertheless, we believe that such long-term planning will not result in any material impact on cash flows and liquidity for the next twelve months.

         Based upon current expectations for operating losses and projected short-term capital expenditures, we believe that existing cash, cash equivalents and investments of $31.8 million as of June 30, 2000--when coupled with cash available from public financings (including debt or equity financings), any potential collaborations and earnings from investments--will be sufficient to meet our operating expenses, debt servicing and repayments and capital expenditure requirements at least for the next twelve months. However, there can be no assurance that we will not require additional financing, depending upon future business strategies, manufacturing and commercialization efforts, results of clinical trials, management decisions to accelerate certain research and development programs, and other factors.

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

WE MAY NOT RECEIVE REGULATORY APPROVAL ON OUR PRODUCTS FROM THE FDA AND/OR FOREIGN AGENCIES.

         Although in May 2000 we received an approvable letter from the FDA for our GlucoWatch biographer, there can be no assurance that we can meet the pending specific final conditions or, if we can, that the FDA will approve the product. Furthermore, as we seek regulatory approval for enhancements and possible manufacturing changes to the GlucoWatch system through the PMA supplement process, there can be no assurance that such supplements will be approved or that one or more new PMAs will not need to be filed. The timing for approval of PMA supplements could result in substantial delays in the introduction of product enhancements and our ability to manufacture large quantities of AutoSensors at reduced cost. Even if we receive the necessary regulatory approvals for the GlucoWatch system, there can be no assurance that unforeseen problems will not occur in product manufacturing, commercial scale-up, marketing or product distribution. Any such occurrence could significantly delay the commercialization of the GlucoWatch system or prevent its market introduction entirely. The regulatory requirements and procedures vary on a country-by-country basis, and we may not be able to obtain regulatory approval in certain countries. Furthermore, even if the GlucoWatch system is successfully developed, the commercial success of the GlucoWatch system will depend on its acceptance in the market.

OUR PRODUCT PIPELINE IS SEVERELY LIMITED.

         With the sale of substantially all of our drug delivery business segment assets to Ortho-McNeil Pharmaceutical, Inc. and the termination of the remaining drug delivery projects, we are now exclusively focused on diagnostic medical devices, initially on a line of frequent, automatic and non-invasive glucose monitoring devices. There is an inherent risk in not having a broad base of products in development, and we cannot assure you that we will be successful with this narrow, nondiversified line of products.


WE DO NOT HAVE MEDICAL DEVICE MARKETING, DISTRIBUTION, MANUFACTURING OR SALES EXPERIENCE.

         We do not have any experience marketing, distributing, manufacturing or selling medical device products. To successfully market, distribute, manufacture and sell the GlucoWatch system and our other glucose monitoring products under development, we must either develop a more extensive capability for marketing, distributing, manufacturing and sales or enter into arrangements with third parties to market, distribute, manufacture and sell our products. We cannot assure you that we will be able to successfully develop more extensive marketing, distributing, manufacturing and sales capabilities on our own or that we will enter into acceptable marketing, distributing, manufacturing and sales agreements with third parties. If we maintain our own marketing, distributing, manufacturing and sales capabilities, we will compete with other companies that have experienced and well-funded marketing, distributing, manufacturing and sales operations. If we enter into a marketing arrangement with a third party, any revenues we receive will depend on the third party, and we will likely have to pay a sales commission or similar amount to the third party. In summary, we may be unable to successfully commercialize our products after FDA approval or may experience delays in commercialization.

WE MAY NOT BE ABLE TO ENTER INTO AGREEMENTS NECESSARY FOR COMMERCIALIZATION OF PRODUCTS.

         One of our priorities is to establish an alliance or alliances for the commercialization of the GlucoWatch system in North America and Europe. We do not have any marketing or distribution agreements for the GlucoWatch system other than the Yamanouchi collaboration in Japan. The purpose of necessary alliances is for us to secure certain commercialization functions, such as distribution, sales and customer service. We are in discussions with several companies regarding this objective. Some of the companies are international in scope and would provide the requisite commercialization functions worldwide; however, even if a worldwide commercialization partner is obtained, this may not occur until after our large-scale manufacturing process is approved by the FDA. There can be no assurance that we will enter into an agreement with a worldwide commercialization partner. Other companies focus on certain geographies and/or certain commercialization functions. We are evaluating out-sourced capabilities for launch without a worldwide commercialization alliance. There can be no assurance that we will be able to out-source certain commercialization capabilities for launch. We cannot assure you that third parties performing such out-sourced capabilities will not, for competitive reasons, support, directly or indirectly, a company or product that competes with one of our products. Furthermore, any dispute between us and such a third party might require us to initiate or defend against expensive litigation or arbitration proceedings. If such a third party terminates an arrangement, cannot fund or otherwise satisfy its obligations under its arrangements, or significantly disputes or breaches a contractual commitment, then we would likely be required to seek an alternative third party. We cannot assure you that we would be able to reach agreement with a replacement third party. If we were unable to find a replacement third party, we might not be able to perform or fund the activities of the current third party. Even if we were able to perform and fund these activities, our capital requirements would increase substantially. Additionally, we may choose to self-fund certain research and development projects in order to exploit our technologies. If these activities result in a commercial product, they will help our long-term operating results but will negatively affect our short-term operating results. Furthermore, as discussed above, we lack marketing, manufacturing, distribution and sales experience in the medical device field.

THIRD PARTIES MAY NOT REIMBURSE PATIENTS, HOSPITALS AND PHYSICIANS FOR THE COSTS OF MEDICAL DEVICES.

         Successful commercialization of our products may depend in part on the availability of reimbursement from third-party healthcare payers, such as private insurance plans and the government. We plan to conduct outcome studies for reimbursement, however, there can be no assurance that such reimbursement will be available or in what time frame. Third-party payers are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic and diagnostic products. There can be no assurance that adequate levels of reimbursement will be available to enable us to achieve market acceptance of the GlucoWatch system or other new products under development or to maintain price levels sufficient to realize an appropriate return on our investment. In both the US and foreign countries, the period of time needed to obtain such reimbursement can be lengthy. We may delay the launch of our products in certain countries until eligibility for reimbursement is established. This could potentially harm our business, financial condition and results of operations.

WE CANNOT PREDICT THE MARKET ACCEPTANCE OF OUR PRODUCTS.

         We are focusing our efforts predominantly on a line of frequent, automatic, and non-invasive glucose monitoring devices. No one can predict market acceptance or penetration of such products, given that they are entirely different from any glucose diagnostic products currently on the market. There is a risk in introducing a very new type of product in a market of established finger stick glucose monitors, and we cannot assure you that our products will be accepted or to what degree they will be accepted. Additionally, some of our competitors have announced, and others may be developing, new glucose monitoring devices that are frequent, automatic, and non-invasive (or minimally invasive, semi-invasive or less-invasive). We cannot predict what impact the introduction of competing products will have on our market sales. Furthermore, market acceptance is also influenced by the level of reimbursement, if any.

WE FACE INTENSE COMPETITION.

         The medical device industry in general, and the market in which we expect to offer the GlucoWatch system in particular, is intensely competitive. Even if we successfully develop, gain FDA approval for and manufacture the GlucoWatch system, we will compete with other providers of personal glucose monitors. A number of our competitors are currently marketing traditional finger stick glucose monitors. These monitors are widely accepted in the healthcare industry and have long histories of acceptable accuracy and effective use. Furthermore, a number of companies have announced that they are developing products that permit less-painful or painless, as well as continual or continuous, glucose monitoring. Accordingly, we expect competition to increase. Many of our competitors have substantially greater resources than we do and have greater name recognition and lengthier operating histories in the healthcare industry. We cannot assure you that we will be able to compete effectively against our competitors. Additionally, we cannot assure you that the GlucoWatch system or our other enhanced products under development will replace any currently used devices or systems. Furthermore, we cannot assure you that our competitors will not succeed in developing, even before we develop or commercialize the GlucoWatch system or our other enhanced products under development, devices and technologies that permit more efficient and less expensive glucose monitoring devices. Pharmaceutical or other healthcare companies may also develop therapeutic drugs, treatments or other products that will substantially reduce the prevalence of diabetes or otherwise render our products obsolete.

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

WE ARE HIGHLY LEVERAGED AND MAY BE UNABLE TO SERVICE OUR DEBT.

         As of June 30, 2000, we had indebtedness of approximately $46.2 million. The degree to which we are leveraged could materially adversely affect our ability to obtain financing for working capital, commercialization of products or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations depends upon our future performance, which will depend upon financial, business and other factors, many of which are beyond our control. Although we believe our cash flows will be adequate to meet our interest payments, we cannot assure you that we will continue to generate cash flows in the future sufficient to cover our fixed charges or to permit us to satisfy any redemption obligations pursuant to our indebtedness. If we cannot generate cash flows in the future sufficient to cover our fixed charges or to permit us to satisfy any redemption obligations pursuant to our indebtedness, and we cannot borrow sufficient funds either under our credit facilities or from other sources, we may need to refinance all or a portion of our existing debt, to sell all or a portion of our assets, or to sell equity securities. There is no assurance that we could successfully refinance, sell our assets or sell equity securities, or, if we could, we cannot give any assurance as to the amount of proceeds we could realize. In the event of insolvency, bankruptcy, liquidation, reorganization, dissolution or winding-up of our business or upon default or acceleration relating to our debt obligations, our assets will first be available to pay the amounts due under our debt obligations. Holders of Common Stock would only receive the assets remaining, if any, after payment of all indebtedness and Preferred Stock, if any.

WE HAVE INCURRED SUBSTANTIAL LOSSES, HAVE A HISTORY OF OPERATING LOSSES, HAVE AN ACCUMULATED DEFICIT AND EXPECT CONTINUED OPERATING LOSSES.

         We reported a net loss from continuing operations of $12.4 million for the six months ended June 30, 2000 and have experienced annual operating losses since our inception. We expect to continue to incur operating losses at least until we have significant sales, if we ever do, of the GlucoWatch system. We cannot assure you that we will generate significant revenues or achieve profitability. We do not have experience in manufacturing, marketing or selling our medical device products. Our future development efforts may not result in commercially viable products. We may fail in our efforts to introduce our products or to obtain required regulatory clearances. Our products may never gain market acceptance, and we may never generate revenues or achieve profitability. Our revenues to date have been derived primarily from product development and licensing fees related to our products under development and manufacturing and royalty revenues from our discontinued operations, including Nicotrol--Registered Trademark--(Pharmacia AB, Stockholm, Sweden) nicotine patch and the Fempatch--Registered Trademark--(Warner-Lambert Co., Morris Plains, New Jersey) system. As a result of the sale of our drug delivery business, we will no longer receive manufacturing revenue or royalty payments from the Nicotrol patch or the Fempatch system. If we obtain regulatory approvals, we expect to significantly increase our level of expenditures for sales, marketing and general and administrative activities in connection with product commercialization, and these expenditures will precede commercial revenues, if any.

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

OUR RESTATED CERTIFICATE OF INCORPORATION AND OUR BYLAWS HAVE ANTI-TAKEOVER PROVISIONS.

         Our Restated Certificate of Incorporation and our Bylaws contain several provisions that may make the acquisition of control of Cygnus more difficult or expensive. The Certificate of Incorporation and the Bylaws, among other things: (i) provide that directors may be removed only for cause and only upon the affirmative vote of the holders of at least a majority of the outstanding shares of voting stock entitled to vote for such directors, (ii) permit the remaining directors (but not the stockholders, unless the directors so resolve) to fill vacancies and newly created directorships on the Board,
(iii) eliminate the ability of stockholders to act by written consent and (iv) require the vote of stockholders holding at least 66 2/3 % of the outstanding shares of voting stock to amend, alter or repeal the Bylaws and certain provisions of the Restated Certificate of Incorporation, including the provisions described in (i) through (iv). Such provisions may make the removal of incumbent directors more difficult and time consuming and may have the effect of discouraging a tender offer or other takeover attempt not previously approved by the Board of Directors. Under the Restated Certificate of Incorporation, the Board of Directors also has the authority to issue shares of Preferred Stock in one or more series and to fix the powers, preferences and rights of any such series without stockholder approval. The Board of Directors could, therefore, issue, without stockholder approval, Preferred Stock with voting and other rights that could adversely affect the voting power of the holders of Common Stock and could make it more difficult for a third party to gain control of Cygnus. In addition, we have adopted a Stockholder Rights Plan which, under certain circumstances, would significantly dilute the equity interest of persons seeking to acquire control over us without the prior approval of the Board of Directors.

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

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         None.

ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 9, 2000 our Annual Meeting of Stockholders was held. The following Directors were re-elected at this meeting:


                  DIRECTORS                           IN FAVOR           WITHHELD

                  Frank T. Cary                          21,806,078            700,743
                  John C Hodgman                         21,878,722            628,099
                  Andre F. Marion                        21,886,006            620,815
                  Richard G. Rogers                      21,840,408            666,413
                  Walter B. Wriston                      21,809,673            697,148


Other matters voted upon:

                                                                               VOTES
                                                --------------------------------------------------------------------
                                                                                                        BROKER
                                                  AFFIRMATIVE        NEGATIVE          ABSTAIN         NON-VOTES

To approve an amendment to the 1991 Employee
Stock Purchase Plan to increase the number of
shares of Common Stock authorized for                11,322,813         1,424,635          124,116        9,635,257
issuance over the term of the Purchase Plan
by 700,000 shares.

To  approve  an  amendment  to the 1999  Stock
Incentive  Plan  to  increase  the  number  of        6,973,359         5,748,326          149,879        9,635,257
shares  of   Common   Stock   authorized   for
issuance    thereunder    by   an   additional
2,000,000 shares.

To re-appoint Ernst & Young LLP to serve as          22,389,161            66,389           51,271                0
the Company's independent auditors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       EXHIBITS

         The following exhibits are filed herewith or incorporated by reference:


3.01 Bylaws of Cygnus, Inc., as amended, incorporated by reference to Exhibit 3.01 of our Form 10-Q for the quarter ended March 31, 2000.


3.02 Restated Certificate of Incorporation of Cygnus, Inc., as amended to date, incorporated by reference to Exhibit 3.02 of our Form 10-Q for the quarter ended March 31, 2000.


4.01 Specimen of Common Stock certificate of Cygnus, Inc., incorporated by reference to Exhibit 4.1 of our Registration Statement Form S-1 No. 33-38363.


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


4.06 First Supplemental Indenture, dated as of February 2, 1998 by and between Cygnus, Inc. and State Street Bank and Trust Company of California, N.A. incorporated by reference to
                  Exhibit 4.5 of our Form 8-K dated February 4, 1998.


4.07 Second Supplemental Indenture, dated as of October 28, 1998, by and between Cygnus, Inc. and State Street Bank and Trust Company of California, N.A. to the Indenture dated as of February 3, 1998 and the First Supplemental Indenture dated as of February 3, 1998, incorporated by reference to Exhibit 4.8 of our Form 8-K filed on October 30, 1998.


4.08 Amended and Restated Rights Agreement dated October 27, 1998 between Cygnus, Inc. and ChaseMellon Shareholder Services, LLC (the "Rights Agent" successor to Chemical Trust), which includes the Certificate of Determination for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit 99.2 of our Form 8A/A filed on December 14, 1998, Registration No. 0-19962.

4.09 Registration Rights Agreement dated June 30, 1999 between Cygnus, Inc. and Cripple Creek Securities, LLC, incorporated by reference to Exhibit 4.11 of our Form 10-Q for the quarter ended June 30, 1999.


4.10 Registration Rights Agreement dated June 29, 1999 between Cygnus, Inc. and the listed investors on Schedule I thereto, incorporated by reference to Exhibit 4.12 of our Form 10-Q for the quarter ended June 30, 1999.

10.109 Amendment No. 2 to Structured Equity Line Flexible Financing Agreement between Cygnus, Inc. and Cripple Creek Securities, LLC, dated March 27, 2000, incorporated by reference to
                  Exhibit 10.109 of our Form 10-Q for the quarter ended March 31, 2000.

10.110 Amendment No. 3 to our Structured Equity Line Flexible Financing Agreement between Cygnus, Inc. and Cripple Creek Securities, LLC, dated May 9, 2000.

*10.207 Supply Agreement between Cygnus, Inc. and Sanmina Medical Products Division, a division of Sanmina Corporation, dated March 1, 2000.

*10.208 Supply Agreement between Cygnus, Inc. and E.I. du Pont de Nemours and Company, dated June 23, 2000.

27.0              Financial Data Schedule

-----------------
*A confidential treatment request has been applied for or granted with respect to a portion of this document.

b)       REPORTS ON FORM 8-K

         We filed one Report on Form 8-K during the quarter ended June 30, 2000.

         On May 17, 2000, we filed a Current Report on Form 8-K reporting under
         Item 5 that we received an approvable letter on May 8, 2000 from the FDA for Cygnus' GlucoWatch biographer. We also announced that pending FDA approval, we anticipate introducing the GlucoWatch biographer on a limited basis.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CYGNUS, INC.



 Date:    JULY 27, 2000                By:                  /S/ JOHN C HODGMAN
      ----------------------               -----------------------------------
                                                            John C Hodgman
                                            Chairman, President and Chief Executive Officer
                                                     (Principal Executive Officer)


 Date:    JULY 27, 2000                By:                  /S/ CRAIG W. CARLSON
      ----------------------               -------------------------------------
                                                           Craig W. Carlson
                                                        Chief Financial Officer
                                                    (Principal Accounting Officer)


                                INDEX OF EXHIBITS


The following exhibits are included herein:


Exhibit 10.110 Amendment No. 3 to the Structured Equity Line Flexible Financing Agreement between Cygnus, Inc. and Cripple Creek Securities, LLC.

Exhibit 10.207 Supply Agreement between Cygnus, Inc. and Sanmina Medical Products Division, a division of Sanmina Corporation.

Exhibit 10.208 Supply Agreement between Cygnus, Inc. and E.I. du Pont de Nemours and Company.


Exhibit 27                 Financial Data Schedule.