Form 10-Q
period 2000-09-30
CYGNUS INC /DE/
filed 2000-10-27
CIK 870755

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2000
                                                         or
       Transition Report Pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934 for the Transition Period from _________ to _______



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

Yes   X    No
    -----     -----

Number of shares outstanding of each of the registrant's classes of common stock as of October 25, 2000:

Common Stock - 27,035,008 shares

                                                                Total pages:  26
                                               Page number of exhibit index:  26

                                  CYGNUS, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION                                                                             Page No.
                                                                                                          --------
Item 1:    Financial Statements

           Condensed Consolidated Statements of Operations for the three-month and nine-month periods
           ended September 30, 2000 and 1999 (unaudited)...............................................     2

           Condensed Consolidated Balance Sheets at September 30, 2000 (unaudited) and December 31,
           1999......................................................................................       3

           Condensed Consolidated Statements of Cash Flows for the nine-month periods ended
           September, 2000 and 1999 (unaudited)......................................................       4

           Notes to the Condensed Consolidated Financial Statements (unaudited)......................       5

Item 2:    Management's Discussion and Analysis of Financial Condition and Results of Operations.....       8

Item 3:    Quantitative and Qualitative Disclosures About Market Risk................................      21

PART II. OTHER INFORMATION


Item 1:    Legal Proceedings.........................................................................      22

Item 6:    Exhibits and Reports on Form 8-K..........................................................      22


SIGNATURES...........................................................................................      25

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  CYGNUS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (In thousands, except per share data)

                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            SEPTEMBER 30,                     SEPTEMBER 30,

                                                       2000              1999            2000             1999
                                                   ------------     -------------     ------------     -----------
Contract revenues                                  $      ----      $       912       $     1,038     $       912

Costs and expenses:
    Research and development                             5,973            3,324            14,355          12,079
    Marketing, general and administrative                3,536              937             7,677           3,501
                                                   ------------     -------------     ------------     -----------
       Total costs and expenses                          9,509            4,261            22,032          15,580

Loss from operations                                    (9,509)          (3,349)          (20,994)        (14,668)

Interest income/(expense), net                            (519)            (761)           (1,304)         (2,601)
                                                   ------------     -------------     ------------     -----------

Loss from continuing operations before income
    tax                                                (10,028)          (4,110)          (22,298)        (17,269)

Provision for taxes                                       ----             (100)             (100)           (100)
                                                   ------------     -------------     ------------     -----------

Loss from continuing operations                        (10,028)          (4,210)          (22,398)        (17,369)

Discontinued operations:
   Income from operations of discontinued
   segment                                               -----               88              ----           1,439
                                                   ------------     -------------     ------------     -----------
Net loss                                           $   (10,028)     $    (4,122)      $   (22,398)     $  (15,930)
                                                   ============     =============     ============     ===========
Net loss per share from continuing operations,
    basic and diluted                              $     (0.38)     $     (0.17)      $     (0.86)     $    (0.76)
                                                   ============     =============     ============     ===========

Net income/(loss) per share from discontinued
  segment, basic and diluted
                                                   $      ----      $      ----       $      ----      $     0.06
                                                   ===========      =============     ============     ==========
Net loss per share, basic and diluted              $     (0.38)     $     (0.17)      $     (0.86)     $    (0.70)
                                                   ============     ============      ============     ===========

Shares used in computation of net loss per
  share, basic and diluted                              26,467           24,196            26,032          22,854
                                                   ===========      ============      ============     ==========


(See accompanying notes.)

                                  CYGNUS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                    SEPTEMBER 30,         DECEMBER 31,
                                                                        2000                   1999
                                                               ----------------------  ---------------------
                                                                    (UNAUDITED)
                                                               ----------------------  ---------------------
  ASSETS:
  Current assets:
     Cash and cash equivalents                                    $        9,394          $       28,677
     Short-term investments                                               16,229                  10,215
     Trade accounts receivable                                              ----                      62
     Prepaid expenses and other current assets                               923                     861
                                                               ----------------------  ---------------------
                  Total current assets                                    26,546                  39,815

  Equipment and improvements:
     Equipment and improvements, at cost                                   9,810                   8,282
     Construction in progress                                              4,558                   4,417
                                                               ----------------------  ---------------------
                                                                          14,368                  12,699
       Less accumulated depreciation and amortization                     (7,387)                 (6,610)
                                                               ----------------------  ---------------------
                  Net equipment and improvements                           6,981                   6,089
     Long-term investments                                                 2,569                    ----
     Other assets                                                            933                   1,072
                                                               ----------------------  ---------------------
                  Total assets                                    $       37,029          $       46,976
                                                               ======================  =====================
  LIABILITIES AND NET CAPITAL DEFICIENCY:
  Current liabilities:
     Accounts payable                                             $        1,480          $        2,002
     Accrued compensation                                                  2,389                   2,919
     Other accrued liabilities                                               627                     640
     Current portion of deferred revenue                                    ----                     900
     Current portion of long-term debt                                     3,995                   3,243
                                                               ----------------------  ---------------------
                  Total current liabilities                                8,491                   9,704
                                                               ----------------------  ---------------------

  Long-term portion of arbitration obligation                             23,000                  23,000
  Long-term portion of debt                                                 ----                   3,088
  Convertible Debentures, net of discount of  $4,672 in 2000              14,159                  12,084
     and $5,595 in 1999
  Other long-term liabilities                                                291                     304

  Stockholders' net capital deficiency:
     Common Stock                                                             27                      25
     Additional paid-in-capital                                          192,247                 177,576
     Accumulated deficit                                                (201,188)               (178,790)
     Accumulated other comprehensive income                                    2                     (15)
                                                               ----------------------  ---------------------
        Net capital deficiency                                            (8,912)                 (1,204)
                                                               ----------------------  ---------------------
             Total liabilities and stockholders' net capital
               deficiency                                         $       37,029          $       46,976
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

                                  CYGNUS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (In thousands)

                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                             2000                  1999
                                                                       ------------------   -------------------
Cash flows from operating activities:
     Net loss                                                             $   (22,398)         $   (15,930)
     Adjustments to reconcile net loss to cash used in
       operating activities:
        Depreciation and amortization                                             820                1,335
        Amortization of debt issuance and financing costs and
           debt discount                                                        1,076                1,385
        Gain on sale of equipment                                                 (59)                  (1)
        Stock-based compensation                                                1,026                -----
        Net (increase)/decrease in assets                                         (19)               3,629
        Net decrease in liabilities                                              (837)              (4,652)
                                                                       ------------------   -------------------
         Net cash used in operating activities                                (20,391)             (14,234)
                                                                       ------------------   -------------------

Cash flows from investing activities:
      Capital expenditures                                                     (2,142)              (2,230)
      Purchases of investments                                                (23,691)              (4,901)
      Proceeds from sale of equipment                                             350                    1
      Maturity and sale of investments                                         15,281               19,574
                                                                       ------------------   -------------------
         Net cash (used in)/provided by investing activities                  (10,202)              12,444
                                                                       ------------------   -------------------

Cash flows from financing activities:
     Issuance of Common Stock                                                  13,647               10,130
     Net proceeds from the issuance of Convertible Debentures                    ----               16,514
     Principal payments of Senior Subordinated Convertible Notes
                                                                                 ----              (12,500)
     Principal payments of long-term debt                                      (2,337)              (4,122)
     Payment of capital lease obligations                                        ----                 (326)
                                                                       ------------------   -------------------
         Net cash provided by financing activities                             11,310                9,696
                                                                       ------------------   -------------------

Net decrease in cash and cash equivalents                                     (19,283)               7,906
Cash and cash equivalents at beginning of period                               28,677               10,219
                                                                       ------------------   -------------------
Cash and cash equivalents at end of period                                $     9,394          $    18,125
                                                                       ==================   ===================


(See accompanying notes.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements of Cygnus, Inc. (the "Company," "Cygnus," "us," "we," "our," etc.) as of and for the three-month and nine-month periods ended September 30, 2000 and 1999 included herein are unaudited, but they include all adjustments (consisting only of normal recurring adjustments) that the management of Cygnus, Inc. believes necessary for a fair presentation of the financial position as of the reported dates and the results of operations for the respective periods presented. Interim financial results are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 1999 included in our 1999 Annual Report on Form 10-K.

2.       NET LOSS PER SHARE

         Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding. Shares issuable from stock options, warrants and convertible debentures are excluded from the diluted loss-per-share computation, as their effect is anti-dilutive.

3.       COMPREHENSIVE INCOME

         Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by owners and distributions to owners. Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (FAS 130), requires unrealized gains and losses on our available-for-sale securities to be included in other comprehensive income or loss. Unrealized gains or losses for the nine-month periods ended September 30, 2000 and 1999 were not material and total comprehensive loss approximated net loss for each of these periods.

4.       NEW ACCOUNTING PRONOUNCEMENT

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, establishes methods for recording derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. We are required to adopt SFAS 133 effective January 1, 2001. Because we currently do not hold any derivative instruments and do not engage in hedging activities, we do not currently believe that the adoption of SFAS 133, as amended, will have a significant impact on the consolidated financial position or results of operations.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain areas of the staff's views in applying generally accepted accounting principles to revenue recognition. SAB 101 is required to be adopted by December 31, 2000. We do not expect that the implementation of SAB 101 will have a material effect.

         In March 2000 the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, Interpretation of APB Opinion No. 25." Interpretation No. 44 clarifies the application of Accounting Principle Board (APB) Opinion No. 25 to certain issues including: (i) the definition of "employee" for purposes of applying APB Opinion No. 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. In general, Interpretation No. 44 is effective July 1, 2000. At present, the adoption of Interpretation No. 44 does not have a material effect on our consolidated financial position or results of operations.

5.       FINANCING INSTRUMENTS

         In June 1999 we entered into two financing arrangements: a Convertible Debenture and Warrant Purchase Agreement and a Structured Equity Line Flexible Financing-SM- Agreement ("Equity Line"). Under the Convertible Debenture and Warrant Purchase Agreement, convertible debentures having a principal amount of $14.0 million were issued at a conversion price of $12.705 per share and a due date of June 29, 2004. The Agreement also provided for an additional $6.0 million, composed of two $3.0 million tranches, and in September 1999 we received $3.0 million in gross proceeds from the issuance of the first additional tranche having a conversion price of $11.8663 and due September 29, 2004. The $3.0 million second additional tranche is still available under this financing instrument.

         The second financing arrangement, the Structured Equity Line Flexible Financing Agreement, originally had a maximum aggregate issue price of $30.0 million over a two-year commitment period and allows us, at our sole discretion, to sell common stock over this period. In 1999 we received proceeds of approximately $9.5 million from the original $30.0 million. In May 2000 the Equity Line was amended to increase the maximum aggregate issue price by an additional $30.0 million to a total of $60.0 million, to issue warrants to purchase up to 600,000 shares of common stock, to replace the calculation used to determine the per share price with a formula more favorable to the Company, and to extend the commitment period. In the first quarter of 2000, we received approximately $1.0 million; in the second quarter of 2000, we received approximately $5.5 million; and in the third quarter of 2000, we received approximately $4.0 million. These proceeds resulted from the sale of approximately 59 thousand, 459 thousand and 391 thousand shares of common stock pursuant to the Equity Line in the above corresponding periods. Thus, to date we have received approximately $20.0 million and have $40.0 million available under the amended Structured Equity Line Agreement.

         Five-year warrants have been issued under both of these financing instruments. In conjunction with the Convertible Debenture, warrants to purchase approximately 656 thousand shares of common stock at an exercise price of $13.86 per share and 139 thousand shares of common stock at an exercise price of $16.18 per share were issued in 1999. At the dates of grant, the fair values ascribed to these warrants were approximately $5.5 million and $1.1 million, respectively, based on a Black-Scholes valuation model, and these amounts are being amortized as additional interest expense over the term of the debt. We recorded amortization of $0.3 million for the three months ended September 30, 2000 and $1.0 million for the nine months ended September 30, 2000. As of September 30, 2000, the unamortized fair value amounted to $5.0 million. In conjunction with the Equity Line, in January 2000 we issued warrants to purchase 95 thousand shares of common stock at $11.51 per share.

6.       ARBITRATION OBLIGATION

         We have an accrued liability of $23 million relating to an arbitration settlement agreement with Sanofi~Synthelabo. We have issued to Sanofi~Synthelabo a convertible promissory note in the principal amount of $6 million, payable in full in December 2001. In addition, we are obligated to make a payment of $2 million in December 2001, and payments of $3 million, $4 million, $4 million and $4 million due December 2002 through 2005, respectively.

7.    STATEMENTS OF CASH FLOWS DATA

                                                                                      Nine months ended
                                                                             September 30,        September 30,
                                                                                2000                  1999
                                                                          -------------------------------------
                                                                                     (In thousands)
         Supplemental disclosure of cash flows information
         Foreign tax paid                                                    $        100       $       100

         Supplemental schedule of non-cash investing and financing
            activities
         Conversion of principal and related interest of Senior
            Subordinated Convertible Notes into Common Stock                 $       ----      $     10,267
         Fair value of the Common Stock Warrants issued to certain
            Investors in connection with the Convertible Debenture           $       ----      $      6,572
         Issuance of Restricted Stock grants                                 $       ----      $      2,019


8.       DISCONTINUED OPERATIONS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         SOME OF THE STATEMENTS IN OUR QUARTERLY REPORT ON FORM 10-Q UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "RISK FACTORS" AND ELSEWHERE IN THIS QUARTERLY REPORT, INCLUDING IN THE DOCUMENTS INCORPORATED BY REFERENCE, ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS ABOUT OUR PLANS, OBJECTIVES, EXPECTATIONS, INTENTIONS AND ASSUMPTIONS AND OTHER STATEMENTS CONTAINED IN THIS QUARTERLY REPORT, INCLUDING IN THE DOCUMENTS INCORPORATED BY REFERENCE, THAT ARE NOT STATEMENTS OF HISTORICAL FACT. FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS ABOUT:

-    OUR ABILITY TO SECURE U.S. REGULATORY APPROVAL;
-    PLANS FOR MANUFACTURING AND COMMERCIAL SCALE-UP OF THE
     GLUCOWATCH-REGISTERED TRADEMARK- SYSTEM;
-    PLANS FOR COMMERCIALIZATION ALLIANCES;
-    OUR ABILITY TO ACHIEVE MARKET ACCEPTANCE OF THE GLUCOWATCH SYSTEM; AND
- PLANS FOR ENHANCEMENTS AND POSSIBLE MANUFACTURING CHANGES THROUGH THE PREMARKET APPROVAL SUPPLEMENT PROCESS.

IN SOME CASES, YOU CAN IDENTIFY THESE STATEMENTS BY WORDS SUCH AS "MAY," "WILL," "SHOULD," "ESTIMATES," "PREDICTS" "POTENTIAL," "CONTINUE," "STRATEGY," "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS," "INTENDS" AND SIMILAR EXPRESSIONS. WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. OUR ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DISCREPANCY INCLUDE THOSE DISCUSSED IN "RISK FACTORS" AND ELSEWHERE IN THIS QUARTERLY REPORT, INCLUDING IN THE DOCUMENTS INCORPORATED BY REFERENCE. THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ARE CURRENT ONLY AS OF ITS DATE AND WE DISCLAIM ANY INTENT OR OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

General

         We develop and manufacture diagnostic medical devices, utilizing proprietary technologies to satisfy unmet medical needs cost effectively. In 1999, we sold substantially all of our drug delivery business to Ortho-McNeil Pharmaceutical, Inc. and chose to focus on diagnostic medical devices, the first of which is our GlucoWatch-Registered Trademark- system. The GlucoWatch system is a frequent, automatic and non-invasive glucose monitoring device intended for detecting trends and tracking patterns of glucose levels in adults, 18 years and older, who have diabetes. Our GlucoWatch system, with its durable biographer and consumable AutoSensor, represents a potential advance in glucose monitoring technology, as compared to the currently prevailing "finger stick" blood monitoring methods. The GlucoWatch system is designed to measure glucose frequently, automatically and non-invasively through the ease and convenience of a device worn like a wristwatch. The device is intended for use at home and in health care facilities to supplement, not replace, information obtained from standard blood glucose monitoring devices.

         In mid-1998 we established product specifications and manufacturing processes for the GlucoWatch system that the United States Food and Drug Administration, or FDA, is currently reviewing. Since that time, we have developed, and continue to develop, a number of enhancements to the GlucoWatch system and our manufacturing processes. We will submit some of these product and manufacturing enhancements to the FDA in the form of one or more supplements to our existing premarket approval, or PMA, application shortly after PMA approval, assuming the FDA approves our existing PMA. Future supplements could include enhancements to product performance, user convenience, and manufacturing capacity, and decreases in manufacturing costs. We are in the early developmental stages for a future telemetric product that is intended to allow both a greater flexibility in the location of the glucose extraction component and a new form of the monitor that stores and displays glucose data. There have been no sales of our glucose monitoring systems to date.

         On December 6, 1999, we received a unanimous recommendation for approval of our PMA for the GlucoWatch system from the FDA's Clinical Chemistry and Clinical Toxicology Devises Panel of the Medical Devices Advisory Committee, subject to certain conditions. In May 2000 we received an approvable letter from the FDA for our GlucoWatch biographer. An approvable letter means that the FDA has reviewed our PMA application, as well as its own Advisory Committee's report and recommendation, and believes it will approve the application, pending specific final conditions. The FDA's conditions relate to manufacturing, final printed labeling materials, and post-market evaluations of aspects of product performance.

         Assuming FDA approval of our PMA, we anticipate introducing the GlucoWatch system initially on a limited basis to a small number of patients selected by designated physicians. We also expect to begin clinical trials with adolescents and children. In addition, we plan to initiate professional education programs to introduce our technology to physicians and other diabetes health care professionals. Concurrently, before we can make the GlucoWatch system broadly available, we must qualify and validate, then submit to the FDA for approval a PMA supplement for our large-scale production equipment and facility. For medical device products, it is not unusual to first receive approval of a PMA application and then to seek approval for commercial-scale manufacturing.

         It has been a priority to establish alliances to allow us to successfully develop, manufacture, and commercialize the GlucoWatch system. We have already entered into several agreements that include:

- a patent license agreement with The Regents of the University of California;

- supply agreements with E.I. du Pont de Nemours and Company, Key Tronic Corporation and Hydrogel Design Systems, Inc. relating to materials for our GlucoWatch system; and

- contract manufacturing agreements with Contract Manufacturing, Inc. for the consumable AutoSensor and with Sanmina Corporation for the manufacture of the durable GlucoWatch biographer.

         In August, 2000, we signed a Warehouse Distribution Contract with Livingston Healthcare Services, Inc to provide outsource logistics services in the U.S. for our GlucoWatch system. The agreement covers receiving, storage, customer service, technical support and shipment. However, we are still solely responsible for the production, marketing and sales of the GlucoWatch system. The term of the agreement is for five years, but we may terminate the agreement before then with an early-termination payment.

         In October 2000, we regained the marketing and distribution rights for the GlucoWatch system in Japan. Yamanouchi Pharmaceutical Co., Ltd. informed us that, due to strategic reasons, the collaboration between Cygnus and Yamanouchi for the marketing and distribution of the GlucoWatch Biographer in Japan needed to be terminated. Under terms of the agreement, Yamanouchi will continue to be responsible for a potential milestone payment over the next nine months and we assume ownership of all the Japanese clinical trial data and regulatory submissions.

         In October 2000, we shipped our first commercial GlucoWatch systems to the United Kingdom. We have established a medical advisory board in the UK who will provide our GlucoWatch system to select adults with diabetes in order to understand patient and health care provider experiences with our GlucoWatch system. In July 2000, we established Cygnus (UK) Limited, a wholly-owned subsidiary of Cygnus, Inc., in the UK and have hired initial management, training, and sales personnel to manage our broader launch. We are also finalizing an agreement with one company to provide direct-to-consumer distribution/logistics functions and a second agreement with another company to provide call center technical services for the UK. In December 1999, we received a CE Certificate for the GlucoWatch system, indicating that the product has met the essential requirements and other criteria of the European Community Directive 93/42/ECC, Annex V, Section 3.2. The CE Certificate is required for selling products in the European Community. We are currently exploring strategic alternatives for commercializing the GlucoWatch system in other countries in Europe.

         We are continuing discussions for commercialization alliances with companies ranging from international companies that would provide commercialization functions worldwide to companies that focus on specific geographies or commercialization functions.

         On December 15, 1999, we completed the sale of substantially all of our drug delivery business segment assets to Ortho-McNeil Pharmaceutical, Inc.("Ortho-McNeil"), a Johnson & Johnson company. Under the terms of our agreement with Ortho-McNeil, we received $20 million in cash at closing, and Ortho-McNeil was subject to paying up to an additional $55 million in cash, contingent on the achievement of certain milestones. The contingent payments relate to the achievement of certain technical, regulatory and commercialization milestones related to the EVRA-TM- (Johnson & Johnson, New Brunswick, New Jersey) transdermal contraceptive patch. Because certain milestones have not been achieved, we are now eligible to receive only up to $35 million through 2006 of the total $55 million contingent milestones. Because the achievement of these milestones is not within our control, we cannot predict the likelihood or timing of these contingent payments.

         Our results of operations vary significantly from year to year, and from quarter to quarter, and in the past have depended on, among other factors, the nature of activities pursued and the level of expenses incurred, and the signing of new agreements and the timing of recognizing payment amounts specified thereunder. The level of revenues in any given period is not necessarily indicative of expected revenues for future periods. We have incurred net losses each year since our inception and do not believe we will achieve profitability in 2001. At September 30, 2000 our accumulated deficit and net capital deficiency were approximately $201.2 million and $8.9 million, respectively.

RESULTS OF OPERATIONS

COMPARISON FOR THE QUARTERS AND NINE-MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         NO CONTRACT REVENUES were recorded for the quarter ended September 30, 2000, compared to $0.9 million for the quarter ended September 30, 1999. Contract revenues were $1.0 million for the nine months ended September 30, 2000, compared to $0.9 million for the nine months ended September 30, 1999. These amounts reflect the amortization of a previously received milestone payment. Contract revenues, if any, are expected to fluctuate from quarter to quarter and from year to year, and future contract revenues, if any, cannot be reasonably predicted.

         RESEARCH AND DEVELOPMENT EXPENSES for the quarter ended September 30, 2000 were $6.0 million compared to $3.3 million for the quarter ended September 30, 1999 and were $14.4 million for the nine months ended September 30, 2000, compared to $12.1 million for the nine months ended September 30, 1999. The increase in research and development expenses for the quarter and nine months ended September 30, 2000 is due primarily to an increase in research activities in connection with the development and testing of a higher capacity manufacturing process for our consumable AutoSensor.

         MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES for the quarter ended September 30, 2000 were $3.5 million, compared to $0.9 million for the quarter ended September 30, 1999 and were $7.7 million for the nine months ended September 30, 2000, compared to $3.5 million for the nine months ended September 30, 1999. The increase in marketing, general and administrative expenses for the quarter and nine months ended September 30, 2000 is primarily due to expenses incurred for pre-commercialization and other general support activities, and non-cash, stock-based compensation.

         INTEREST INCOME/(EXPENSE), NET for the quarter ended September 30, 2000 was $(0.5) million compared to $(0.8) million for the quarter ended September 30, 1999 and was $(1.3) million for the nine months ended September 30, 2000, compared to $(2.6) million for the nine months ended September 30, 1999. The decrease in net interest expense is due primarily to the June 1999 write-down of the remaining unamortized debt issuance costs associated with the Senior Subordinated Convertible Notes Agreement entered into in February 1998. In addition, interest income earned for the quarter and nine months ended September 30, 2000 increased in conjunction with the higher average cash, cash equivalents and investment balances in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Cash, cash equivalents and investment balances as of September 30, 2000 totaled $28.2 million. We have received net proceeds of approximately $115.4 million from public offerings of our common stock through September 30, 2000. Since inception, we have financed approximately $11.1 million of manufacturing and research equipment under capital loan and lease arrangements. Borrowings under those arrangements are secured by specific Cygnus assets. We have an outstanding bank loan agreement with Silicon Valley Bank that requires monthly principal and interest payments through November 2001, in addition to compliance with various financial covenants. As of September 30, 2000, there was $3.8 million outstanding under this agreement, and borrowings are secured by specific Cygnus assets.

         We have issued $17.0 million under our 1999 Convertible Debenture and Warrant Purchase Agreement, and we have the ability to issue up to an additional $3.0 million of convertible debt. Under our amended 1999 Structured Equity Line Flexible Financing Agreement we have received approximately $20.0 million and we have approximately $40.0 million available, subject to conditions.

         Net cash used in operating activities for the nine months ended September 30, 2000 was $20.4 million, compared with net cash used of $14.2 million for the nine months ended September 30, 1999. Cash used in operating activities during the nine months ended September 30, 2000 was primarily due to the net loss of $22.4 million from continuing operations.

         The current level of cash used in operating activities is not necessarily indicative of the level of future cash usage. We expect an increase in operating cash usage for the remainder of 2000.

         Net cash used in investing activities of $10.2 million for the nine months ended September 30, 2000 resulted primarily from net purchases of investments of $8.4 million and capital expenditures of $2.1. Net cash provided by investing activities of $12.4 million for the nine months ended September 30, 1999 resulted primarily from net sales of investments of $14.6 million, offset by capital expenditures of $2.2 million.

         Net cash provided by financing activities totaled $11.3 million for the nine months ended September 30, 2000 and included net proceeds of $10.3 million from the sales of common stock under our 1999 Structured Equity Line Flexible Financing Agreement and additional stock proceeds of $3.3 million, offset by long-term debt repayments of $2.3 million. Net cash provided by financing activities of $9.7 million for the nine months ended September 30, 1999 included net proceeds of $16.5 million and $7.7 million from the June 1999 and September 1999 issuance of 8.5% Convertible Debentures and from the sale of common stock under the Equity Line, respectively, and additional stock proceeds of $2.4 million, offset by the July 1999 redemption of Senior Subordinated Convertible Notes of $12.5 million, and long-term debt and capital lease repayments of $4.1 million and $0.3 million, respectively.

         Our long-term capital expenditure requirements will depend upon numerous factors, including, but not limited to: (i) the progress of our research and development programs, (ii) the time required to obtain regulatory approvals, (iii) the resources that we devote to manufacturing, distribution and marketing of our products, (iv) the additional expenditures to support the manufacture of new products, if and when approved, and (v) possible acquisitions of products and technologies. As we evaluate the progress of our development projects (in particular the GlucoWatch system and our enhanced glucose monitoring products in development), our commercialization plans and the lead time to set up manufacturing capabilities, we may commence long-term planning for another manufacturing site. Nevertheless, we believe that such long-term planning will not result in any material impact on cash flows and liquidity for the next twelve months.

         Based upon current expectations for operating losses and projected short-term capital expenditures, we believe that existing cash, cash equivalents and investments of $28.2 million as of September 30, 2000 - when coupled with cash available from public financings (including debt or equity financings) and any potential collaborations and earnings from investments - will be sufficient to meet our operating expenses, debt servicing and repayments and capital expenditure requirements at least for the next twelve months. However, there can be no assurance that we will not require additional financing, depending upon future business strategies, manufacturing and commercialization efforts, results of clinical trials, management decisions to accelerate certain research and development programs, and other factors.

RISK FACTORS

         WE WISH TO CAUTION STOCKHOLDERS AND INVESTORS THAT THE FOLLOWING IMPORTANT FACTORS, AMONG OTHERS, IN SOME CASES HAVE AFFECTED, AND IN THE FUTURE COULD AFFECT, OUR ACTUAL RESULTS AND COULD CAUSE OUR FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF CYGNUS. THE STATEMENTS UNDER THIS CAPTION ARE INTENDED TO SERVE AS CAUTIONARY STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE FOLLOWING INFORMATION IS NOT INTENDED TO LIMIT IN ANY WAY THE CHARACTERIZATION OF OTHER STATEMENTS OR INFORMATION UNDER OTHER CAPTIONS AS CAUTIONARY STATEMENTS FOR SUCH PURPOSE.

         WE MAY NOT RECEIVE REGULATORY APPROVAL ON OUR PRODUCTS FROM THE FDA AND/OR FOREIGN REGULATORY AGENCIES.

         Although in May 2000 we received an approvable letter from the FDA for our GlucoWatch biographer, there can be no assurance that we can meet the pending specific final conditions or, if we can, that the FDA will approve the product. Furthermore, as we seek regulatory approval for enhancements and manufacturing changes to the GlucoWatch system through the PMA supplement process, there can be no assurance that these supplements will be approved or that we will not need to file one or more new PMAs. The timing for approval of PMA supplements could substantially delay introduction of product enhancements and our ability to cost-effectively manufacture large quantities of AutoSensors. Regulatory requirements and procedures also vary on a country-by-country basis, and we may not be able to obtain regulatory approval in foreign countries. Furthermore, even if the GlucoWatch system is successfully developed, its commercial success will depend on its market acceptance.

         OUR PRODUCT PIPELINE IS SEVERELY LIMITED.

         With the sale of substantially all of our drug delivery business segment assets to Ortho-McNeil Pharmaceutical, Inc. and the termination of our remaining drug delivery projects, we are now exclusively focused on diagnostic medical devices, initially on a line of frequent, automatic and non-invasive glucose monitoring devices. There is an inherent risk in not having a broad base of products in development, and we cannot assure you that we will be successful with this narrow, non-diversified line of diagnostic medical device products.

         WE DO NOT HAVE MEDICAL DEVICE MARKETING, DISTRIBUTION, MANUFACTURING OR SALES EXPERIENCE.

         Even if we receive the necessary regulatory approvals for the GlucoWatch system and our large-scale manufacturing process, we may have unforeseen problems in product manufacturing, commercial scale-up, marketing or product distribution. We do not have any experience marketing, distributing, manufacturing or selling medical device products. To successfully market, distribute, manufacture and sell the GlucoWatch system and our other glucose monitoring products under development, we must either develop these capabilities or enter into arrangements with third parties. We cannot assure you that we will successfully implement either course of action. If we maintain our own capabilities, we will compete with other companies that have experienced and well-funded operations. If we enter into arrangements with third parties, any revenues we receive will depend on the third party, and we will likely have to pay a sales commission or similar amount to the third party. If we are unable to make satisfactory arrangements, we may be unable to successfully commercialize our products after FDA approval or may experience delays in commercialization.

         WE MAY NOT BE ABLE TO ENTER INTO AGREEMENTS NECESSARY FOR COMMERCIALIZATION OF OUR PRODUCTS.

         One of our priorities is to establish one or more alliances to secure commercialization functions, such as distribution, sales and customer service, for the GlucoWatch system. We have recently entered into a distribution agreement for the U.S. We are continuing discussions for commercialization alliances with companies ranging from international companies that would provide commercialization functions worldwide to companies that focus on specific geographies or commercialization functions. However, we may not obtain a worldwide commercialization partner, if we ever do, until well after our large-scale manufacturing process is approved by the FDA. Any commercialization partners we do find may, for competitive reasons, support, directly or indirectly, a company or product that competes with our product. Furthermore, any dispute with a commercialization partner might require us to initiate or defend against expensive litigation or arbitration proceedings. If a third party terminates an arrangement, cannot meet its obligations under its arrangements, or disputes or breaches a significant contractual commitment, then we would likely be required to seek an alternative third party. If we were unable to find a replacement partner, we might not be able to perform or fund the partner's activities. Even if we were able to perform and fund these activities, our capital requirements could increase substantially.

         THIRD PARTIES MAY NOT REIMBURSE THE COSTS OF OUR GLUCOWATCH SYSTEM.

         Successful commercialization of our products may depend in part on the availability of reimbursement from third-party health care payers, such as private insurance plans and the government. We plan to conduct outcome studies for reimbursement; however, there can be no assurance as to whether such reimbursement will be available or in what time frame. Third-party payers are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic and diagnostic products. There can be no assurance that adequate levels of reimbursement will be available to enable us to achieve market acceptance of the GlucoWatch system or other new products under development or to maintain price levels sufficient to realize an appropriate return on our investment. In both the U.S. and foreign countries, the period of time needed to obtain such reimbursement can be lengthy. We may delay the launch of our products in some countries until eligibility for reimbursement is established. This delay could potentially harm our business, financial condition and results of operations.

         WE CANNOT PREDICT THE MARKET ACCEPTANCE OF OUR GLUCOWATCH SYSTEM.

         We are focusing our efforts predominantly on a line of frequent, automatic, and non-invasive glucose monitoring devices. We cannot predict market acceptance or penetration of our products, given that they are different from any glucose diagnostic products currently on the market. There is a risk in introducing a very new type of product in a market of established finger stick glucose monitors, and we cannot assure you whether our products will be accepted or to what degree. Additionally, some of our competitors have announced, and others may be developing, new glucose monitoring devices that are frequent, automatic, and non-invasive (or minimally invasive, semi-invasive or less-invasive). We cannot predict what impact the introduction of competing products will have on our market sales. Furthermore, market acceptance is also influenced by the level of reimbursement, if any.

         WE FACE INTENSE COMPETITION.

         The medical device industry in general, and the market in which we expect to offer the GlucoWatch system in particular, is intensely competitive. Even if we successfully develop, gain FDA approval for and manufacture the GlucoWatch system, we will compete with other providers of personal glucose monitors. A number of our competitors are currently marketing traditional finger stick glucose monitors. These monitors are widely accepted in the health care industry and have long histories of acceptable accuracy and effective use. Furthermore, a number of companies have announced that they are developing products that permit less-painful or painless, as well as continual or continuous, glucose monitoring. Accordingly, we expect competition to increase. Many of our competitors have substantially greater resources than we do and have greater name recognition and lengthier operating histories in the health care industry. We cannot assure you that we will be able to compete effectively against our competitors. Additionally, we cannot assure you that the GlucoWatch system or our other enhanced products under development will replace any currently used devices or systems. Our competitors may also develop and commercialize, even before we commercialize the

GlucoWatch system or our other enhanced products under development, devices and technologies that permit more efficient and less expensive glucose monitoring devices. Pharmaceutical or other health care companies may also develop therapeutic drugs, treatments or other products that will substantially reduce or even eradicate the prevalence of diabetes or otherwise render our products obsolete.

         WE DEPEND ON PROPRIETARY TECHNOLOGY.

         Our success depends in large part on our ability to obtain patent protection for our products, preserve our trade secrets and operate without infringing upon the proprietary rights of others, both in the U.S. and abroad. Currently, patent applications in the U.S. are maintained in secrecy until issuance, and publication of discoveries in the scientific or patent literature tends to lag behind actual discovery by several months. Thus, we cannot be certain that we were the first to file patent applications on our inventions or that we will not infringe upon third-party patents. We cannot assure you that any patents will issue or will be upheld with respect to any of our patent applications or that any patents will provide competitive advantages for our products or will not be challenged or circumvented by our competitors. We also rely on trade secrets and proprietary know-how that we seek to protect, in part, by confidentiality agreements with our suppliers, employees and consultants. We cannot assure you that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently developed by our competitors. Any litigation, in the U.S. or abroad, as well as foreign opposition and/or domestic interference proceedings, could result in substantial expense to us and significant diversion of effort by our technical and management personnel. We may resort to litigation to enforce our patents or protect trade secrets or know-how, as well as to defend against infringement charges. A negative determination in such proceedings could subject us to significant liabilities or require us to seek licenses from third parties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot assure you that necessary licenses would be available to us on satisfactory terms, if at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling certain of our products, and could severely harm our business.

         WE DEPEND ON THIRD-PARTY SUPPLIERS FOR KEY COMPONENTS OF OUR GLUCOWATCH SYSTEM.

         The GlucoWatch system is manufactured from components purchased from outside suppliers, most of which are our single source for such components. In the event that we are unable, for whatever reason, to obtain these components from our suppliers or that the components obtained from these suppliers do not pass quality standards, we will be required to obtain the components from alternative suppliers. Additionally, we cannot assure you that, in the event a current supplier were unable to meet our component requirements, we would be able to rapidly find another supplier of the particular component or that the alternate supply would be at the same price or have the same lead time. Any interruption in the supply of the

GlucoWatch system components or the pricing of these components could severely harm our business.

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

         WE ARE HIGHLY LEVERAGED AND MAY BE UNABLE TO SERVICE OUR DEBT.

         As of September 30, 2000, we had indebtedness of approximately $45.8 million. The degree to which we are leveraged could limit our ability to obtain financing for working capital, commercialization of products or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations depends upon our future performance, which will depend upon financial, business and other factors, many of which are beyond our control. Although we believe our cash flows will be adequate to meet our interest payments, we cannot assure you that we will continue to generate cash flows in the future sufficient to cover our fixed charges or to permit us to satisfy any redemption obligations pursuant to our indebtedness. If we cannot generate cash flows in the future sufficient to cover our fixed charges or to permit us to satisfy any redemption obligations pursuant to our indebtedness, and we cannot borrow sufficient funds either under our credit facilities or from other sources, we may need to refinance all or a portion of our existing debt, sell all or a portion of our assets, or sell equity securities. There is no assurance that we could successfully complete any of these courses of action. In the event of insolvency, bankruptcy, liquidation, reorganization, dissolution or winding-up of our business or upon default or acceleration relating to our debt obligations, our assets will first be available to pay the amounts due under our debt obligations. Holders of common stock would only receive the assets remaining, if any, after payment of all indebtedness and preferred stock, if any.

         WE HAVE INCURRED SUBSTANTIAL LOSSES, HAVE A HISTORY OF OPERATING LOSSES, HAVE AN ACCUMULATED DEFICIT AND EXPECT CONTINUED OPERATING LOSSES.

         We reported a net loss from continuing operations of $22.4 million for the nine months ended September 30, 2000 and have experienced annual operating losses since our inception. We expect to continue to incur operating losses at least until we have significant sales, if we ever do, of the GlucoWatch system. We cannot assure you that we will generate significant revenues or achieve profitability. We do not have experience in manufacturing, marketing or selling our medical device products. Our future development efforts may not result in commercially viable products. We may fail in our efforts to introduce our products or to obtain required regulatory clearances. Our products may never gain market acceptance, and we may never generate revenues or achieve profitability. Our revenues to date have been derived primarily from product development and licensing fees related to our products under development and manufacturing and royalty revenues from our discontinued operations, including Nicotrol-Registered Trademark- (Pharmacia AB, Stockholm, Sweden) nicotine patch and the FempatCh-Registered Trademark- (Warner-Lambert Co., Morris Plains, New Jersey) system. As a result of the sale of our drug delivery business in December 1999, we will no longer receive manufacturing revenue or royalty payments from the Nicotrol patch or the Fempatch system. If we obtain regulatory approvals, we expect to significantly increase our level of expenditures for sales, marketing and general and administrative activities in connection with product commercialization, and these expenditures will precede commercial revenues, if any.

         WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS.

         The design, development, manufacture and use of our medical products involve an inherent risk of product liability claims and associated adverse publicity. Producers of medical products may face substantial liability for damages in the event of product failure or allegations that the product caused harm. We currently maintain product liability insurance, but it is expensive and difficult to obtain and may not be available in the future on acceptable terms. We cannot assure you that we will not be subject to product liability claims, that our current insurance will cover any claims, or that adequate insurance will continue to be available on acceptable terms in the future. In the event we are held liable for damages in excess of the limits of our insurance coverage, or if any claim or product recall creates significant adverse publicity, our business could be severely harmed.

         WE MAY NOT BE ABLE TO RETAIN OR HIRE KEY PERSONNEL.

         Our ability to operate successfully and manage our potential future growth significantly depends upon retaining key scientific, technical, sales, marketing, managerial and financial personnel, and attracting and retaining additional highly qualified scientific, technical, sales, marketing, managerial and financial personnel. We face intense competition for qualified personnel in these areas, and we cannot assure you that we will be able to attract and retain qualified personnel. The loss of key personnel or our inability to hire and retain additional qualified personnel in the future could severely harm our business.

         OUR STOCK PRICE IS VOLATILE.

         The trading price of our common stock fluctuates substantially in response to factors such as, but not limited to, announcements by us or our competitors of results of regulatory approval filings or clinical trials or testing; developments or disputes governing proprietary rights; technological innovations or new commercial products; government regulatory action; general conditions in the medical technology industry; changes in securities analysts' recommendations; or other events or factors, many of which are beyond our control.

         In addition, the stock market in general has experienced extreme price and volume fluctuations in recent years and even in recent months that have particularly affected the market prices of many medical technology companies, unrelated to the operating performance of these companies. Fluctuations or decreases in the trading price of our common stock may adversely affect the market for our common stock. In the past, following periods of volatility in the market price for a company's securities, securities class action litigation often has been instituted. Such litigation could result in substantial costs and a diversion of management attention and resources, which could severely harm our business.

         OUR RESTATED CERTIFICATE OF INCORPORATION AND OUR BYLAWS HAVE ANTI-TAKEOVER PROVISIONS.

         Our Restated Certificate of Incorporation and our Bylaws contain several provisions that may make the acquisition of control of Cygnus more difficult or expensive. The Certificate of Incorporation and the Bylaws, among other things: provide that directors may be removed only for cause and only upon the affirmative vote of the holders of at least a majority of the outstanding shares of voting stock entitled to vote for such directors; permit the remaining directors (but not the stockholders, unless the directors so resolve) to fill vacancies and newly created directorships on the Board; eliminate the ability of stockholders to act by written consent; and require the vote of stockholders holding at least 66 2/3% of the outstanding shares of voting stock to amend, alter or repeal the Bylaws and certain provisions of the Restated Certificate of Incorporation, including the provisions described above.

         These provisions may make the removal of incumbent directors more difficult and time consuming and may have the effect of discouraging a tender offer or other takeover attempt not previously approved by the Board of Directors. Under our Restated Certificate of Incorporation, the Board of Directors also has the authority to issue shares of Preferred Stock in one or more series and to fix the powers, preferences and rights of any such series without stockholder approval. The Board of Directors could, therefore, issue, without stockholder approval, Preferred Stock with voting and other rights that could adversely affect the voting power of the holders of common stock and could make it more difficult for a third party to gain control of Cygnus. In addition, we have adopted a Stockholder Rights Plan which, under certain circumstances, would significantly dilute the equity interest of persons seeking to acquire control over us without the prior approval of the Board of Directors.

         OUR STOCK PRICE COULD BE ADVERSELY AFFECTED BY THE RISK OF OWNERSHIP DILUTION CAUSED BY THE ISSUANCE OF SHARES UNDER THE EQUITY LINE OR BY ADDITIONAL SHARES OF OUR COMMON STOCK BECOMING AVAILABLE FOR SALE IN THE FUTURE. IF OUR STOCK PRICE DECLINES, YOU MAY NOT BE ABLE TO RESELL OUR SHARES AT OR ABOVE THE PRICE YOU PAID, OR AT ALL.

         Under our Equity Line, each month we may sell up to $4 million of common stock and Cripple Creek may exercise its option to purchase up to an additional $3 million of common stock during each month in an investment period (up to an aggregate of $60 million during the term of the equity line) at a price equal to the average of the two lowest volume-weighted average prices for the stock during the six trading days preceding the sale, but in no event lower than a designated minimum per share price we indicate in our notice to Cripple Creek. Because the price of the shares that may be sold under our Equity Line is based on the market value of the common stock at the time of the sale, the number of shares sold will be greater if the price of the common stock declines, which would cause greater ownership dilution. In addition, the perceived risk of dilution resulting from the sale of shares could cause some of our stockholders to sell their stock, thus causing the price of our stock to further decline.

         The total number of shares that may be issued under our Equity Line depends on the market price of our common stock at the time that the shares are sold and whether we choose to sell shares, and the number of shares we choose to sell from time to time, to Cripple Creek. The following table illustrates the effect of variations in the market price in our common stock, and resulting variations in sales prices to Cripple Creek, on the number of shares issued in a one month period, assuming that we choose to sell all possible shares under our Equity Line. This table illustrates how the ownership dilution resulting from the sale of shares under our Equity Line agreement increases as the market value of our common stock declines.

           Price Per Share                     Number of Shares Issued
           ---------------                     -----------------------
                                                     (one month)
                 $15                                   466,667
                 $10                                   700,000
                  $5                                  1,400,000


         Our decision to choose to sell all possible shares under our Equity Line would be influenced by, among other things, whether it is in the best interests of our stockholders to sell at lower market prices, given our financing requirements and access to alternative sources of financing. As of the date of this prospectus, we expect to satisfy substantially all of our expected financing needs during 2001 through sales under our Equity Line.

         We have also agreed to issue to Cripple Creek warrants to purchase 10,000 shares for every $1,000,000 in gross proceeds from the sale of common stock under the equity line agreement. The warrants will be issued after the end of each calendar year. The warrants are exercisable for 5 years from the date they are issued at an exercise price equal to the weighted average price at which shares were sold during the preceding calendar year.

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


4.06 First Supplemental Indenture, dated as of February 2, 1998, by and between Cygnus, Inc. and State Street Bank and Trust Company of California, N.A. incorporated by reference to Exhibit 4.5 of our Form 8-K dated February 4, 1998.


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

10.110 Amendment No. 3 to our Structured Equity Line Flexible Financing Agreement between Cygnus, Inc. and Cripple Creek Securities, LLC, dated May 9, 2000, incorporated by reference to Exhibit 10.110 of our Form 10-Q for the quarter ended June 30, 2000.

*10.207 Supply Agreement between Cygnus, Inc. and Sanmina Medical Products Division, a division of Sanmina Corporation, dated March 1, 2000, incorporated by reference to Exhibit 10.207 of our Form 10-Q for the quarter ended June 30, 2000.

*10.208 Supply Agreement between Cygnus, Inc. and E.I. du Pont de Nemours and Company, dated June 23, 2000, incorporated by reference to
             Exhibit 10.208 of our Form 10-Q for the quarter ended June 30, 2000.

*10.209 Warehouse Distribution Contract between Cygnus, Inc. and Livingston Healthcare Services Inc., dated August 25, 2000, incorporated by reference to Exhibit 10.209 of our Form 8-K filed on October 17, 2000.

27.0         Financial Data Schedule

--------------------
*A confidential treatment request has been applied for or granted with respect to a portion of this document.

b)       REPORTS ON FORM 8-K

         On October 17, 2000, we filed a Current Report on Form 8-K reporting under Item 5 that we shipped our first commercial GlucoWatch systems to the UK. We have established a UK medical advisory board to provide our GlucoWatch biographer to select adults with diabetes. We also announced that we regained the marketing and distribution rights for the GlucoWatch system in Japan and that the collaboration between Cygnus and Yamanouchi for the marketing and distribution of the GlucoWatch system in Japan would be terminated.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CYGNUS, INC.



 Date:    October 27, 2000            By:        /s/ John C Hodgman
      ----------------------              -----------------------------------
                                                 John C Hodgman
                                      Chairman, President and Chief Executive Officer
                                            (Principal Executive Officer)


 Date:    October 27, 2000            By:        /s/ Craig W. Carlson
      ----------------------              -------------------------------------
                                                 Craig W. Carlson
                                              Chief Financial Officer
                                            (Principal Accounting Officer)

                                INDEX OF EXHIBITS


The following exhibits are included herein:


Exhibit 27.0               Financial Data Schedule.