Form 10-K
period 2000-12-31
CYGNUS INC /DE/
filed 2001-03-27
CIK 870755

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                          COMMISSION FILE NO. 0-18962

                            ------------------------

                                  CYGNUS, INC.
             (Exact name of Registrant as Specified in Its Charter)

                  DELAWARE                               94-2978092
       (State or Other Jurisdiction of                (I.R.S. Employer
       Incorporation or Organization)                Identification No.)

400 PENOBSCOT DRIVE, REDWOOD CITY, CALIFORNIA               94063
  (Address of Principal Executive Offices)               (Zip Code)

                                 (650) 369-4300
              (Registrant's telephone number, including area code)

    Securities registered pursuant to Section 12(b) of the Act: NONE

    Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $0.001 PAR VALUE

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of common stock on March 23, 2001 as reported on the Nasdaq National Market was approximately $172,268,743. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

                            ------------------------

                                   27,907,171
      (Number of shares of common stock outstanding as of March 23, 2001)

                      DOCUMENTS INCORPORATED BY REFERENCE

    Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2001 Annual Meeting of Stockholders is incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  CYGNUS, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I

ITEM 1.   Business....................................................         2
ITEM 2.   Properties..................................................         7
ITEM 3.   Legal Proceedings...........................................         7
ITEM 4.   Submission of Matters to a Vote of Security Holders.........         7

PART II

ITEM 5.   Market for Registrant's Common Stock and Related Stockholder
          Matters.....................................................         8
ITEM 6.   Selected Financial Data.....................................         8
ITEM 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................        10
ITEM 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................        22
ITEM 8.   Financial Statements and Supplementary Data.................        23
ITEM 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................        23

PART III

ITEM 10.  Directors and Executive Officers of the Registrant..........        24
ITEM 11.  Executive Compensation......................................        25
ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................        25
ITEM 13.  Certain Relationships and Related Transactions..............        25

PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................        25

SIGNATURES............................................................        31

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

    SOME OF THE STATEMENTS IN THIS REPORT, INCLUDING IN THE DOCUMENTS INCORPORATED BY REFERENCE, ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS ABOUT OUR PLANS, OBJECTIVES, EXPECTATIONS, INTENTIONS AND ASSUMPTIONS AND OTHER STATEMENTS CONTAINED IN THIS REPORT, INCLUDING IN THE DOCUMENTS INCORPORATED BY REFERENCE, THAT ARE NOT STATEMENTS OF HISTORICAL FACT. FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS ABOUT OUR ABILITY TO MANUFACTURE AND SCALE-UP COMMERCIALLY THE GLUCOWATCH BIOGRAPHER, PLANS FOR COMMERCIALIZATION ALLIANCES, OUR ABILITY TO ACHIEVE MARKET ACCEPTANCE OF THE GLUCOWATCH BIOGRAPHER, AND PLANS FOR ENHANCEMENTS AND POSSIBLE MANUFACTURING CHANGES THROUGH THE PRE-MARKET APPROVAL (PMA) SUPPLEMENT PROCESS. IN SOME CASES, YOU CAN IDENTIFY THESE STATEMENTS BY WORDS SUCH AS "MAY," "WILL," "SHOULD," "ESTIMATES," "PREDICTS" "POTENTIAL," "CONTINUE," "STRATEGY," "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS," "INTENDS" AND SIMILAR EXPRESSIONS. WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. OUR ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," INCLUDING THOSE UNDER "RISK FACTORS" THEREIN, AND ELSEWHERE IN THIS REPORT, INCLUDING IN THE DOCUMENTS INCORPORATED BY REFERENCE.

    Cygnus was incorporated in California in 1985 and was merged into a Delaware corporation in 1995. Our principal executive offices are located at 400 Penobscot Drive, Redwood City, California 94063, our telephone number at that address is (650) 369-4300 and our facsimile number at that address is
(650) 369-5318. Additionally, our website is www.cygn.com.

    We develop and manufacture diagnostic medical devices, utilizing proprietary technologies to satisfy unmet medical needs cost-effectively. The first such device is a frequent, automatic and non-invasive glucose monitoring device, the GlucoWatch biographer, and enhancements thereto. On March 22, 2001, we received approval from the United States Food and Drug Administration (FDA) to commercially distribute our GlucoWatch biographer in the United States.

THE GLUCOWATCH-REGISTERED TRADEMARK- BIOGRAPHER

    We believe that there is an unmet need for automatic, frequent and non-invasive glucose monitoring. In an effort to address this unmet need, we have developed the GlucoWatch biographer. The system is comprised of two components: a durable component known as the biographer, and a consumable component known as the AutoSensor. The durable GlucoWatch biographer is worn like a wristwatch and displays and stores current and past glucose levels and trend data. The extracted glucose is collected in a consumable AutoSensor that is replaced after 12 hours. The AutoSensor, after calibration with a standard blood glucose monitor, is attached to the back of the biographer and automatically extracts and measures glucose levels through intact skin every 20 minutes. The GlucoWatch biographer offers, in a portable and discreet device, features not available in currently marketed devices. These include frequent data collection, electronic memory to store and display glucose levels, alerts indicating hypoglycemic and hyperglycemic conditions and event markers that record factors that affect glucose levels. The GlucoWatch biographer is designed to be worn day and/or night for glucose monitoring and is expected to reduce significant drawbacks of the finger stick technique, such as the pain of repetitive sticking and the disruption of normal activities caused by cumbersome procedures. We believe that the GlucoWatch biographer can provide additional information that can help people with diabetes understand fluctuations in their glucose levels.

    Specifically, our GlucoWatch biographer extracts glucose molecules through intact skin utilizing a patented sampling process. The glucose is extracted from fluid surrounding skin cells, rather than from blood, and is collected and measured by the AutoSensor. The glucose collected in the Autosensor produces an electrochemical signal, and a custom-designed computer chip in the biographer converts the electrochemical signal into a glucose reading. The GlucoWatch biographer automatically measures glucose levels at 20-minute intervals and displays the most recent readings and trends at the push of a button. Its electronic memory capabilities permit the retrieval of past data, allowing longer-term trend analysis.

    Additionally, we are developing future generation glucose monitoring products, as well as enhancements to the GlucoWatch biographer. Such enhancements may include features for increased user convenience such as a shorter warm-up period, extension of the AutoSensor measurement duration beyond 12 hours, an increase in the number of glucose measurements per hour, addition of a delayed start feature, and personal computer linkages for downloading data, as well as various cost reductions in the manufacturing process. Other enhancements are also under consideration. We are in the early developmental stages for a future product utilizing communication by radio frequency that allows both greater flexibility in the location of the glucose extraction component and a new form of the biographer that stores and displays glucose data.

CYGNUS IN THE YEAR 2000

    In June 2000, we established Cygnus (UK) Limited, a wholly owned subsidiary of Cygnus, Inc., in the United Kingdom and have hired initial management, training and sales personnel to manage our introduction of the GlucoWatch biographer into our first European country. We established a Medical Advisory Board in the United Kingdom, who provided our GlucoWatch biographer to select adults with diabetes in order to improve our understanding of patient and health care provider experiences. We entered into a contract with one company to provide direct-to-consumer distribution/logistics functions in the United Kingdom and a second agreement with another company to provide call center technical services.

    In the fourth quarter of 2000, we shipped our first commercial GlucoWatch biographers to the United Kingdom. Additionally, we are currently exploring strategic alternatives for commercializing the GlucoWatch system in other countries in Europe. We have already entered into a contract with a company to serve as our authorized representative in the European Economic Area (EEA), including the United Kingdom. By way of background, in 1999, we first received a CE Certificate for the GlucoWatch biographer system, indicating that the product has met the essential requirements and other criteria of the European Community Directive 93/42/ECC, Annex V, Section 3.2. The CE Certificate is required for selling products in the European Community.

    In August 2000, we signed a Warehouse Distribution Agreement with Livingston Healthcare Services, Inc. to provide outsource logistics services in the United States for our GlucoWatch biographer. The agreement covers receiving, storage, customer service, technical support and shipment. However, we are still solely responsible for the production, marketing and sales of the GlucoWatch biographer. The term of the agreement is for five years, but we have the option to terminate the agreement before then with an early-termination payment.

    In October 2000, we regained the marketing and distribution rights for the GlucoWatch biographer in Japan. Yamanouchi Pharmaceutical Co., Ltd. informed us that, due to strategic reasons, the collaboration between Cygnus and Yamanouchi for the marketing and distribution of the GlucoWatch biographer in Japan needed to be terminated. Under terms of the agreement, Yamanouchi will continue to be responsible for a milestone payment in 2001 and we assumed ownership of all the Japanese clinical trial data and regulatory submissions. The parties executed a formal Termination Agreement effective February 2001.

    In December 2000, we were awarded two six-month Phase I Small Business Innovative Research (SBIR) Grants for "Improving Performance and Reliability of a Non-Invasive Glucose Biosensor" and

"Prediction of Hypoglycemia Using the GlucoWatch Biographer" from the National Institute of Diabetes and Digestive and Kidney Diseases division of the National Institutes of Health (NIH) in the amount of $100,000 each. We are using the funding to investigate a predictive kinetic method to reduce the effects of certain variables and to study prediction of incipient hypoglycemia.

RECENT DEVELOPMENTS

    In March 2001, we signed a U.S. Market Research Agreement with
Lifescan, Inc., a Johnson & Johnson company, for the GlucoWatch biographer. Under the terms of the agreement, Lifescan will have exclusive access for a limited period of time to data from a pilot marketing program to be conducted in the United States by Cygnus for the GlucoWatch biographer. The agreement also calls for us to have exclusive access to any market research conducted by Lifescan relating to the GlucoWatch biographer. In addition, the agreement provides Lifescan a right of first refusal with respect to a Comprehensive Collaboration Agreement from the signing of the agreement to at least sixty days after market research data has been received by Lifescan. A Comprehensive Collaboration Agreement is defined in the agreement as one company providing all commercial functions necessary to market, sell, supply, distribute and support customers in the United States. Neither party has any obligation to enter into a Comprehensive Collaboration Agreement.

    In March 2001, we established Cygnus International, Inc., a Delaware corporation and a wholly owned subsidiary of Cygnus, Inc., to manage general and administrative activities of our international operations.

    Also in March 2001, we received approval from the FDA to market our GlucoWatch biographer in the United States as a prescription device for adults with diabetes.

CYGNUS' BUSINESS STRATEGY

    We believe that more than 40 million people in North America, Europe, Japan and Korea have diabetes. In the United States alone, we believe that more than 10 million people have been diagnosed with diabetes, with another six million believed to have the condition.

    Clinical studies sponsored by the United States National Institutes of Health (NIH) indicate that better management of glucose levels through more frequent testing and more frequent insulin injections would enable people with diabetes to reduce or significantly delay many serious diabetes-related health complications. However, largely due to the pain of repetitive finger sticking and the associated disruption of daily life, most people with diabetes currently test their glucose levels less than half as often as recommended, resulting in limited information to make decisions that could better control glucose fluctuations. We believe this lack of information presents a significant unmet need for a new type of glucose monitoring device.

    To address this unmet need, our GlucoWatch biographer provides frequent, automatic and non-invasive glucose measurements and is intended for detecting trends and tracking patterns of glucose levels in adults, 18 years and older, who have diabetes. The device is intended for use at home and in health care facilities to supplement, not replace, information obtained from standard home blood glucose monitoring devices. Following a three-hour warm-up period and calibration from a finger stick blood measurement, the device is capable of providing up to 36 non-invasive glucose measurements over 12 hours. The extracted glucose is collected in the AutoSensor, which is attached to the back of the biographer and replaced after 12 hours of measurements. The GlucoWatch biographer system (i.e., the biographer and AutoSensor) offers features such as alerts indicating hypoglycemic and hyperglycemic conditions and event markers that record factors affecting glucose levels.

    It has been our priority to establish alliances to allow us to successfully develop, manufacture and commercialize the GlucoWatch biographer. We have already entered into several agreements, including the following:

    - a patent license agreement with The Regents of the University of California;

    - supply agreements relating to materials for our GlucoWatch biographer, including those with E.I. du Pont de Nemours and Company, Key Tronic Corporation and Hydrogel Design Systems, Inc.;

    - contract manufacturing agreements with Contract Manufacturing, Inc., now Corium International, for the consumable AutoSensor, and with Sanmina Corporation for the manufacture of the durable GlucoWatch biographer; and

    - an outsource logistics service contract with Livingston Healthcare Services, Inc. to provide receiving, storage, customer service, technical support and shipment in the United States, as well as logistics contracts with companies for the United Kingdom.

    We will introduce the GlucoWatch biographer initially on a limited basis to a small number of patients selected by designated physicians for a pilot marketing program. We plan to conduct this program to learn more about patients' and caregivers' firsthand experiences with the GlucoWatch biographer. To support that effort, comprehensive training materials and curricula have been completed and will be introduced to physicians and health care professionals. In addition, new clinical research trials will be started to potentially expand the indications for the GlucoWatch biographer, including its use with gestational diabetes. We have begun clinical trials with children and adolescents (ages 7-17). We also have begun outcome studies designed to demonstrate the benefits of our GlucoWatch biographer, collecting information that can become part of efforts to secure reimbursement from managed care organizations. We have initiated professional education programs to introduce our technology to physicians and other diabetes health care professionals.

REGULATORY STATUS

    In 1999, we applied to the United States Food and Drug Administration (FDA) for approval to sell our GlucoWatch biographer. On December 6, 1999, our pre-market approval (PMA) application received a unanimous recommendation for approval, subject to conditions, from the FDA's Clinical Chemistry and Clinical Toxicology Devises Panel of the Medical Devices Advisory Committee. In May 2000 we received an approvable letter from the FDA for our GlucoWatch biographer wherein specific, final conditions relating to manufacturing, final printed labeling materials, and post-market evaluations of certain aspects of product performance were set forth.

    On March 22, 2001, the FDA granted approval for us to market and commercially distribute, as a prescription device for adults, the GlucoWatch biographer in the United States. As indicated in the approvable letter, post-market evaluation studies on certain topics are required after we begin selling.

    It was in mid-1998 that we established product specifications and manufacturing processes for the GlucoWatch biographer system approved by the FDA. Since that time, we have developed, and continue to develop, a number of enhancements to the GlucoWatch biographer's performance and user convenience, and are developing a future product utilizing communication by radio frequency. Additionally, we are working on equipment and processes for improving manufacturing capacity and reducing manufacturing costs. Before we can make the GlucoWatch biographer broadly available, we must qualify and validate our large-scale production equipment and processes. We will submit some of these product and manufacturing enhancements to the FDA by supplementing our existing PMA application.

    In 1999, we first received a CE Certificate for the GlucoWatch biographer system, indicating that the product has met the essential requirements and other criteria of the European Community

Directive 93/42/ECC, Annex V, Section 3.2. The CE Certificate is required for selling products in the European Community.

    Our facility complies with ISO 9002, EN 46002, and United States Quality System Regulations standards. We hold a Medical Device Manufacturing License from the California Department of Health Services, Food and Drug Branch and a Device Establishment Registration Number from the Center for Devices and Radiological Health branch of the United States Food and Drug Administration. We are currently establishing our AutoSensor and biographer commercial manufacturing operations in two existing third-party facilities, which also comply with applicable regulatory requirements.

COMPETITION

    The medical device industry, particularly the market in which we will offer the GlucoWatch biographer, is intensely competitive and we will compete with other providers of personal glucose monitors. Currently the market is dominated by finger stick blood glucose monitoring products sold by a few major companies. These companies have established products and distribution channels. Finger stick glucose monitoring presents a number of barriers to generating more frequent blood glucose measurements, including the pain of repetitive finger sticking and the disruption of normal activities, as often people with diabetes do not want to go through the finger stick process in public. Several companies are developing alternative invasive, semi-invasive, minimally invasive or non-invasive methods to monitor glucose levels in a less painful or painless manner, as well as on a continuous or continual basis. Companies are attempting to develop a variety of methods to extract fluid surrounding skin cells and measure the glucose concentration therein. Another technology that some companies are pursuing is the use of infrared spectroscopy, which uses radiation to measure glucose levels. We are not aware of any products under development that offer the range of potential benefits of the GlucoWatch biographer. However, there can be no assurance that other products will not be more accepted in the marketplace than the GlucoWatch biographer or will not render our devices noncompetitive or obsolete. Additionally, the GlucoWatch biographer or our other enhanced products under development may fail to replace any currently used devices or systems. A number of companies have developed or are seeking to develop new drugs to treat diabetes that could reduce demand for glucose monitoring systems. In addition, many of our competitors and potential competitors have substantially greater resources, research and development staffs and facilities than we do and have significantly greater experience in developing, manufacturing and marketing glucose monitoring devices. Competition within the glucose monitoring industry could also result in price reductions for glucose monitoring devices such that we may not be able to sell the GlucoWatch biographer at a price level adequate for us to realize a return on our investment.

DEPENDENCE UPON A SINGLE CUSTOMER

    Our 2000 revenues were solely contract revenues, of which 95% of our contract revenues relate to an amortized milestone payment from Yamanouchi received in 1999 and the remaining 5% relate to NIH SBIR grants. Our agreement with Yamanouchi has been terminated, although Yamanouchi is responsible for a milestone in 2001.

RESEARCH AND DEVELOPMENT COSTS

    In 2000, we spent $21.2 million in research and development costs. In 1999, this amount was $15.7 million, and in 1998 this amount was $25.6 million.

PATENTS AND PROPRIETARY RIGHTS

    It is our policy to aggressively protect our investments in technology and marketing by filing patent and trademark applications in the United States and key foreign countries. As of December 2000, and after the sale of substantially all of our drug delivery business assets, including the intellectual property associated therewith, we have nine issued United States patents and 21 issued foreign patents, with approximately 78 additional patent applications pending worldwide. These patents and applications cover various aspects of analyte monitoring, including glucose monitoring systems, and represent over 20 patent families. As of December 2000, we have four United States trademark registrations, with seven United States trademark applications pending or published, and about 60 foreign trademark registrations, with approximately 12 additional foreign trademark applications pending. Our "GlucoWatch" trademark is registered in the United States, the European Community and other foreign countries.

    Additionally, our GlucoWatch biographer incorporates technology licensed exclusively to us by The Regents of the University of California. The Regents hold United States and foreign patents covering technology for transdermal extraction of glucose and other analytes.

EMPLOYEES

    As of December 31, 2000, we had 112 full-time employees. Of this total number of employees, 45 are in research and development, including process developments, 19 in scientific affairs and quality assurance, 32 in selling and general administrative, and 16 in operations. None of our employees is represented by a labor union. We have experienced no work stoppages and believe our employee relations are good.

ITEM 2. PROPERTIES.

    We lease approximately 70,000 square feet in three buildings. All three buildings are located in Redwood City, California. We have two leases. The first lease is for a building, approximately 38,000 square feet that is used by us. The second lease includes two buildings, one of which is approximately 11,000 square feet, was subleased to The 3DO Company through January 31, 2001 and is currently being offered for sublease. The other building, approximately 21,000 square feet, is subleased to Ortho-McNeil, with this sublease running concurrently with our main lease through 2003. In November 2000, we terminated a separate lease for a building located in Menlo Park, California that was previously used by us for storage. The three buildings in Redwood City are leased through 2003. We have an option to renew at the then-prevailing market rent through 2008.

    The applicable Cygnus facility complies with ISO 9002, EN 46002, and United States Quality System Regulations standards. We hold a Medical Device Manufacturing License from the California Department of Health Services, Food and Drug Branch and a Device Establishment Registration Number from the Center for Devices and Radiological Health branch of the United States Food and Drug Administration.. We are currently establishing our AutoSensor and GlucoWatch biographer commercial manufacturing operations in two existing third-party facilities, which also comply with applicable regulatory requirements.

ITEM 3. LEGAL PROCEEDINGS.

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

    Our common stock trades on the Nasdaq national market tier of the Nasdaq Stock Market(SM) under the symbol "CYGN." The following table sets forth, for the periods indicated, the high and low closing sale prices per-share of the common stock as reported by the Nasdaq national market.

                                                                 HIGH             LOW
                                                             -------------   -------------
2000:
  First Quarter............................................  $19 15/16       $14 1/2
  Second Quarter...........................................   15 15/16         7 5/32
  Third Quarter............................................   14 1/4           9 3/32
  Fourth Quarter...........................................    9 11/16         4

                                                                 HIGH             LOW
                                                             -------------   -------------
1999:
  First Quarter............................................  $ 8 1/4         $ 4 1/2
  Second Quarter...........................................   13               8 7/32
  Third Quarter............................................   12 1/2           9 1/4
  Fourth Quarter...........................................   19 5/8           8 13/16

    As of March 8, 2001, there were approximately 642 record holders of our common stock. We have not paid any cash dividends since our inception and do not expect to pay any cash dividends on our common stock in the foreseeable future. In addition, we are precluded from paying any dividends under certain of our financing arrangements.

ITEM 6. SELECTED FINANCIAL DATA.

    The selected consolidated financial data presented below are derived from the audited consolidated financial statements of Cygnus, Inc. We have restated our consolidated statements of operations for the years ended December 31, 1999, 1998, 1997 and 1996 to reflect the results of the drug delivery business as a discontinued operation. The following data should be read in conjunction with the consolidated financial statements and related notes, the information set forth under "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations" and other financial information included herein.

    Effective June 28, 2000, we established Cygnus (UK) Limited, a wholly owned subsidiary of Cygnus, Inc., in the United Kingdom. The condensed consolidated financial statements include the United Kingdom transactions in United States dollars.

                                                                            YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                                2000       1999       1998       1997       1996
                                                              --------   --------   --------   --------   --------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  Contract revenues.........................................  $  1,052   $  2,061   $    457   $  2,146   $  2,712
  Costs and expenses:
    Research and development................................    21,170     15,745     25,635     16,198     11,079
    Marketing, general and administrative...................    10,072      4,794      8,810      2,205      1,903
                                                              --------   --------   --------   --------   --------
      Total costs and expenses..............................    31,242     20,539     34,445     18,403     12,982
                                                              --------   --------   --------   --------   --------
  Loss from operations......................................   (30,190)   (18,478)   (33,988)   (16,257)   (10,270)
  Other income and (expense)................................    (1,717)    (3,496)    (6,446)     1,140      1,865
                                                              --------   --------   --------   --------   --------
  Loss from continuing operations before tax................   (31,907)   (21,974)   (40,434)   (15,117)    (8,405)
  Provision for tax.........................................      (100)      (200)        --         --         --
                                                              --------   --------   --------   --------   --------
  Loss from continuing operations...........................   (32,007)   (22,174)   (40,434)   (15,117)    (8,405)
                                                              --------   --------   --------   --------   --------
  Discontinued operations:
    Income/(loss) from operations of a discontinued
      segment...............................................        --      3,031      1,006    (35,343)    (2,647)
    Gain on disposal of a segment...........................        --     16,308         --         --         --
                                                              --------   --------   --------   --------   --------
  Net loss before cumulative effect of a change in
    accounting
    principle...............................................   (32,007)    (2,835)   (39,428)   (50,460)   (11,052)
  Cumulative effect of a change in accounting principle.....    (5,026)        --         --         --         --
                                                              --------   --------   --------   --------   --------
  Net loss..................................................  $(37,033)  $ (2,835)  $(39,428)  $(50,460)  $(11,052)
                                                              ========   ========   ========   ========   ========
  Net loss per share from continuing operations, basic and
    diluted.................................................  $  (1.22)  $  (0.95)  $  (2.00)  $  (0.80)  $  (0.45)
  Net income/(loss) per share from a discontinued segment,
    basic and diluted.......................................        --       0.83       0.05      (1.87)     (0.15)
  Net loss per share from cumulative effect of a change in
    accounting principle....................................     (0.19)        --         --         --         --
                                                              --------   --------   --------   --------   --------
  Net loss per share, basic and diluted.....................  $  (1.41)  $  (0.12)  $  (1.95)  $  (2.67)  $  (0.60)
                                                              ========   ========   ========   ========   ========
  Shares used in computation of net loss per share, basic
    and diluted.............................................    26,315     23,354     20,226     18,928     18,544
                                                              ========   ========   ========   ========   ========

                                                                                   DECEMBER 31,
                                                             --------------------------------------------------------
                                                               2000        1999        1998        1997        1996
                                                             ---------   ---------   ---------   ---------   --------
                                                                                  (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Working capital..........................................  $   9,869   $  30,111   $  11,542   $   9,941   $ 36,386
  Total assets.............................................     32,889      46,976      43,454      49,277     68,798
  Long-term obligations....................................     32,189      38,476      60,220      33,234     13,437
  Accumulated deficit......................................   (215,823)   (178,790)   (175,955)   (136,527)   (86,067)
  Stockholders' equity (net capital deficiency)............  $ (13,023)  $  (1,204)  $ (32,767)  $ (13,800)  $ 31,213

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    SOME OF THE STATEMENTS IN THIS REPORT, INCLUDING IN THE DOCUMENTS INCORPORATED BY REFERENCE, ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS ABOUT OUR PLANS, OBJECTIVES, EXPECTATIONS, INTENTIONS AND ASSUMPTIONS AND OTHER STATEMENTS CONTAINED IN THIS REPORT, INCLUDING IN THE DOCUMENTS INCORPORATED BY REFERENCE, THAT ARE NOT STATEMENTS OF HISTORICAL FACT. FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS ABOUT OUR ABILITY TO MANUFACTURE AND SCALE-UP COMMERCIALLY THE GLUCOWATCH BIOGRAPHER, PLANS FOR COMMERCIALIZATION ALLIANCES, OUR ABILITY TO ACHIEVE MARKET ACCEPTANCE OF THE GLUCOWATCH BIOGRAPHER, AND PLANS FOR ENHANCEMENTS AND POSSIBLE MANUFACTURING CHANGES THROUGH THE PMA SUPPLEMENT PROCESS. IN SOME CASES, YOU CAN IDENTIFY THESE STATEMENTS BY WORDS SUCH AS "MAY," "WILL," "SHOULD," "ESTIMATES," "PREDICTS" "POTENTIAL," "CONTINUE," "STRATEGY," "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS," "INTENDS" AND SIMILAR EXPRESSIONS. WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. OUR ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DISCREPANCY INCLUDE THOSE DISCUSSED BELOW IN "RISK FACTORS" AND ELSEWHERE IN THIS REPORT, INCLUDING IN THE DOCUMENTS INCORPORATED BY REFERENCE.

GENERAL

    We are engaged in the development and manufacture of diagnostic medical devices, utilizing proprietary technologies to satisfy unmet medical needs cost-effectively. Our current efforts are primarily focused on a frequent, automatic and non-invasive glucose monitoring device, the GlucoWatch biographer for which we received FDA approval in March 2001, and enhancements thereto. In 1999, we sold substantially all of our drug delivery business to Ortho-McNeil Pharmaceutical, Inc., and chose to focus on glucose monitoring systems. The drug delivery business has been accounted for as a discontinued operation and prior years' financial statements have been restated to report only continuing operations. For us to remain competitive, we will need to develop, in-license or acquire new diagnostic products.

    Our results of operations vary significantly from year to year and have in the past largely depended on the signing of new product development agreements and the timing of recognizing payment amounts specified thereunder, the timing of recognizing license or distribution fees and cost reimbursement payments made by licensees and the demand for our products. The level of revenues in any given period is not necessarily indicative of expected revenues for future periods. In 2000, 95% of our revenues were attributable to one customer. We have incurred net losses each year since our inception and do not believe we will achieve profitability at least in 2001. At December 31, 2000, our accumulated deficit and net capital deficiency were approximately $215.8 million and $13.0 million, respectively.

RESULTS OF OPERATIONS

    The drug delivery business has been accounted for as a discontinued operation and prior years' financial statements have been restated to report only continuing operations. As a result, no product revenues, royalty revenues or costs of products sold have been reflected in our financial statements.

COMPARISON FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

    CONTRACT REVENUES for the year ended December 31, 2000 were $1.1 million, compared to the $2.1 million for the year ended December 31, 1999. Contract revenues consisted primarily of the amortization of a milestone payment associated with the GlucoWatch biographer received from Yamanouchi Pharmaceutical Co., Ltd. in 1999. The majority of this milestone payment was amortized in 1999, which resulted in decreased 2000 contract revenue when compared to 1999 contract revenue.

    Revenue from the two six-month Phase I Small Business Innovative Research
(SBIR) Grants in the aggregate amount of $200,000 is recognized as reimbursable expenses are incurred.

    RESEARCH AND DEVELOPMENT EXPENSES for the year ended December 31, 2000 were $21.2 million, compared to $15.7 million for the year ended December 31, 1999. The increase is primarily due to an increase in expenses incurred to develop and test large-scale manufacturing processes for the AutoSensor. Research, development and clinical activities primarily included support and development for the glucose monitoring program. We anticipate that the development of new products and technologies, along with additional clinical trials, will result in an increase in our overall research and development expenses in 2001.

    MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES for the year ended
December 31, 2000 were $10.1 million, compared to $4.8 million for the year ended December 31, 1999. This increase is primarily due to our increased marketing efforts (including the establishment of a subsidiary and infrastructure in preparation for a commercial launch in the United Kingdom and the development and preparation of sales and marketing materials) and non-cash, stock-based compensation. We expect that marketing, general and administrative expenses will increase in 2001 as we plan for commercialization of our GlucoWatch biographer.

    OTHER INCOME AND (EXPENSE) for the year ended December 31, 2000 was ($1.7) million, compared to ($3.5) million for the year ended December 31, 1999. The decrease in net interest expense is primarily due to a one-time, non-recurring charge in connection with the write-down of the remaining unamortized debt issuance costs associated with the retirement of the Senior Subordinated Convertible Notes in June 1999. In addition, interest income earned for the year ended December 31, 2000 increased in conjunction with the higher average year 2000 cash, cash equivalents and investment balances.

    CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. In November 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) required companies to adopt a new methodology for computing the beneficial conversion feature of convertible securities, which is to be applied retroactively for commitments entered into on or after May 20, 1999. Accordingly, we recorded a one-time, non-cash charge of $5.0 million to record the cumulative effect of a change in accounting principle as required under the guidance provided by the EITF.

    DISCONTINUED OPERATIONS. No revenues or net income was recognized on the discontinued operations for the year ended December 31, 2000 as a result of the 1999 sale of our drug delivery business. Total revenues and net income on the discontinued operations were $12.3 million and $3.0 million, respectively, for the year ended December 31, 1999. In 1999, we also recorded a gain of $16.3 million on the disposal of our drug delivery business.

COMPARISON FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

    CONTRACT REVENUES for the year ended December 31, 1999 were $2.1 million, compared to the $0.5 million for the year ended December 31, 1998. Contract revenues primarily reflect the amortization of previously deferred and additional milestone payments relating to the GlucoWatch biographer. The increase in contract revenue was primarily due to the amortization of an additional milestone payment received in 1999.

    RESEARCH AND DEVELOPMENT EXPENSES for the year ended December 31, 1999 were $15.7 million, compared to $25.6 million for the year ended December 31, 1998. This decrease reflects a reduction in clinical studies and development expenditures associated with the GlucoWatch biographer. Research, development and clinical activities primarily included support and development for the glucose monitoring program.

    MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES for the year ended
December 31, 1999 were $4.8 million, compared to $8.8 million for the year ended December 31, 1998. The decrease was primarily due to reduced compensation and market research expenses.

    OTHER INCOME AND (EXPENSE) for the year ended December 31, 1999 was ($3.5) million, compared to ($6.4) million for the year ended December 31, 1998. The decrease was due primarily to the recording in 1998 of the $4.2 million non-cash costs of the beneficial conversion feature associated with the October 1998 restructuring of the Senior Subordinated Convertible Notes and write-off of the previously deferred debt issuance cost of $1.0 million, in conjunction with the partial repayment of the Senior Subordinated Convertible Notes, offset by a net arbitration settlement with Pharmacia & Upjohn, from which Cygnus received
$2.7 million.

    INCOME/LOSS FROM OPERATIONS OF A DISCONTINUED SEGMENT for the year ended December 31, 1999 was $3.0 million, compared to $1.0 million for the year ended December 31, 1998. The increase was due primarily to a decrease in overall segment expenses.

    DISCONTINUED OPERATIONS. Total revenues and net income on the discontinued operations were $12.3 million and $3.0 million, respectively, for the year ended December 31, 1999. In 1999, we also recorded a gain of $16.3 million on the disposal of the segment.

INFLATION

    While it is difficult to accurately measure the impact of inflation, we believe that the effects of inflation on our operations have been immaterial.

FINANCING INSTRUMENTS

    In June 1999, we entered into two financing arrangements: a Convertible Debenture and Warrant Purchase Agreement ("Convertible Debenture") and a Structured Equity Line Flexible Financing(SM) Agreement ("Equity Line"). Under the Convertible Debenture, convertible debentures having a principal amount of $14.0 million were issued at a conversion price of $12.705 per share. Principal is due June 29, 2004. The Convertible Debenture also provided for an additional $6.0 million, composed of two $3.0 million tranches, and in September 1999 we received $3.0 million in gross proceeds from the issuance of the first additional tranche, having a conversion price of $11.8663 and due September 29, 2004. The $3.0 million second additional tranche is still available under this financing instrument.

    The Equity Line originally had a maximum aggregate issue price of $30.0 million over a two-year commitment period and allows us, at our sole discretion, to sell common stock over this period. In 1999 we received proceeds of approximately $9.5 million from the original $30.0 million. These proceeds resulted from the sale of approximately 909,000 shares of common stock pursuant to the Equity Line. In May 2000, the Equity Line was amended to increase the maximum aggregate issue price by an additional $30.0 million to a total of $60.0 million, to provide for the issuance of warrants to purchase up to 600,000 shares of common stock, to replace the calculation used to determine the per share price with a formula more favorable to the Company and to extend the commitment period. In 2000, we received additional proceeds of approximately $14.2 million. These proceeds resulted from the sale of approximately 1,480,000 shares of common stock pursuant to the Equity Line. Thus, as of December 31, 2000, we have received approximately $23.7 million and have $36.3 million available under the amended Equity Line.

    Since December 31, 2000, we have received an additional $2.4 million of proceeds, leaving $33.9 million available under the Equity Line. In March 2001, we terminated the existing amended Equity Line and entered into a new Equity Line with the same Investors for a maximum aggregate issue price of $33.0 million. The terms and conditions of this new Equity Line are substantially the same as the prior amended Equity Line. We now have $33.0 million available under the new Equity Line.

    Five-year warrants have been issued under our financing instruments. In conjunction with the Convertible Debenture, warrants to purchase approximately 656,000 shares of common stock at an exercise price of $13.86 per share and 139,000 shares of common stock at an exercise price of $16.18 per share were issued in 1999. At the dates of grant, the fair values ascribed to these warrants were approximately $5.5 million and $1.1 million, respectively, based on a Black-Scholes valuation model, and these amounts are being amortized as additional interest expense over the term of the debt. We recorded amortization of $0.3 million for the three months ended December 31, 2000 and $1.3 million for the 12 months ended December 31, 2000. As of December 31, 2000, the unamortized fair value amounted to $4.7 million. In conjunction with the Equity Line, in January 2000 we issued warrants to purchase 95,000 shares of common stock at $11.51 per share.

LIQUIDITY AND CAPITAL RESOURCES

    Cash, cash equivalents and investment balances as of December 31, 2000 totaled $24.5 million. We have received net proceeds of approximately
$119.1 million from public offerings of our common stock through December 31, 2000. Since inception, we have financed approximately $11.1 million of manufacturing and research equipment under capital loan and lease arrangements. Borrowings under those arrangements are secured by specific Cygnus assets. We have an outstanding bank loan agreement with Silicon Valley Bank that requires monthly principal and interest payments through August 2001, in addition to compliance with various financial covenants. As of December 31, 2000, there was $2.9 million outstanding under this agreement, and borrowings are secured by specific Cygnus assets.

    Net cash used in operating activities for the year ended December 31, 2000 was $28.3 million, compared with net cash used of $17.9 million for the year ended December 31, 1999. Cash used in operating activities during the years ended December 31, 2000 and December 31, 1999 was primarily due to the net loss from continuing operations of $32.0 million and $22.2 million, respectively.

    Net cash used in investing activities of $6.4 million for the year ended December 31, 2000 resulted primarily from net purchases of investments of $4.2 million and capital expenditures of $2.7 million. Net cash provided by investing activities of $24.8 million for the year ended December 31, 1999 resulted primarily from the receipt of $20.0 million from the sale of the drug delivery business, net sales of investments of $8.3 million, offset by capital expenditures of $2.7 million and a contract termination fee of $800,000 in conjunction with disposal of the drug delivery segment.

    Net cash provided by financing activities totaled $14.0 million for the year ended December 31, 2000 and included net proceeds of $13.8 million from the sales of common stock under our Equity Line and additional stock proceeds of $3.4 million, offset by long-term debt repayments of $3.2 million. Net cash provided by financing activities of $11.6 million for the year ended
December 31, 1999 included net proceeds of $16.4 million and $9.2 million from the June 1999 and September 1999 issuance of Convertible Debenture and from the sale of common stock under the Equity Line, respectively, and additional stock proceeds of $5.7 million, offset by the July 1999 redemption of Senior Subordinated Convertible Notes of $12.5 million, and long-term debt and capital lease repayments of $5.3 million and $1.9 million, respectively.

    The current level of cash used in operating activities is not necessarily indicative of the level of future cash usage. Our long-term capital expenditure requirements will depend upon numerous factors, including, but not limited to,
(i) the progress of our research and development programs, (ii) the time required to obtain regulatory approvals, (iii) the resources that we devote to manufacturing, distribution and marketing of our products, (iv) the additional expenditures to support the manufacture of new products, if and when approved, and (v) possible acquisitions of products and technologies. As we evaluate the progress of our development projects, our commercialization plans and the lead time to set up manufacturing capabilities, we may commence long-term planning for another manufacturing site. Nevertheless, we believe that such long-term planning will not result in any material impact on cash flows and liquidity for the next 12 months. We have entered into agreements to allow us to manufacture and commercialize our GlucoWatch biographer. These contracts do not result in any material commitment for the next 12 months.

    Based upon current expectations for operating losses and projected short-term capital expenditures, we believe that existing cash, cash equivalents and investments of $24.5 million as of December 31, 2000--when coupled with cash available from public financings (including debt or equity financings) and any potential collaborations and earnings from investments--will be sufficient to meet our operating expenses, debt servicing and repayments and capital expenditure requirements at least for the next 12 months. However, there can be no assurance that we will not require additional financing, depending upon future business strategies, manufacturing and commercialization efforts, results of clinical trials, management decisions to accelerate certain research and development programs, and other factors.

INCOME TAXES

    We recorded a $100,000 income tax provision for the year ended December 31, 2000 consisting entirely of foreign withholding taxes. At December 31, 2000, we had federal net operating loss and research and development tax credit carryforwards of approximately $201.4 million and $5.7 million, respectively. We had state net operating loss and tax credit carryforwards of approximately
$58.7 million and $4.6 million, respectively. These carryforwards will expire at various dates beginning in 2001. Because of the "change in ownership" provisions of the Internal Revenue Code, a substantial portion of our net operating loss and tax credit carryforwards may be subject to annual limitations. The annual limitations may result in the expiration of the net operating losses and tax credits before utilization.

ARBITRATION OBLIGATION

    We have accrued an aggregate liability of $23 million relating to an arbitration settlement agreement with Sanofi~Synthelabo. We have issued to Sanofi~Synthelabo a convertible promissory note in the principal amount of $6 million, payable in full in December 2001. In addition, we are obligated to make a payment of $2 million in the first quarter of 2002, and payments of $3 million, $4 million, $4 million and $4 million are due in the first quarters of 2003 through 2006, respectively.

RISK FACTORS

    WE WISH TO CAUTION STOCKHOLDERS AND OTHER INVESTORS THAT THE FOLLOWING IMPORTANT FACTORS, AMONG OTHERS, IN SOME CASES HAVE AFFECTED, AND IN THE FUTURE COULD AFFECT, OUR ACTUAL RESULTS AND COULD CAUSE OUR ACTUAL CONSOLIDATED RESULTS FOR 2001 AND BEYOND TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF CYGNUS. THE STATEMENTS UNDER THIS CAPTION ARE INTENDED TO SERVE AS CAUTIONARY STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE FOLLOWING INFORMATION IS NOT INTENDED TO LIMIT IN ANY WAY THE CHARACTERIZATION OF OTHER STATEMENTS OR INFORMATION UNDER OTHER CAPTIONS AS CAUTIONARY STATEMENTS FOR SUCH PURPOSE.

    WE MAY NOT CONTINUE TO RECEIVE REGULATORY APPROVAL ON OUR PRODUCTS FROM THE FDA AND/OR FOREIGN AGENCIES. IF WE DO NOT RECEIVE REGULATORY APPROVAL, WE WILL NOT BE ABLE TO SELL OUR PRODUCTS OR GENERATE REVENUE IN THAT JURISDICTION.

    The design, manufacturing, labeling, distribution and marketing of our products are subject to extensive and rigorous government regulation in the United States and certain other countries where the process of obtaining and maintaining required regulatory clearance or approvals is lengthy, expensive and uncertain. The FDA may not approve enhancements and possible manufacturing changes to the GlucoWatch biographer or it may require us to file one or more new pre-market approval (PMA) applications rather than allowing us to use a supplement to our existing PMA application, which was approved in March 2001. In addition, a delay in such FDA approval could substantially delay introduction of product enhancements and our ability to cost-effectively manufacture large quantities of the consumable component of our GlucoWatch biographer. Regulatory requirements and procedures also vary on a country-by-country basis, and we may not be able to obtain regulatory approval in foreign countries. Moreover, even if regulatory approval is granted, such approval may include significant limitations on indicated uses for which any such products could be marketed.

    A medical device and its manufacturer are subject to continual review after approval, and later discovery of previously unknown problems with a product or the manufacturing process may result in restrictions on such product or the manufacturer, including withdrawal of the product from the market. Failure to comply with applicable regulatory requirements may result in, among other things, fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution. In addition, new government regulations may be established that could delay or prevent regulatory approval of our potential products. We are also subject to federal, state and local regulations regarding workplace safety, environmental protection and hazardous material controls, among others.

    In order for us to market our products in foreign jurisdictions, we and any of our distributors and agents must obtain required regulatory registrations or approvals and otherwise comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. Specifically, certain foreign regulatory bodies have adopted various regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. Failure to receive foreign regulatory approvals could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will obtain required regulatory registrations or approvals in such countries or that we will not be required to incur significant costs in obtaining or maintaining such regulatory registrations or approvals. Delays in obtaining any registrations or approvals required to market our products, failure to receive these registrations or approvals or future loss of previously obtained registrations or approvals could have a material adverse effect on our business, financial condition and results of operations.

    OUR PRODUCT PIPELINE IS SEVERELY LIMITED, SO THE FAILURE OF ANY ONE PRODUCT COULD RESULT IN THE FAILURE OF OUR ENTIRE BUSINESS.

    In 1999, we sold substantially all of the assets of our drug delivery business segment to Ortho-McNeil and terminated our remaining drug delivery projects. We are now exclusively focused on diagnostic medical devices and initially on a line of frequent, automatic and non-invasive glucose monitoring devices. A narrow range of products subjects us to the risk of not having alternative sources of revenue if we are unable to commercialize our narrow line of products. We may not be successful with a non-diversified line of products. A failure of our initial product, the GlucoWatch biographer, could cut off our only potential source of revenue and result in the failure of our entire business, as could the failure of any of our future products.

    For Cygnus to be successful, we will need to continue to develop glucose monitoring products that address the needs of people with diabetes. Enhanced glucose monitoring products based on our technologies are currently under development. In addition, we will be evaluating new products outside of the glucose monitoring field that can utilize our diagnostic technologies. These products will require significant additional development and investment, including preclinical and clinical testing, prior to their commercialization. From time to time, we have experienced delays or setbacks in the development of certain of our products. For example, in the past, we experienced development delays in the miniaturization of the GlucoWatch biographer. There can be no assurance that we will be able to successfully address problems that may arise during the development and commercialization process. In addition, there can be no assurance that GlucoWatch biographer enhancements or future products can or will be successfully developed, prove to be safe and effective in clinical trials, meet applicable regulatory standards, be capable of being manufactured in commercial quantities at a reasonable cost, be marketed successfully or achieve market acceptance. If any of our development programs are not successfully completed, required regulatory approvals or clearances are not obtained or products for which approvals or clearances are obtained are not commercially successful, our business, financial condition and results of operations could be materially adversely affected.

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

    WE DO NOT HAVE MEDICAL DEVICE MARKETING, DISTRIBUTION, MANUFACTURING OR SALES EXPERIENCE. IF WE ARE UNABLE TO MAKE SATISFACTORY ARRANGEMENTS FOR EACH OF THESE, WE MAY BE UNABLE TO SUCCESSFULLY COMMERCIALIZE OUR PRODUCTS.

    We may have problems in manufacturing, commercial scale-up, marketing or distribution of our GlucoWatch biographer. We do not have any experience in any of these areas in the medical device field. To successfully market, distribute, manufacture and sell the GlucoWatch biographer and our other glucose monitoring products under development, we must either develop these capabilities ourselves or enter into arrangements with third parties. We may not succeed in either course of action. If we attempt to develop our own capabilities, we will incur significant start-up expenses and we will compete with other companies that have experienced and well-funded operations. If we enter into arrangements with third parties, any revenues we receive will depend on the third party, and we will likely have to pay fees, sales commissions or similar amounts. If we are unable to make satisfactory arrangements, we may be unable to successfully commercialize our products or may experience delays in commercialization.

    Our GlucoWatch biographer has been manufactured for commercial sale on a limited basis, and we have no experience manufacturing the volumes that would be necessary for us to achieve significant commercial sales. To successfully commercialize the GlucoWatch biographer, we will have to manufacture the device in compliance with regulatory requirements, in a timely manner and in sufficient quantities while maintaining product performance, quality and acceptable manufacturing costs. There can be no assurance that we will be able to establish and maintain reliable, full-scale manufacturing of the GlucoWatch biographer at commercially reasonable prices. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving product performance, production yields, quality control and assurance, and shortages of personnel. In addition, manufacturing facilities will be subject to extensive regulations, including international quality standards and other regulatory requirements. Difficulties encountered in manufacturing scale-up or failure by us to implement and maintain manufacturing facilities in accordance with international quality standards or other regulatory requirements could result in a delay or termination of production, which could have a material adverse effect on our business, financial condition and results of operations.

    In the past, we have experienced these problems in scaling up our transdermal drug delivery products for commercial launch. There can be no assurance that similar problems will not be encountered in the future with our new diagnostic devices. In addition, there can be no assurance that we will be able to achieve and maintain product performance, quality and reliability if and when we are able to produce our GlucoWatch biographer in the quantities required for commercialization, or that the GlucoWatch biographer will be able to be manufactured and assembled at an acceptable cost.

    WE MAY NEED TO RELY ON AGREEMENTS WITH THIRD PARTIES IN ORDER TO COMMERCIALIZE OUR PRODUCTS ON A WORLDWIDE BASIS. IF WE ARE UNABLE TO SECURE THESE NECESSARY AGREEMENTS, WE MAY NOT BE ABLE TO SELL OUR PRODUCTS OR GENERATE REVENUE.

    One of our priorities is to establish alliances to secure commercialization functions worldwide for the GlucoWatch biographer, such as distribution, sales and customer service. We do not currently have any marketing or distribution agreements in the United States for the GlucoWatch biographer other than an agreement with Livingston Healthcare Services to provide receiving, storage, customer service, technical support and shipment services as well as an agreement with Lifescan, Inc. relating to our pilot marketing program in the United States. We do not have a worldwide commercialization partner. Our agreement with Yamanouchi to commercialize the GlucoWatch biographer in Japan was terminated in October 2000. We may never enter into an agreement with a worldwide commercialization partner. Even if we obtain a worldwide commercialization partner, we may not do so until after the FDA approves our large-scale manufacturing process.

    We are currently outsourcing capabilities for launch without a worldwide commercialization alliance. We may not be able to outsource some commercialization capabilities in time for a broad launch. Third parties performing these outsourced capabilities may, for competitive reasons, support, directly or indirectly, a company or product that competes with one of our products. If a third party terminates an arrangement, cannot fund or otherwise satisfy its obligations under its arrangements or disputes or breaches a contractual commitment, then we would likely be required to seek an alternative third party. If we were unable to find a replacement third party, we might not be able to perform or fund the activities of the current third party, or our capital requirements could increase substantially.

    WE MAY NEED ADDITIONAL FINANCING AND IT MAY NOT BE AVAILABLE. IF ADEQUATE FUNDS ARE NOT AVAILABLE OR ARE NOT AVAILABLE ON ACCEPTABLE TERMS, WE MAY BE UNABLE TO DEVELOP OR ENHANCE OUR PRODUCTS, TAKE ADVANTAGE OF FUTURE OPPORTUNITIES OR RESPOND TO COMPETITIVE PRESSURES, WHICH COULD NEGATIVELY IMPACT OUR PRODUCT COMMERCIALIZATION.

    In order to continue to develop our diagnostic product line, we will require substantial resources to conduct research and development and clinical trials necessary to bring our products to market and to establish production and marketing capabilities. Although we currently have two financing instruments in place, we may seek additional funding through public or private financings, including debt or equity financings. We may also seek other arrangements, including collaborative arrangements. Any additional equity financings may dilute the holdings of current stockholders. Debt financing, if available, may restrict our ability to issue dividends in the future and take other actions. We may not be able to obtain adequate funds when we need them from financial markets or arrangements with commercialization partners or other sources. Even if funds are available, they may not be on acceptable terms. If we cannot obtain sufficient additional funds, we may have to delay, scale back or eliminate some or all of our research and product development programs or license or sell products or technologies that we would otherwise seek to develop ourselves. The amounts and timing of future expenditures will depend on progress of ongoing research and development, results of clinical trials, rates at which operating losses are incurred, executing possible commercialization agreements, developing our products, manufacturing the GlucoWatch biographer, the FDA regulatory process, and other factors, many of which are beyond our control.

    WE ARE HIGHLY LEVERAGED AND MAY BE UNABLE TO SERVICE OUR DEBT. IF WE CANNOT PAY AMOUNTS DUE UNDER OUR DEBT OBLIGATIONS, WE MAY NEED TO REFINANCE ALL OR A PORTION OF OUR EXISTING DEBT, SELL ALL OR A PORTION OF OUR ASSETS OR SELL EQUITY SECURITIES.

    As of December 31, 2000, we had indebtedness of approximately
$45.6 million, of which $9.1 million is scheduled to become due and payable in 2001. The degree to which we are leveraged could limit our ability to obtain financing for working capital, commercialization of products or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations depends upon our future performance, which will depend upon financial, business and other factors, many of which are beyond our control. Although we believe our cash flows will be adequate to meet our interest payments, we may not continue to generate cash flows in the future sufficient to cover our fixed charges or to permit us to satisfy any redemption obligations pursuant to our indebtedness. If we cannot generate cash flows in the future sufficient to cover our fixed charges or to permit us to satisfy any redemption obligations pursuant to our indebtedness and we cannot borrow sufficient funds either under our credit facilities or from other sources, we may need to refinance all or a portion of our existing debt, sell all or a portion of our assets, or sell equity securities. We may not successfully complete any of these courses of action. In the event of insolvency, bankruptcy, liquidation, reorganization, dissolution or winding-up of our business or upon default or acceleration relating to our debt obligations, our assets will first be available to pay the amounts due under our debt obligations. Holders of common stock would only receive the assets remaining, if any, after payment of all indebtedness and preferred stock, if any.

    WE HAVE INCURRED SUBSTANTIAL LOSSES, HAVE A HISTORY OF OPERATING LOSSES, HAVE AN ACCUMULATED DEFICIT AND EXPECT CONTINUED OPERATING LOSSES.

    We reported a net loss from continuing operations of $32.0 million for the year ended December 31, 2000 and have experienced annual operating losses since our inception. We expect to continue to incur operating losses at least until we have significant sales, if we ever do, of the GlucoWatch biographer. We may never generate significant revenues or achieve profitability. We may fail in our efforts to introduce our products or to obtain required regulatory clearances. Our products may never gain market acceptance, and we may never generate revenues or achieve profitability. Our revenues to date have been derived primarily from product development and licensing fees related to our products under development and manufacturing and royalty revenues from our discontinued operations. If we obtain regulatory approvals, we expect to significantly increase our level of expenditures for sales, marketing and general and administrative activities in connection with product commercialization, and these expenditures will precede commercial revenues, if any.

    OUR STOCK PRICE IS VOLATILE, AND YOU MAY NOT BE ABLE TO RESELL CYGNUS SHARES AT OR ABOVE THE PRICE YOU PAID, OR AT ALL.

    The market price for shares of our common stock has been highly volatile. Factors such as the results of clinical trials for our products or products of our competitors, announcements of technological innovations, commencement or termination of strategic relationships, new product introductions by us or our competitors, regulatory approvals or delays, changes in securities analysts' recommendations and developments relating to our patent or proprietary rights or those of our competitors, as well as period-to-period fluctuations in financial results, may have a significant impact on the market price of the common stock.

    In addition, the stock market in general has experienced extreme price and volume fluctuations in recent years and even in recent months that have particularly affected the market prices of many medical technology companies, unrelated to the operating performance of these companies. Fluctuations or decreases in the trading price of our common stock may discourage investors from purchasing our common stock. In the past, following periods of volatility in the market price for a company's securities, securities class action litigation often has been instituted. Such litigation could result in substantial costs to us and divert management's attention and resources from developing and commercializing the GlucoWatch biographer.

    OWNERSHIP DILUTION CAUSED BY THE ISSUANCE OF SHARES UNDER THE EQUITY LINE OR BY ADDITIONAL SHARES OF OUR COMMON STOCK BECOMING AVAILABLE FOR SALE IN THE FUTURE COULD LOWER OUR STOCK PRICE. IF OUR STOCK PRICE DECLINES, YOU MAY NOT BE ABLE TO RESELL OUR SHARES AT OR ABOVE THE PRICE YOU PAID, OR AT ALL.

    Under the Equity Line, each month we may sell up to $4 million of common stock and our investors may exercise their option to purchase, subject to our approval, up to an additional $3 million of common stock during each month in an investment period. The total number of shares that may be issued under the Equity Line depends on the market price of our common stock at the time that the shares are sold, whether we choose to sell shares, and the number of shares we choose to sell. The following table illustrates hypothetically the effect of variations in the market price in our common stock and resulting variations in sales prices to our investors, on the number of shares issued in a one month period, assuming that we choose to sell all possible shares under the Equity Line. This table illustrates hypothetically how the ownership dilution resulting from the sale of the maximum number of shares available under the Equity Line increases as the market value of our common stock declines.

PRICE PER SHARE                                          NUMBER OF SHARES ISSUED
---------------                                          -----------------------
                                                               (ONE MONTH)
$15....................................................                  466,667
$10....................................................                  700,000
$5.....................................................                1,400,000

    Our decision to choose to sell all possible shares under the Equity Line would be influenced by whether it is in the best interests of our stockholders to sell at lower market prices, given our financing requirements and access to alternative sources of financing. We expect to satisfy substantially all of our expected financing needs during 2001 through sales under the Equity Line.

    Under our new March 2001 Equity Line, we have also agreed to issue warrants to purchase shares in an amount equal to 10 percent of the number of shares issued under the new Equity Line in any given year. The warrants will be issued after the end of each calendar year. The warrants are exercisable for five years from the date they are issued at an exercise price based on the weighted average price at which shares were sold during the preceding calendar year.

    IF OUR STOCK TRADES BELOW $5 PER SHARE FOR 30 CONSECUTIVE TRADING DAYS, OUR SHARES COULD BE DE-LISTED FROM THE NASDAQ STOCK MARKET. IF OUR SHARES ARE DE-LISTED, OUR STOCKHOLDERS MAY EXPERIENCE SUBSTANTIALLY DECREASED LIQUIDITY IN THEIR SHARES, AND THE OUTSTANDING AMOUNTS UNDER OUR CONVERTIBLE DEBENTURE COULD BECOME IMMEDIATELY DUE AND PAYABLE.

    Our stock is currently traded on the Nasdaq Stock Market. Nasdaq requires companies, such as ours, without at least $4 million in net tangible assets, to maintain a minimum closing bid of $5 per share for 30 consecutive business days for continued listing. A company whose stock does not meet this criterion may be put on probationary notice. If, after probationary notice, such a stock has not maintained a $5 bid price for 10 consecutive trading days over the next
90 days, Nasdaq may institute de-listing proceedings. In the event Nasdaq were to institute de-listing procedures on our stock, we plan to explore the possibility of a reverse stock split to maintain our listing. If our stock is de-listed from the Nasdaq Stock Market, our stockholders would find it more difficult to dispose of their shares, or obtain accurate quotations as to their market value, and the market price of our stock would likely decline further.

    Additionally, under the terms of our Convertible Debenture, we are required to maintain our listing with Nasdaq. We currently have outstanding Convertible Debentures in the amount of $19.2 million (including accrued interest). In the event our shares are de-listed, the holders could assert that a default has occurred. A default would result in all outstanding principal and interest becoming immediately due and payable. Payment of these amounts would require us to obtain alternative financing, which may not be available on acceptable terms, if at all, and could lead to bankruptcy.

    INTENSE COMPETITION IN THE MARKET FOR GLUCOSE DIAGNOSTIC PRODUCTS COULD PREVENT US FROM INCREASING OR SUSTAINING OUR REVENUE AND PREVENT US FROM ACHIEVING OR SUSTAINING PROFITABILITY.

    The medical device industry, particularly the market in which we will offer the GlucoWatch biographer, is intensely competitive and we will compete with other providers of personal glucose monitors. Currently the market is dominated by finger stick blood glucose monitoring products sold by a few major companies. These companies have established products and distribution channels. Finger stick glucose monitoring presents a number of barriers to generating more frequent blood glucose measurements, including the pain of repetitive finger sticking and the disruption of normal activities, as often people with diabetes do not want to go through the finger stick process in public. Several companies are developing alternative invasive, semi-invasive, minimally invasive or non-invasive methods to monitor glucose levels in a less painful or painless manner, as well as on a continuous or continual basis. Companies are attempting to develop a variety of methods to extract interstitial fluid and measure the glucose concentration therein. Another technology that some companies are pursuing is the use of infrared spectroscopy, which uses radiation to measure glucose levels. We are not aware of any products under development that offer the range of potential benefits of the GlucoWatch biographer. However, there can be no assurance that other products will not be more accepted in the marketplace than the GlucoWatch biographer or will not render our devices noncompetitive or obsolete. Additionally, the GlucoWatch biographer or our other enhanced products under development may fail to replace any currently used devices or systems. A number of companies have developed or are seeking to develop new drugs to treat diabetes that could reduce demand for glucose monitoring systems. In addition, many of our competitors and potential competitors have substantially greater resources, research and development staffs and facilities than we do and have significantly greater experience in developing, manufacturing and marketing glucose monitoring devices. Competition within the glucose monitoring industry could also result in price reductions for glucose monitoring devices such that we may not be able to sell the GlucoWatch biographer at a price level adequate for us to realize a return on our investment.

    IF THE MARKET DOES NOT ACCEPT OUR NEW TYPE OF PRODUCTS, WE MAY NOT GENERATE REVENUES AND ACHIEVE OR SUSTAIN PROFITABILITY.

    We are focusing our efforts predominantly on a line of frequent, automatic and non-invasive glucose monitoring devices. The market may not accept our products, given that they are different from the established finger stick glucose monitors currently on the market. Additionally, some of our competitors have announced, and others may be developing, new glucose monitoring devices that are frequent, automatic and less invasive. The introduction of competing products may decrease our future market sales.

    IF THIRD PARTIES DO NOT REIMBURSE THE COSTS OF OUR MEDICAL DEVICES, PATIENTS, HOSPITALS AND PHYSICIANS MAY DECIDE NOT TO USE OUR PRODUCTS, DIMINISHING OUR PRODUCT SALES.

    Successful commercialization of our products may depend in part on the availability of reimbursement from third-party health care payers, such as private insurance plans and the government. There can be no assurance that such reimbursement will be available. We plan to conduct outcome studies for reimbursement; however, reimbursement may not be available in a sufficient time frame. Third-party payers are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic and diagnostic products. Adequate levels of reimbursement may not be available to enable us to achieve market acceptance of the GlucoWatch biographer or other new products under development or to maintain price levels sufficient to realize an appropriate return on our investment. In the United States and foreign countries, the period of time needed to obtain such reimbursement can be lengthy. We may delay the launch of our products in some countries until we have established our eligibility for reimbursement. This delay could potentially harm our business.

    WE DEPEND ON THIRD-PARTY SUPPLIERS. ANY INTERRUPTION IN THE SUPPLY OF SYSTEM COMPONENTS OR THE PRICING OF THESE COMPONENTS COULD PREVENT US FROM MANUFACTURING OUR PRODUCTS.

    The GlucoWatch biographer is manufactured from components purchased from outside suppliers, most of whom are our single source for such components. In the event that we are unable, for whatever reason, to obtain these components from our suppliers or that the components obtained from these suppliers do not pass quality standards, we will be required to obtain the components from alternative suppliers. Additionally, in the event a current supplier is unable to meet our component requirements, we might not be able to rapidly find another supplier of the particular component or an alternative supply at the same price or lead time. An interruption in the supply of the GlucoWatch biographer components or excessive pricing of these components could prevent us from manufacturing our products.

    WE DEPEND ON PROPRIETARY TECHNOLOGY. IF WE FAIL TO OBTAIN PATENT PROTECTION FOR OUR PRODUCTS, PRESERVE OUR TRADE SECRETS AND OPERATE WITHOUT INFRINGING UPON THE PROPRIETARY RIGHTS OF OTHERS, WE MAY NOT GENERATE PROFITS.

    Our success depends in large part on our ability to obtain patent protection for our products, preserve our trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and abroad. Currently, many patent applications in the United States are maintained in secrecy until issuance, and publication of discoveries in the scientific or patent literature tends to lag behind actual discovery by several months. Thus, we may not have been the first to file patent applications on our inventions or we may have infringed upon third-party patents. Our patent applications may fail to issue any patents. Any patents that are issued may not provide competitive advantages for our products or may be challenged or circumvented by our competitors. We also rely on trade secrets and proprietary know-how that we seek to protect, in part, by confidentiality agreements with our employees, suppliers and consultants. These agreements could be breached, and we might not have adequate remedies for any breach. Additionally, our trade secrets could otherwise become known or be independently developed by our competitors. Any litigation, in the United States or abroad, as well as foreign opposition and/or domestic interference proceedings, could result in substantial expenses to us and significant diversion of effort by our technical and management personnel. We may resort to litigation to enforce our patents or protect trade secrets or know-how, as well as to defend against infringement charges. A negative determination in such proceedings could subject us to significant liabilities or require us to seek licenses from third parties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, necessary licenses may not be available to us on satisfactory terms, if at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products.

    WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS THAT ARE COSTLY TO DEFEND AND COULD LIMIT OUR ABILITY TO USE SOME TECHNOLOGIES IN THE FUTURE.

    The design, development, manufacture and use of our medical products involve an inherent risk of product liability claims and associated adverse publicity. Producers of medical products may face substantial liability for damages in the event of product failure or allegations that the product caused harm. We currently maintain product liability insurance, but it is expensive and difficult to obtain and may not be available in the future on acceptable terms. We may become subject to product liability claims, our current insurance may not cover any claims, and adequate insurance may not be available on acceptable terms in the future. We could be held liable for damages in excess of the limits of our insurance coverage, and any claim or product recall could create significant adverse publicity.

    THE COMPETITION FOR QUALIFIED PERSONNEL IS PARTICULARLY INTENSE IN OUR INDUSTRY AND IN NORTHERN CALIFORNIA. IF WE ARE UNABLE TO RETAIN OR HIRE KEY PERSONNEL, WE MAY NOT BE ABLE TO SUSTAIN OR GROW OUR BUSINESS.

    Our ability to operate successfully and manage our potential future growth depends significantly upon retaining key scientific, technical, sales, marketing, managerial and financial personnel, and attracting and retaining additional highly qualified personnel in these areas. We face intense competition for such personnel, and we may not be able to attract and retain these individuals. We compete with numerous pharmaceutical and health care companies, as well as universities and nonprofit research organizations in the highly competitive northern California business area. The loss of key personnel or our inability to hire and retain additional qualified personnel in the future could prevent us from sustaining or growing our business. Our success will depend in large part on the continued services of our scientific, managerial and manufacturing personnel. There can be no assurance that we will continue to be able to attract and retain sufficient qualified personnel.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

    We have no cash flow exposure due to rate changes for our $17.0 million Convertible Debenture, our $0.2 million equipment loans and our $6.0 million convertible promissory note related to the Sanofi~Synthelabo arbitration award, which all have fixed rates. We also have no cash flow exposure due to the rate change for certain long-term portions of our Sanofi~Synthelabo arbitration award obligations, as such obligations are not interest bearing. We do have cash flow exposure on our $2.9 million bank term loan due to its variable interest rate (prime plus 1.0%). We primarily enter into debt obligations to support general corporate purposes, including capital expenditures and working capital needs.

    The table below presents principal amounts and related weighted-average interest rates by year of maturity for our investment portfolio and debt obligations.

                                           2001       2002       2003       2004       2005      TOTAL     FAIR VALUE
                                         --------   --------   --------   --------   --------   --------   ----------
                                                                    (DOLLARS IN THOUSANDS)
ASSETS:
  Cash equivalents
    Variable rate......................  $ 4,716         --         --         --         --    $ 4,716      $ 4,716
    Average rate.......................     6.36%        --         --         --         --       6.36%          --
  Short-term investments
    Fixed rate.........................  $13,060         --         --         --         --    $13,060      $13,131
    Average rate.......................     6.13%        --         --         --         --       6.13%          --
  Long-term investments
    Fixed rate.........................  $ 1,546         --         --         --         --    $ 1,546      $ 1,547
    Average rate.......................     7.13%        --         --         --         --       7.13%          --
  Total investments
    Securities.........................  $19,322         --         --         --         --    $19,322      $19,394
    Average rate.......................     6.26%        --         --         --         --       6.26%          --
LIABILITIES:
Total long-term debt, including current
  portion
  Senior Subordinated Convertible
    Notes..............................       --         --         --    $17,000         --    $17,000      $17,000
    Fixed..............................       --         --         --        8.5%        --        8.5%          --
  Other
    Fixed rate.........................  $ 6,151         --         --         --         --    $ 6,151      $ 6,151
    Average rate.......................     6.56%        --         --         --         --       6.56%          --
    Variable rate......................  $ 2,938         --         --         --         --    $ 2,938      $ 2,938
    Average rate.......................     9.50%        --         --         --         --       9.50%          --

FOREIGN EXCHANGE RISK

    Effective June 28, 2000, we established Cygnus (UK) Limited, a wholly owned subsidiary of Cygnus, Inc., in the United Kingdom. We keep most of our highly liquid assets in United States dollars to reduce our exposure to foreign exchange rate fluctuations. Our exposure to gains and losses resulting from foreign currency exchange rate fluctuations on foreign net assets was not material as of December 31, 2000. No material foreign exchange rate gain or loss has been recorded on our consolidated financial statements during the 12 months ended December 31, 2000. We do not anticipate any material adverse effect on our consolidated financial position, results of operations or cash flows resulting from foreign exchange rate fluctuations in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The consolidated financial statements and supplementary data for the years ended December 31, 2000, 1999 and 1998 are incorporated herein by reference and submitted as a separate section of this Form 10-K. (See Item 14.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The executive officers of the Company, who serve at the discretion of the Board of Directors, are as follows, in alphabetical order:

NAME                                                     AGE                        TITLE
----                                                   --------   -----------------------------------------
Neil R. Ackerman, Ph.D...............................     57      Chief Technical Officer and Senior Vice
                                                                  President, Research & Development and
                                                                  Scientific Affairs
Craig W. Carlson.....................................     53      Chief Operating Officer, Chief Financial
                                                                  Officer and Senior Vice President
John C Hodgman.......................................     46      Chairman of the Board, President and
                                                                  Chief Executive Officer
Barbara G. McClung...................................     46      Senior Vice President, General Counsel
                                                                  and Secretary

    DR. ACKERMAN was appointed Chief Technical Officer in December 2000 and has served as Senior Vice President, Research & Development and Scientific Affairs since September 1998. Dr. Ackerman joined Cygnus in May 1994 as Vice President, Research & Development and, from January 1997 to September 1998, Dr. Ackerman served as Senior Vice President, Research & Development. From 1990 to May 1994, Dr. Ackerman served as Vice President of Research and Development for Glycomed, leading its discovery efforts focused on cardiovascular and inflammatory diseases. From 1982 to 1990, he was Research Director, Cancer and Inflammatory Diseases with DuPont Pharmaceuticals. Prior to that he had research and management positions at Syntex Corporation and Pfizer, Inc. Dr. Ackerman received B.S. and Ph.D. degrees from the University of Maryland and completed a post-doctoral fellowship at Stanford University.

    MR. CARLSON was appointed Chief Operating Officer in December 2000 and has served as Chief Financial Officer since 1998, with responsibilities for the Finance, Corporate Communications, Information Technology and, since 2000, Marketing and European Operation functions at Cygnus. He joined Cygnus in
July 1993 as Vice President, Corporate Communications, became Vice President, Strategic Planning and Corporate Marketing, then assumed responsibility for the Finance and Information Technologies functions in 1997 as Senior Vice President, Finance. From 1988 to July 1993, he was Vice President and Group Director at Young & Rubicam Advertising in San Francisco. Prior to that, Mr. Carlson was Vice President of Campbell-Mithun Advertising. He holds a B.A. from Union College and an M.B.A. from Stanford University.

    MR. HODGMAN was appointed Chairman of the Board in 1999 and has served as a director, President and Chief Executive Officer since August 1998. He was President, Cygnus Diagnostics from May 1995 to August 1998, for which he was responsible for all commercialization efforts for the GlucoWatch biographer, and was also Chief Financial Officer. Mr. Hodgman joined Cygnus in August 1994 as Vice President, Finance and Chief Financial Officer. Prior to joining Cygnus, Mr. Hodgman served as Vice President of Operations and Finance and Chief Financial Officer for Central Point Software, a personal computer and networking software company. Prior to that, he was the Vice President of Finance and Administration and Chief Financial Officer of Ateq Corporation. Mr. Hodgman holds a B.S. degree from Brigham Young University and an M.B.A. from the University of Utah.

    MS. McCLUNG was appointed Senior Vice President, General Counsel and Corporate Secretary in December 1998 and also assumed responsibilities for Human Resources function shortly thereafter. Ms. McClung joined Cygnus in January 1998 as Vice President, Intellectual Property. In August 1998,
Ms. McClung was promoted to Vice President and General Counsel. Prior to joining Cygnus, from

August 1990 to January 1998, she was Corporate Patent Counsel at Chiron Corporation, a biotechnology company. Prior to that she was Patent Counsel at DuPont. She is a member of the California, Delaware, and Pennsylvania bars, as well as being a registered patent attorney before the United States Patent and Trademark Office. Ms. McClung received a J.D. from the University of Pennsylvania Law School, as well as a B.A. from the University of California, San Diego, and an M.A. from the University of Pennsylvania.

    Each executive officer of the Company adopted in February 2001 a Rule 10b5-1 trading plan in compliance with the Company's insider trading policy. The first trades that can be executed under these trading plans are not permitted to occur before the filing of the Company's Annual Report on Form 10-K.

    We incorporate by reference the information set forth under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement to be filed pursuant to Regulation 14A for our 2001 Annual Meeting of Stockholders.

    Additionally, we incorporate by reference the information concerning our directors set forth under the heading "Proposal One--Re-election of Directors" in our definitive Proxy Statement to be filed pursuant to Regulation 14A for our 2001 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

    We incorporate by reference the information set forth under the heading "Executive Compensation and Other Information" in our definitive Proxy Statement to be filed pursuant to Regulation 14A for our 2001 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    We incorporate by reference the information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement to be filed pursuant to Regulation 14A for our 2001 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    We incorporate by reference the information set forth under the headings "Proposal One--Re-election of Directors" and "Executive Compensation and Other Information" in our definitive Proxy Statement to be filed pursuant to Regulation 14A for our 2001 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

A.1)  FINANCIAL STATEMENTS AND REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

                                                                PAGE
                                                              --------
Report of Ernst & Young LLP, Independent Auditors...........    F-3
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................    F-4
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................    F-5
Consolidated Statements of Stockholders' Equity/(net capital deficiency) for the years ended December 31, 2000, 1999
  and 1998..................................................    F-6
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................    F-7
Notes to Consolidated Financial Statements for the year
  ended December 31, 2000...................................    F-8

A.2)  FINANCIAL STATEMENT SCHEDULE


Valuation and Qualifying Accounts (Schedule II).............    S-1

    All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

B)  REPORTS ON FORM 8-K

    We have recently filed the following Current Reports on Form 8-K.

    On October 17, 2000, we filed a Current Report on Form 8-K, reporting under
Item 5 that we shipped our first commercial GlucoWatch biographers to the United Kingdom. We have established a United Kingdom Medical Advisory Board to provide our GlucoWatch biographer to select adults with diabetes. We also announced that we regained the marketing and distribution rights for the GlucoWatch biographer in Japan and that the collaboration between Cygnus and Yamanouchi for the marketing and distribution of the GlucoWatch biographer in Japan would be terminated. We further announced that we signed a Warehouse Distribution Contract with Livingston Healthcare Services, Inc. to provide outsource logistics services in the United States for our GlucoWatch biographer.

    On December 19, 2000, we filed a Current Report on Form 8-K, reporting under
Item 5 that the United States Patent and Trademark Office recently issued three patents relating to our glucose monitoring devices, including the GlucoWatch biographer.

C)  EXHIBITS

    The following exhibits are filed herewith or incorporated by reference:

   3.01 Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.01 of Registrant's Form 10-Q for the quarter ended March 31, 2000.

   3.02 Restated Articles of Incorporation of the Registrant, as amended to date, incorporated by reference to 3.02 of Registrant's Form 10-Q for the quarter ended March 31, 2000.

   4.01 Specimen of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant's
          Registration Statement Form S-1 No. 33-38363.

   4.02   Form of Senior Indenture, incorporated by reference to
          Exhibit 4.1 filed with the Registrant's Registration
          Statement on Form S-3 (File No. 33-39275) declared effective by the Securities and Exchange Commission on November 12,
          1997 (the "November 1997 Form S-3").

   4.03   Form of Subordinated Indenture, incorporated by reference to
          Exhibit 4.2 filed with the Registrant's November 1997
          Form S-3.

   4.04 Form of Senior Debt Security (included in Exhibit 4.1), incorporated by reference to Exhibit 4.3 filed with the Registrant's November 1997 Form S-3.

   4.05   Form of Subordinated Debt Security (included in
          Exhibit 4.2), incorporated by reference to Exhibit 4.4 filed with the Registrant's November 1997 Form S-3.

   4.06 First Supplemental Indenture dated as of February 3, 1998 by and between the Registrant and State Street Bank and Trust
          Company of California, N.A., incorporated by reference to
          Exhibit 4.5 of the Registrant's Form 8-K dated February 4,
          1998.

   4.07 Second Supplemental Indenture dated as of October 28, 1998, by and between the Registrant and State Street Bank and Trust Company of California, N.A., to the Indenture dated as of February 3, 1998 and the First Supplemental Indenture dated as of February 3, 1998, incorporated by reference to
          Exhibit 4.8 of the Registrant's Form 8-K filed on
          October 30, 1998.

   4.08 Amended and Restated Rights Agreement dated October 27, 1998 between the Registrant and ChaseMellon Shareholder Services,
          L.L.C. (the "Rights Agent" successor to Chemical Trust), which includes the Certificate of Determination for the Series A Junior Participating Preferred Stock as
          Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit 99.2 of the Registrant's Form 8A/A filed on December 14, 1998,
          Registration No. 0-19962.

   4.09 Registration Rights Agreement dated June 30, 1999 between the Registrant and Cripple Creek Securities, L.L.C., incorporated by reference to Exhibit 4.11 of the Registrant's Form 10-Q for the quarter ended June 30, 1999.

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

 10.007 Amendment No. 4, Lease Extension, dated July 20, 1999 between the Registrant and Lincoln Menlo Associates Limited, a California Limited Partnership, incorporated by reference to Exhibit 10.44 of the Registrant's Form 10-Q for the period ending March 31, 1999.

 10.008   Sublease dated December 15, 1999 between the Registrant and
          Ortho-McNeil Pharmaceutical, Inc., incorporated by reference to Exhibit 10.008 of the Registrant's Form 10-K for the period ending December 31, 1999.

 10.009 Agreement to Terminate Lease dated November 6, 2000 between the Registrant and AMB Property, L.P., a Delaware Limited
          Partnership (successor in interest to Lincoln Menlo
          Associates, Limited, a California Limited Partnership).

 10.010   through 10.099 reserved.

 10.101   Structured Equity Line Flexible Financing Agreement, dated
          June 30, 1999 between the Registrant and Cripple Creek
          Securities, L.L.C., incorporated by reference to Exhibit 1 of the Registrant's Form 8-K filed on July 2, 1999.

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

 10.105   Amendment No. 1 to Structured Equity Line Flexible Financing
          Agreement dated September 29, 1999 between the Registrant and Cripple Creek Securities, L.L.C., incorporated by reference to Exhibit 1.1 of the Registrant's Form 8-K filed on October 7, 1999.

 10.106 Form of Note Purchase Agreement dated as of February 2, 1998 between the Registrant and certain institutional Investors, incorporated by reference to Exhibit 10.28 of the Registrant's Form 8-K dated February 4, 1998.

 10.107   Form of Common Stock Purchase Agreement dated February 2,
          1998 between the Registrant and certain institutional
          Investors, incorporated by reference to Exhibit 10.29 of the Registrant's Form 8-K dated February 4, 1998.

 10.108   Amended and Restated Loan and Security Agreement between the
          Registrant and Silicon Valley Bank entered into as of April 30, 1998, incorporated by reference to Exhibit 10.45 of the Registrant's Form 10-Q for the quarter ended
          September 30, 1998.

 10.109   Amendment No. 2 to Structured Equity Line Flexible Financing
          Agreement between the Registrant and Cripple Creek
          Securities, L.L.C., dated March 27, 2000, incorporated by reference to Exhibit 10.109 of the Registrant's Form 10-Q for the quarter ended March 31, 2000.

 10.110   Amendment No. 3 to Structured Equity Line Flexible Financing
          Agreement between the Registrant and Cripple Creek
          Securities, L.L.C., dated May 9, 2000, incorporated by reference to Exhibit 10.110 of the Registrant's Form 10-Q for the quarter ended June 30, 2000.

 10.111   Amendment No. 4 to Structured Equity Line Flexible Financing
          Agreement between the Registrant and Cripple Creek
          Securities, L.L.C., dated October 27, 2000.

 10.112   through 10.199 reserved.

*10.201   Product Supply and Distribution Agreement between the
          Registrant and Yamanouchi Pharmaceutical Co., Ltd. dated
          July 14, 1996, incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q for the quarter ended June 30, 1996.

*10.202   Product Supply Agreement between the Registrant and Contract
          Manufacturing, Inc. dated July 15, 1997, incorporated by reference to Exhibit 10.202 of the Registrant's Form 10-K for the period ending December 31, 1999.

*10.203 Supply Agreement dated June 19, 1998 between the Registrant and E.I. du Pont de Nemours & Co., a Delaware corporation, incorporated by reference to Exhibit 10.34 of the Registrant's Form 10-K for period ending December 31, 1998.

*10.204   Detection of Analytes Product Development and License
          Agreement dated June 19, 1998 between the Registrant and
          E.I. du Pont de Nemours & Co., a Delaware corporation, incorporated by reference to Exhibit 10.35 the Registrant's
          Form 10-K for period ending December 31, 1998.

*10.205   Supply Agreement between the Registrant and Key Tronic
          Corporation dated December 1, 1999, incorporated by reference to Exhibit 10.205 of the Registrant's Form 10-K for the period ending December 31, 1999.

*10.206   Supply Agreement between the Registrant and Hydrogel Design
          Systems, Inc. dated December 31, 1999, incorporated by reference to Exhibit 10.206 of the Registrant's Form 10-K for the period ending December 31, 1999.

*10.207   Supply Agreement between the Registrant and Sanmina Medical
          Products Division, a division of Sanmina Corporation, dated
          March 1, 2000, incorporated by reference to Exhibit 10.207 of the Registrant's Form 10-Q for the quarter ended
          June 30, 2000.

*10.208   Supply Agreement between the Registrant and E.I. du Pont de
          Nemours & Co. and Registrant dated June 23, 2000, incorporated by reference to Exhibit 10.208 of the Registrant's Form 10-Q for the quarter ended June 30, 2000.
          (This Agreement supercedes and replaces Exhibits 10.203 and 10.204 above.)

*10.209   Warehouse Distribution Contract between the Registrant and
          Livingston Healthcare Services, Inc. dated August 25, 2000, incorporated by reference to Exhibit 10.209 of the Registrant's Form 8-K filed on October 17, 2000.

*10.210   U.S. Market Research Agreement between the Registrant and
          Lifescan, Inc. dated February 22, 2001.

*10.211   Termination Agreement between the Registrant and Yamanouchi
          Pharmaceutical Co., Ltd. dated February 26, 2001.

 10.212   through 10.299 Reserved.

*10.301   Exclusive License Agreement between the Registrant and The
          Regents of the University of California dated January 31,
          1995, incorporated by reference to Exhibit 10.301 of the Registrant's Form 10-K for the period ending December 31,
          1999.

*10.302   License Agreement Amendment between the Registrant and The
          Regents of the University of California dated April 23,
          1998, incorporated by reference to Exhibit 10.302 of the Registrant's Form 10-K for the period ending December 31,
          1999.

 10.303   through 10.399 Reserved.

*10.401   Asset Purchase Agreement dated November 17, 1999 between the
          Registrant and Ortho-McNeil Pharmaceutical, Inc., incorporated by reference to Exhibit 10.49 of the Registrant's Form 8-K filed December 30, 1999.

 10.402   through 10.499 Reserved

 10.501   Registrant's 1999 Stock Incentive Plan (as Amended and
          Restated March 1, 2000), incorporated by reference to
          Exhibit 10.501 of the Registrant's Form 10-K for the period ending December 31, 1999.

 10.502   Registrant's Amended 1991 Employee Stock Purchase Plan (as
          Amended and Restated March 1, 2000), incorporated by reference to Exhibit 10.502 of the Registrant's Form 10-K for the period ending December 31, 1999.

 10.503   Form of Indemnification Agreement for Directors and
          Officers, incorporated by reference to Exhibit 10.29 of the Registrant's Form S-1 Registration Statement No. 33-38363.

 10.504   Form of Agreement (Termination of Employment Without
          Cause--Officers) between the Registrant and each of the Company's Officers, incorporated by reference to
          Exhibit 10.46 of the Registrant's Form 10-Q for the period ended September 30, 1998.

 10.505 Form of Agreement (Change of Control) between the Registrant and each of the Company's Officers, incorporated by reference to Exhibit 10.47 of the Registrant's Form 10-Q for the period ended September 30, 1998.

 10.506   Form of Special Addendum to Stock Option Agreement
          (Termination of Employment Without Cause--Officers), incorporated by reference to Exhibit 99.4 of the Registrant's Form S-8 Registration Statement No. 333-67331, filed November 16, 1998.

 10.507   Form of Special Addendum to Stock Option Agreement
          (Termination of Employment Without Cause--Key Employees), incorporated by reference to Exhibit 99.5 of the Registrant's Form S-8 Registration Statement No. 333-67331, filed November 16, 1998.

 10.508 Form of Special Addendum to Stock Option Agreement (Change in Control), incorporated by reference to Exhibit 99.3 of the Registrant's Form S-8 Registration Statement
          No. 333-67331, filed November 16, 1998.

 10.509 Written Compensation Agreement dated August 28, 1998 between the Registrant and Andre F. Marion, incorporated by reference to Exhibit 99.7 of the Registrant's Form S-8
          Registration Statement No. 333-67331, filed November 16,
          1998.

 10.510   Stock Option Agreement between the Registrant and Andre F.
          Marion, incorporated by reference to Exhibit 99.8 of the Registrant's Form S-8 Registration Statement No. 333-67331, filed November 16.1998.

 10.511 Form of Employment Agreement between the Registrant and each of the Company's Officers. (This Agreement supercedes and replaces Exhibits 10.504, 10.505, 10.506 and 10.508 above.)

 10.512   Form of Employment Agreement between the Registrant and Key
          Employees. (This Agreement supercedes and replaces
          Exhibit 10.507 above.)

 10.513   Form of Indemnification Agreement for Directors and
          Officers. (This Agreement supercedes and replaces
          Exhibit 10.503 above.)

------------------------

   21.0   List of Subsidiaries of the Registrant

   23.1   Consent of Ernst & Young LLP, Independent Auditors (see page
          32)

   24.1   Power of Attorney (see page 31)

------------------------

* A confidential treatment request has been applied for or granted with respect to a portion of this document.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2001.

                                             CYGNUS, INC.

                                               By:                  /s/ JOHN C HODGMAN
                                                        ------------------------------------------
                                                                      John C Hodgman
                                                          CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE
                                                                          OFFICER
                                                               (PRINCIPAL EXECUTIVE OFFICER)

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

             SIGNATURE                              TITLE                        DATE
             ---------                              -----                        ----
                                     Chairman of the Board of Directors,
        /s/ JOHN C HODGMAN             President and Chief Executive
----------------------------------     Officer (Principal Executive         March 26, 2001
          John C Hodgman               Officer)

                                     Chief Operating Officer, Chief
       /s/ CRAIG W. CARLSON            Financial Officer and Senior Vice
----------------------------------     President (Principal Financial       March 26, 2001
         Craig W. Carlson              Officer and Principal Accounting
                                       Officer)

        /s/ ANDRE F. MARION
----------------------------------   Vice Chairman of the Board of          March 26, 2001
          Andre F. Marion              Directors

         /s/ FRANK T. CARY
----------------------------------   Director                               March 26, 2001
           Frank T. Cary

       /s/ RICHARD G. ROGERS
----------------------------------   Director                               March 26, 2001
         Richard G. Rogers

       /s/ WALTER B. WRISTON
----------------------------------   Director                               March 26, 2001
         Walter B. Wriston

                                  EXHIBIT 23.1
               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

    We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 333-18357, 333-67331 and 333-89377) pertaining to the Amended 1991 Employee Stock Purchase Plan and the 1999 Stock Incentive Plan of
Cygnus, Inc. of our report dated February 2, 2001 with respect to the consolidated financial statements of Cygnus, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 2000.

Palo Alto, California                                      /s/ ERNST & YOUNG LLP
March 26, 2001

                                  CYGNUS, INC.
                       Consolidated Financial Statements
              For the Years ended December 31, 2000, 1999 and 1998
                                      with
                         Report of Independent Auditors

                                  CYGNUS, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

              For the Years ended December 31, 2000, 1999 and 1998

                                    CONTENTS

Report of Ernst & Young LLP, Independent Auditors...........    F-3

Audited Consolidated Financial Statements:

Consolidated Balance Sheets.................................    F-4
Consolidated Statements of Operations.......................    F-5
Consolidated Statements of Stockholders' Equity/(net capital
  deficiency)...............................................    F-6
Consolidated Statements of Cash Flows.......................    F-7
Notes to Consolidated Financial Statements..................    F-8

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Cygnus, Inc.

    We have audited the accompanying consolidated balance sheets of Cygnus, Inc. as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity/(net capital deficiency) and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of Cygnus' management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cygnus, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

    As discussed more fully in Note 1, Cygnus, Inc. has changed its accounting for the embedded beneficial conversion feature of convertible debentures.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
February 2, 2001

                                  CYGNUS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
ASSETS:
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   8,058   $  28,677
  Short-term investments....................................     14,881      10,215
  Prepaid expenses and other current assets.................        369         560
  Current portion of employee notes receivable..............         81         162
  Current portion of unamortized deferred financing cost....        203         201
                                                              ---------   ---------
      Total current assets..................................     23,592      39,815
EQUIPMENT AND IMPROVEMENTS:
  Office and laboratory equipment...........................     11,527       7,856
  Leasehold improvements....................................        461         426
  Construction in progress..................................      2,798       4,417
                                                              ---------   ---------
                                                                 14,786      12,699
  Less accumulated depreciation and amortization............     (7,688)     (6,610)
                                                              ---------   ---------
      Net equipment and improvements........................      7,098       6,089
Long-term investments.......................................      1,547          --
Long-term portion of employee notes receivable..............         96         201
Unamortized portion of deferred financing cost..............        514         709
Other assets................................................         42         162
                                                              ---------   ---------
      Total Assets..........................................  $  32,889   $  46,976
                                                              =========   =========
LIABILITIES AND NET CAPITAL DEFICIENCY:
CURRENT LIABILITIES:
  Accounts payable..........................................  $   2,969   $   2,002
  Accrued compensation......................................      1,033       2,919
  Other accrued liabilities.................................        632         640
  Deferred revenue..........................................         --         900
  Current portion of arbitration obligation.................      6,000          --
  Current portion of long-term debt.........................      3,089       3,243
                                                              ---------   ---------
      Total current liabilities.............................     13,723       9,704
Long-term portion of arbitration obligation.................     17,000      23,000
Long-term portion of debt...................................         --       3,088
Convertible Debentures, net of discount of $4,364 in 2000
  and $5,595 in 1999........................................     14,870      12,084
Other long-term liabilities.................................        319         304
STOCKHOLDERS' NET CAPITAL DEFICIENCY:
  Preferred stock, $0.001 par value: 5,000 shares
    authorized; no shares issued and outstanding............         --          --
  Common stock, $0.001 par value: 55,000 and 40,000 shares
    authorized; issued and outstanding: 27,476 and 25,411
    shares at December 31, 2000 and 1999, respectively......         27          25
  Additional paid-in-capital................................    201,011     177,576
  Accumulated deficit.......................................   (215,823)   (178,790)
  Accumulated other comprehensive income/(loss).............      1,762         (15)
                                                              ---------   ---------
  Net capital deficiency....................................    (13,023)     (1,204)
                                                              ---------   ---------
      Total liabilities and stockholders' net capital
        deficiency..........................................  $  32,889   $  46,976
                                                              =========   =========

                            See accompanying notes.

                                  CYGNUS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
CONTRACT REVENUES...........................................  $  1,052   $ 2,061    $    457
COSTS AND EXPENSES:
  Research and development..................................    21,170    15,745      25,635
  Marketing, general and administrative.....................    10,072     4,794       8,810
                                                              --------   -------    --------
    TOTAL COSTS AND EXPENSES................................    31,242    20,539      34,445
LOSS FROM OPERATIONS........................................   (30,190)  (18,478)    (33,988)
  Interest and other income.................................     1,970       194       3,284
  Interest and other expense................................    (3,687)   (3,690)     (9,730)
                                                              --------   -------    --------
LOSS FROM CONTINUING OPERATIONS BEFORE TAX..................   (31,907)  (21,974)    (40,434)
Provision for tax...........................................      (100)     (200)         --
                                                              --------   -------    --------
LOSS FROM CONTINUING OPERATIONS.............................   (32,007)  (22,174)    (40,434)
DISCONTINUED OPERATIONS:
  Income from operations of a discontinued segment..........        --     3,031       1,006
  Gain on disposal of a segment.............................        --    16,308          --
                                                              --------   -------    --------
NET LOSS BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
  PRINCIPLE.................................................   (32,007)   (2,835)    (39,428)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE.......    (5,026)       --          --
                                                              --------   -------    --------
NET LOSS....................................................  $(37,033)  $(2,835)   $(39,428)
                                                              ========   =======    ========
NET LOSS PER SHARE FROM CONTINUING OPERATIONS, BASIC AND
  DILUTED...................................................  $  (1.22)  $ (0.95)   $  (2.00)
NET INCOME PER SHARE FROM A DISCONTINUED SEGMENT, BASIC AND
  DILUTED...................................................        --      0.83        0.05
NET LOSS PER SHARE FROM CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE, BASIC AND DILUTED...................     (0.19)       --          --
                                                              --------   -------    --------
NET LOSS PER SHARE, BASIC AND DILUTED.......................  $  (1.41)  $ (0.12)   $  (1.95)
                                                              ========   =======    ========
SHARES USED IN COMPUTATION OF NET LOSS PER SHARE, BASIC AND
  DILUTED...................................................    26,315    23,354      20,226
                                                              ========   =======    ========

                            See accompanying notes.

                                  CYGNUS, INC.

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(NET CAPTIAL DEFICIENCY)

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                 (IN THOUSANDS)

                                                                                         ACCUMULATED         TOTAL
                                                                                            OTHER        STOCKHOLDERS'
                                             COMMON      ADDITIONAL      ACCUMULATED    COMPREHENSIVE     NET CAPITAL
                                             STOCK     PAID-IN-CAPITAL     DEFICIT      INCOME/(LOSS)     DEFICIENCY
                                            --------   ---------------   ------------   --------------   -------------
BALANCE, DECEMBER 31, 1997................    $19         $122,709        $(136,527)        $   (1)        $(13,800)
Issuance of 144 shares of common stock
  under the Employee Stock Option Plan and
  Employee Stock Purchase Plan............     --              892               --             --              892
Issuance of 906 shares of common stock in
  fourth public offering, net of issuance
  costs...................................      1           13,326               --             --           13,327
Issuance of 565 shares arising upon
  conversion of the Senior Subordinated
  Notes...................................      1            1,998               --             --            1,999
Additional paid-in capital arising from
  the beneficial conversion feature in
  connection with the restructuring of the
  Senior Subordinated Notes...............     --            4,230               --             --            4,230
Net loss..................................     --               --          (39,428)            --          (39,428)
Unrealized gain on available-for-sale
  securities..............................     --               --               --             13               13
                                                                                                           --------
Net comprehensive loss....................     --               --               --             --          (39,415)
                                              ---         --------        ---------         ------         --------
BALANCE, DECEMBER 31, 1998................    $21         $143,155        $(175,955)        $   12         $(32,767)
                                              ===         ========        =========         ======         ========
Issuance of 1,103 shares of common stock
  under the Employee Stock Option Plan and
  Employee Stock Purchase Plan............      1            6,694               --             --            6,695
Issuance of 259 shares of common stock for
  services rendered.......................     --              864               --             --              864
Valuation for stock-based compensation....     --              378               --             --              378
Issuance of 991 shares of common stock
  pursuant to the Equity Line, net of
  issuance costs..........................      1            9,117               --             --            9,118
Issuance of 120 shares of common stock
  upon exercise of warrant................     --              531               --             --              531
Issuance of 2,053 shares upon conversion
  of the Senior Subordinated Convertible
  Notes...................................      2           10,265               --             --           10,267
Issuance of warrants in connection with
  the Convertible Debentures..............     --            6,572               --             --            6,572
Net loss..................................     --               --           (2,835)            --           (2,835)
Unrealized loss on available-for-sale
  securities..............................     --               --               --            (27)             (27)
                                                                                                           --------
Net comprehensive loss....................     --               --               --             --           (2,862)
                                              ---         --------        ---------         ------         --------
BALANCE, DECEMBER 31, 1999................    $25         $177,576        $(178,790)        $  (15)        $ (1,204)
                                              ===         ========        =========         ======         ========
Issuance of 568 shares of common stock
  under the Employee Stock Option Plan and
  Employee Stock Purchase Plan............      1            3,462               --             --            3,463
Issuance of 17 shares of common stock for
  services rendered.......................     --               86               --             --               86
Valuation for stock-based compensation....     --            1,044               --             --            1,044
Issuance of 1,480 shares of common stock
  pursuant to the Equity Line, net of
  issuance costs..........................      1           13,817               --             --           13,818
Additional paid-in capital arising from
  the cumulative effect of a change in
  accounting principle related to the
  beneficial conversion feature associated
  with the Convertible Debentures.........     --            5,026               --             --            5,026
Net loss..................................     --               --          (37,033)            --          (37,033)
Unrealized gain on available-for-sale
  securities..............................     --               --               --          1,777            1,777
                                                                                                           --------
Net comprehensive loss....................     --               --               --             --          (35,256)
                                              ---         --------        ---------         ------         --------
BALANCE, DECEMBER 31, 2000................    $27         $201,011        $(215,823)        $1,762         $(13,023)
                                              ===         ========        =========         ======         ========

                            See accompanying notes.

                                  CYGNUS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $(37,033)  $ (2,835)  $(39,428)
Adjustments to reconcile net loss to net cash (used
  in)/provided by operating activities:
  Depreciation..............................................     1,267      1,850      1,665
  Amortization..............................................      (190)        12        256
  Gain on sale of equipment.................................      (107)        (1)       (19)
  Beneficial conversion feature of Convertible Debenture....     5,026         --         --
  Beneficial conversion feature of restructured Senior
    Subordinated Convertible Notes..........................        --         --      4,230
  Amortization of debt issuance and financing costs and debt
    discount................................................     1,435      1,743      1,561
  Stock-based compensation..................................     1,130        378         --
  Gain on disposal of segment...............................        --    (16,308)        --
Change in operating assets and liabilities
  Inventories...............................................        --        771        153
  Deferred compensation, prepaid expenses and other
    assets..................................................       498      5,223      2,617
  Other.....................................................       (55)        77       (125)
  Accounts payable and other accrued liabilities............     2,501     (3,351)     2,316
  Accrued compensation......................................    (1,886)       317      1,295
  Deferred revenue..........................................      (900)      (253)    (1,881)
  Arbitration liability.....................................        --     (1,157)   (15,005)
  Deferred compensation and other liabilities...............        15     (4,362)      (178)
                                                              --------   --------   --------
    Net cash used in operating activities...................  $(28,299)  $(17,896)  $(42,543)
                                                              --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures........................................    (2,566)    (2,725)    (3,365)
Proceeds from disposal of segment...........................        --     20,000         --
Proceeds from sale of equipment.............................       398          1         19
Contract termination fee in conjunction with disposal of
  segment...................................................        --       (750)        --
Purchases of investments....................................   (26,722)   (11,301)   (48,314)
Maturity and sale of investments............................    22,531     19,574     44,073
                                                              --------   --------   --------
    Net cash provided by/(used in) investing activities.....  $ (6,359)  $ 24,799   $ (7,587)
                                                              --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock....................................    17,281     14,926     14,219
Net proceeds from the issuance of Senior Subordinated
  Convertible Notes.........................................        --         --     40,351
Net proceeds from the issuance of convertible debentures....        --     16,407         --
Proceeds from issuance of long-term debt....................        --         --      6,110
Principal payments of Senior Subordinated Convertible
  Notes.....................................................        --    (12,500)   (18,500)
Principal payments of long-term debt........................    (3,242)    (5,335)    (2,023)
Payment of capital lease obligations........................        --     (1,943)      (477)
                                                              --------   --------   --------
    Net cash provided by financing activities...............  $ 14,039   $ 11,555   $ 39,680
                                                              --------   --------   --------
Net increase/(decrease) in cash and cash equivalents........   (20,619)    18,458    (10,450)
Cash and cash equivalents at beginning of year..............    28,677     10,219     20,669
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $  8,058   $ 28,677   $ 10,219
                                                              ========   ========   ========

STATEMENTS OF CASH FLOWS DATA:
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Interest paid...............................................  $    890   $  1,352   $  2,834
Foreign tax paid............................................  $    100   $    200   $     --

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES
Conversion of principal and related interest of Senior
  Subordinated Convertible Notes into common stock..........  $     --   $ 10,267   $     --
Fair value of the common stock Warrants issued to certain
  Investors and placement agent in connection with the
  Convertible Debenture.....................................  $     --   $  6,572   $     --

                            See accompanying notes.

                                  CYGNUS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 2000

NOTE 1: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    Cygnus was incorporated in California in 1985 and was merged into a Delaware corporation in 1995. We are engaged in the development and manufacture of diagnostic systems, utilizing proprietary technologies to satisfy unmet medical needs cost-effectively. Our current efforts are primarily focused on a frequent, automatic and non-invasive glucose monitoring device, the GlucoWatch biographer, and enhancements thereto.

CONSOLIDATION

    The consolidated financial statements include the accounts of Cygnus and its wholly-owned subsidiaries after elimination of all material inter-company balances and transactions. Cygnus' subsidiaries in the United States were inactive since inception and were dissolved effective February 21, 2000.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

    In June 1999 and September 1999, we issued convertible debentures of $14.0 million and $3.0 million, at conversion prices of $12.705 and $11.8663, respectively. The debentures were immediately convertible into shares of common stock and have a coupon rate of 8.5%. In connection with the issuance of these debentures, we also issued to debenture holders warrants to purchase an aggregate of 745 thousand shares of common stock. At the time of the issuance of convertible debentures, we determined that, based on the fair value of common stock and specified conversion prices and in accordance with the then applicable accounting pronouncements, these debentures did not contain embedded beneficial conversion features.

    In November 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on Issue 00-27, Application of EITF Issue 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments," and concluded that an issuer should calculate the intrinsic value of a conversion option using the effective conversion price based on the proceeds received for or allocated to the convertible instrument instead of the specified conversion price in the instrument. The EITF required companies to apply the proscribed methodology for computing the beneficial conversion feature of convertible securities through a cumulative catch-up accounting change in the quarter that includes November 2000 for any such security issued after May 20, 1999, the effective date of EITF 98-5. Accordingly, we recorded a one-time, non-cash charge of $5.0 million in the fourth quarter of 2000 to record the cumulative effect of a change in accounting principle as required by the EITF.

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                                  CYGNUS, INC.

                      FOR THE YEAR ENDED DECEMBER 31, 2000

DISCONTINUED OPERATIONS

    On December 15, 1999, we completed the sale of substantially all of our drug delivery business segment assets to Ortho-McNeil, except for certain assets with a net book value of $505 thousand, of which assets with a net book value of $205 thousand were written off prior to December 31, 1999. The remaining
$300 thousand in assets were sold in April 2000.

    We have restated our consolidated statements of operations for the year ended December 31, 1998 to reflect the results of the drug delivery business as a discontinued operation, in accordance with Accounting Principles Board Opinion No. 30 (APB 30).

REVENUE RECOGNITION

    Our contract revenues include up-front and interim milestone payments from development contracts. The amortization of the initial fees and interim milestone payments is based on the total person hours expended to date by project, as compared to the estimated total project person hours required, a manner similar to the percentage of completion methodology. Due to the nature of the projects we have undertaken, revenue recognized using our current policy approximates the revenue that would be recognized using a straight-line basis. However, contract revenues are not always aligned with the timing of related expenses. To date, research and development expenses generally have exceeded contract revenues in any particular period. Deferred revenue includes the portion of up-front and interim milestone payments received on research, development and distribution agreements that have been deferred and will be recognized over the related development period in relation to efforts expended under the agreement.

CUSTOMER AND OTHER CONCENTRATIONS

    One customer provided 95% of the 2000 contract revenues. In 1999 and 1998, this customer provided 97% and 40% of our contract revenues, respectively. Another customer provided 60% of our contract revenues in 1998. No contract revenues were provided by this customer in 1999 and 2000. No other customer provided more than 10% of contract revenues during the three years ended December 31, 2000.

    We maintain our cash, cash equivalents and investments primarily with a bank and two brokerage houses. This practice is consistent with our policy to maintain high liquidity and to ensure safety of principal.

RESEARCH AND DEVELOPMENT

    Research and development expenses are expensed as incurred.

EQUIPMENT AND IMPROVEMENTS

    Equipment and improvements are recorded at the lower of cost or net realizable value. Depreciation of equipment is computed on a straight-line basis over the estimated useful lives of eighteen months to sixty months. Leasehold improvements and assets recorded under capital leases are amortized using the straight-line method over the shorter of the estimated useful life of the assets or the term of the leases. Amortization expense related to assets under capital leases is included in depreciation expense. No depreciation charge is computed on assets under construction.

                                  CYGNUS, INC.

                      FOR THE YEAR ENDED DECEMBER 31, 2000

ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE
  DISPOSED OF

    The Financial Accounting Standards Board Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" (FAS 121), prescribes the accounting for the impairment of long-lived assets, such as property, plant, equipment and intangible assets, as well as the accounting for long-lived assets that are held for disposal. We review property, plant, equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the assets' carrying amount to the future net cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment is recognized and is measured as the amount by which the carrying amount of the assets exceeds the present value of the future net cash flows. In December 1999, as part of the disposal of the drug delivery business segment, we recorded an impairment charge of $205 thousand. No charge was incurred during 1998 and 2000.

NET LOSS PER SHARE

    Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding. Shares issuable from stock options, warrants and convertible debentures outstanding are excluded from the diluted-earnings-per-share computation, as their effect is anti-dilutive.

ACCOUNTING FOR STOCK-BASED COMPENSATION

    Under Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS 123), stock-based compensation expense to employees is measured using either the intrinsic-value method as prescribed by Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), or the fair-value method described in FAS 123. We have elected to follow APB 25 and related interpretations in accounting for our employee stock options and disclose only the pro forma impact of the fair value method on net income and earnings per share. (See Note 6, Stockholders' Equity.)

    Any options and warrants granted to consultants and other nonemployees are accounted for at fair value determined by using the Black-Scholes valuation model in accordance with the Emerging Issues Task Force (EITF) Consensus
No. 96-18, "Accounting for Equity Investments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods, or Services." These options may be subject to periodic revaluation over their vesting terms. The assumptions used to value stock-based awards to consultants are similar to those used for employees.

FOREIGN CURRENCY TRANSLATION

    The functional and reporting currency of Cygnus and its subsidiaries is the United States dollar in accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation" (FAS 52). Assets and liabilities of Cygnus and its subsidiaries denominated in foreign currency are translated into United States dollar equivalents at the exchange rate in effect on the balance sheet date. Revenue and expenses are translated at the weighted average exchange rate for the year. Remeasurement of monetary assets and liabilities that are not denominated in the functional currency is included currently in operating results. Translation gains/(losses) included in operating results have been insignificant for all periods presented.

                                  CYGNUS, INC.

                      FOR THE YEAR ENDED DECEMBER 31, 2000

COMPREHENSIVE INCOME/(LOSS)

    Comprehensive income includes changes in stockholders' equity during a period, except those resulting from investments by owners and distributions to owners. Other comprehensive income/(loss) consists primarily of unrealized gains and losses on available-for-sale securities.

INCOME TAXES

    We account for income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are measured based on differences between the financial reporting and tax basis of assets and liabilities using enacted tax rates and laws that will be in effect when differences are expected to arise.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    We consider all highly liquid investments with a maturity from the date of purchase of three months or less to be cash equivalents. We invest our excess cash in high credit quality, highly liquid instruments. These investments have included Treasury Notes, Federal Agency Securities, Auction Rate Certificates, Auction Rate Preferred Stock and Commercial Paper.

    In addition to the above securities, during the fourth quarter of 2000, we requested re-issuance of a stock certificate for 400 thousand shares of common stock of Depomed, Inc. and recorded unrealized gain of $1.8 million. This is included on our balance sheet with other short-term investments and accumulated other comprehensive income.

    We consider all short-term investments as available-for-sale. As such, short-term investments are carried at estimated fair value with related unrealized gains and losses included in stockholders' net capital deficiency. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

DEFERRED FINANCING COSTS

    Deferred financing costs relate to costs incurred in connection with debt financing that are amortized over the term of the related debt.

FINANCIAL PRESENTATION

    Certain prior-year amounts have been reclassified to conform to the current year's presentation.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133, as amended, establishes methods for recording derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. We are required to adopt FAS 133 effective January 1, 2001. Because we currently do not hold any derivative instruments and do not engage in hedging activities, we do not currently believe that the adoption of FAS 133, as amended, will have a significant impact on the consolidated financial position or results of operations.

                                  CYGNUS, INC.

                      FOR THE YEAR ENDED DECEMBER 31, 2000

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 summarizes certain areas of the staff's views in applying generally accepted accounting principles to revenue recognition. SAB 101 was required to be adopted by December 31, 2000. The implementation of SAB 101 has not had a significant impact on the consolidated financial position or results of operations.

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, Interpretation of APB Opinion No. 25" (FIN 44). FIN 44 clarifies the application of Accounting Principle Board Opinion No. 25 (APB 25) to certain issues, including (i) the definition of "employee" for purposes of applying APB 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. In general, FIN 44 is effective July 1, 2000. At present, the adoption of FIN 44 does not have a material effect on our consolidated financial position or results of operations.

                                  CYGNUS, INC.

                      FOR THE YEAR ENDED DECEMBER 31, 2000

NOTE 2: FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following is a summary of cash equivalents and investments as of December 31, 2000 and 1999:

                                                        AVAILABLE-FOR-SALE SECURITIES (IN THOUSANDS)
                                                       -----------------------------------------------
                                                                     GROSS        GROSS      ESTIMATED
                                                                   UNREALIZED   UNREALIZED     FAIR
                                                         COST        GAINS        LOSSES       VALUE
                                                       ---------   ----------   ----------   ---------
AS OF DECEMBER 31, 2000:
Cash Equivalents:
  Money Market Fund..................................   $ 4,716      $   --        $ --       $ 4,716
                                                        -------      ------        ----       -------
    Total Cash Equivalents...........................   $ 4,716      $   --        $ --       $ 4,716
                                                        =======      ======        ====       =======
Short-term Investments:
  Federal Agency Securities..........................     4,016           2          --         4,018
  Auction Rate Certificates..........................     4,911          --          --         4,911
  Corporate Note/Commercial Paper....................     4,193           9          --         4,202
  Marketable Equity Securities.......................        --       1,750          --         1,750
                                                        -------      ------        ----       -------
      Total Short-term Investments...................   $13,120      $1,761        $ --       $14,881
                                                        =======      ======        ====       =======
Long-term Investments:
  Federal Agency Securities..........................     1,546           1          --         1,547
                                                        -------      ------        ----       -------
      Total Long-term Investments....................   $ 1,546      $    1        $ --       $ 1,547
                                                        =======      ======        ====       =======
AS OF DECEMBER 31, 1999:
Cash Equivalents:
  Money Market Fund..................................   $20,744      $   --        $ --       $20,744
  Certificate of Deposit.............................       871          --          --           871
  Corporate Note/Commercial Paper....................     5,971          --          --         5,971
                                                        -------      ------        ----       -------
    Total Cash Equivalents...........................   $27,586      $   --        $ --       $27,586
                                                        =======      ======        ====       =======
Short-term Investments:
  Federal Agency Securities..........................     3,819          --         (15)        3,804
  Auction Rate Certificates..........................     6,411          --          --         6,411
                                                        -------      ------        ----       -------
      Total Short-Term Investments...................   $10,230      $   --        $(15)      $10,215
                                                        =======      ======        ====       =======

NOTE 3: CREDIT LINES AND LONG-TERM DEBT

    In June 1997, we entered into a loan agreement for $1.3 million to finance capital equipment. Borrowings under this equipment financing arrangement bore interest at a fixed rate of 9.39%, were repayable on a monthly basis through June 2000 and were secured by the assets financed. As of December 31, 1999, $0.3 million was outstanding under this facility. The amounts were fully repaid during the fiscal year 2000.

    In 1998, we consolidated our then-existing working capital bank loans into a new $10.0 million facility. The borrowings under the new facility are payable through August 2001 and bear interest at one percentage point above the prime rate (9.5% in total as of December 31, 2000). This facility is

                                  CYGNUS, INC.

                      FOR THE YEAR ENDED DECEMBER 31, 2000

secured by company assets. The borrowings under this facility are $2.9 million and $5.6 million as of December 31, 2000 and 1999, respectively.

    In the second quarter of 1998, we entered into another loan agreement for $1.4 million to finance additional capital equipment. This line bears interest at a fixed rate of 8.87% per year. Borrowings under this agreement are being repaid monthly through June 2001. Borrowings under this facility amounted to $0.2 million and $0.4 million as of December 31, 2000 and 1999, respectively.

    All loan agreements are subject to certain financial covenants, including minimum cash balances and tangible net worth. In the event of non-compliance with these covenants, the lenders may require collateral of the amounts outstanding. In the event of default, the lenders may, at their option, exercise their rights to remedies specified in the loan agreements, which include, among other things, the acceleration of amounts due under the agreements. As of December 31, 2000, we were in compliance with all these covenants.

NOTE 4: LEASES AND COMMITMENTS

CAPITAL LEASES

    In conjunction with the sale of our drug delivery business, we repaid all our lease liabilities and, consequently, as of December 31, 1999, we did not have any borrowings under capital lease.

OPERATING LEASES

    We lease our facilities under non-cancelable operating leases expiring in 2003. The terms of the leases provide for rental payments on a graduated scale. We are recognizing rent expense on a straight-line method over the periods of the leases and therefore have accrued for the rent expense incurred but not paid. Additionally, we leased an off-site warehouse; however we terminated the lease for this warehouse in November 2000.

    Rent expense amounted to $1.1 million, $1.9 million and $1.1 million, net of sublease payments of $1.0 million, $0.2 million and $0.0 million, for the years ended December 31, 2000, 1999 and 1998, respectively. Currently, one building is under a sublease that runs concurrently with the operating lease and we are offering another building for sublease. Minimum future rental commitments and minimum future sublease rental receipts under the operating leases on December 31, 2000 are as follows:

                                                              MINIMUM FUTURE    MINIMUM FUTURE
                                                                  RENTAL        SUBLEASE RENTAL
                                                                COMMITMENTS        RECEIPTS
                                                              ---------------   ---------------
                                                                       (IN THOUSANDS)
                                                              ---------------------------------
Years ending December 31,
  2001......................................................      $1,958            $  623
  2002......................................................       2,018               605
  2003......................................................       1,961               585
                                                                  ------            ------
Total rental commitments and sublease rental receipts,
  respectively..............................................      $5,937            $1,813
                                                                  ======            ======

                                  CYGNUS, INC.

                      FOR THE YEAR ENDED DECEMBER 31, 2000

NOTE 5: FINANCING INSTRUMENTS

    In June 1999, we entered into two financing arrangements: a Convertible Debenture and Warrant Purchase Agreement ("Convertible Debenture") and a Structured Equity Line Flexible Financing(SM) Agreement ("Equity Line").

CONVERTIBLE DEBENTURES

    Under the Convertible Debenture, 8.5% convertible debentures having a principal amount of $14.0 million due June 29, 2004 were issued at a conversion price of $12.705 per share. The Convertible Debenture also provided for the issuance of an additional $6.0 million of convertible debentures, composed of two $3.0 million tranches (the "additional tranches") for similar terms and conditions except for the determination of conversion prices upon issuance of additional tranches. The conversion prices for the additional tranches were to be determined based on certain market-based formulas defined in the original Convertible Debenture. In September 1999, we issued convertible debentures for $3.0 million pursuant to the terms of additional tranches. The first additional tranche due on September 29, 2004 had a conversion price of $11.8663. The
$3.0 million under the second additional tranche is still available.

    In conjunction with the issuance of convertible debentures, in June 1999 and September 1999 we issued to the debenture holders warrants to purchase approximately 606 thousand shares and 139 thousand shares of common stock, respectively, at the respective exercise price of $13.86 per share and $16.18 per share. Each tranche of warrants had a contractual term of five years from the date of respective grant. At the respective dates of grant, the fair values ascribed to these warrants were approximately $5.0 million and $1.1 million, respectively, based on a Black-Scholes valuation model, were recorded as debt discount and are being amortized as additional interest expense over the debt term. We recorded amortization of $1.2 million and $0.6 million in 2000 and 1999, respectively. As of December 31, 2000, the aggregate unamortized fair value of the warrants amounted to $4.3 million.

    We had previously determined that the issuance of Convertible Debentures in June 1999 and September 1999 did not contain any embedded beneficial conversion features. However, as explained in detail in the third and fourth paragraphs of
Note 1, as a result of the adoption of a new methodology for computing the embedded beneficial conversion feature of convertible securities by the EITF in November 2000, we have reassessed our accounting and have determined that the beneficial conversion features of the above convertible debentures, valued under the new methodology, amounted to $5.0 million. The amount was recorded as a non-cash charge in the fourth quarter of 2000.

    In connection with the issuance of convertible debentures, we also issued to the placement agent warrants to purchase 50 thousand shares of common stock at the exercise price of $13.86 per share. At the date of grant, the fair value ascribed to the warrants was approximately $417 thousand, based on a Black-Scholes valuation model, and that amount was recorded as deferred financing cost and is being amortized as additional interest expense over the debt term. We recorded amortization of $83 thousand and $42 thousand in 2000 and 1999, respectively.

    The convertible debentures have a stated interest rate of 8.5% and an effective interest rate of 18.20%. The effective interest rate includes a non-cash charge of $6.6 million for the amortization of the implicit value of warrants issued in connection with the convertible debentures.

                                  CYGNUS, INC.

                      FOR THE YEAR ENDED DECEMBER 31, 2000

STRUCTURED EQUITY LINE FINANCING AGREEMENT

    The Equity Line originally had a maximum aggregate issue price of $30.0 million over a two-year commitment period and allows us, at our sole discretion, to sell common stock over this period. We were also required to issue warrants to purchase a minimum of 120 thousand shares at the exercise price equal to 120% of the weighted-average per share sale price of all shares sold under the Equity Line. In 1999, we received aggregate proceeds of approximately $9.5 million from the original $30.0 million, from the sale of 909 thousand shares of common stock pursuant to the Equity Line. The per share purchase price of shares issued under the Equity Line was determined on certain market-based pricing formulas. In May 2000, the Equity Line was amended (the "amended Equity Line") to increase the maximum aggregate issue price by an additional $30.0 million to a total of $60.0 million, to provide for the issuance of warrants to purchase up to 600 thousand shares of common stock, to replace the calculation used to determine the per share price with a formula more favorable to Cygnus and to extend the commitment period to June 30, 2003. In 2000, we received additional proceeds of approximately $14.2 million. These proceeds resulted from the sale of approximately 1.5 million shares of common stock pursuant to the amended Equity Line. Thus, as of December 31, 2000, we have received approximately $23.7 million and have $36.3 million available under the amended Equity Line. In conjunction with the amended Equity Line, in January 2000 we also issued warrants to purchase 95 thousand shares of common stock at an exercise price of $11.51 per share.

    In March 2001, we terminated the amended Equity Line and entered into a new Equity Line ("the March 2001 Equity Line") with the same investors, as discussed more fully in Note 13.

NOTE 6: STOCKHOLDERS' EQUITY

PREFERRED SHARE PURCHASE RIGHTS PLAN

    Pursuant to our Stockholder Rights Plan, the Board of Directors declared a dividend distribution of one Preferred Share Purchase Right ("Right") for each outstanding share of common stock, issuable on October 18, 1993 to stockholders of record on that date. These Rights will remain outstanding until September 21, 2003.

WARRANTS

    Currently, we account for all warrants issued in connection with services rendered on the basis of the fair value of the warrants. We estimate the fair value of such instruments by running a Black-Scholes valuation model, and the fair value thus computed is then recognized over the period for which the underlying services are rendered. The following table details warrants outstanding as of December 31, 2000.

                                            OUTSTANDING
                                             NUMBER OF                                         FAIR VALUE OF
                                           SHARES COVERED                                       WARRANTS AT
DATE OF WARRANTS                            BY WARRANTS     EXERCISE PRICE   EXPIRATION DATE     ISSUANCE
----------------                           --------------   --------------   ---------------   -------------
06/29/99.................................     606,059           $13.86          06/29/04        $5,048,488
06/29/99.................................      50,000           $13.86          06/29/04        $  416,500
09/29/99.................................     139,050           $16.18          09/29/04        $1,106,838
01/05/00.................................      95,000           $11.51          01/05/05        $1,335,700

                                  CYGNUS, INC.

                      FOR THE YEAR ENDED DECEMBER 31, 2000

EMPLOYEE STOCK PURCHASE PLAN

    As part of an employee retention program, we established the Amended 1991 Employee Stock Purchase Plan, as Amended and Restated as of March 1, 2000 (the "Stock Purchase Plan") to provide employees with an opportunity to purchase our common stock through payroll deductions. A total of 1.975 million shares of common stock were reserved for issuance to eligible employees under the Stock Purchase Plan. The Stock Purchase Plan will terminate in 2011 unless sooner terminated by the Board of Directors. Under this Stock Purchase Plan, our employees, subject to certain restrictions, may purchase shares of common stock at 85% of the lesser of the fair market value of the common stock on the date of either the beginning of the two-year offering or the end of the purchase period. During 2000, 1999 and 1998, 252 thousand shares, 251 thousand shares and 116 thousand shares, respectively, were purchased under the Stock Purchase Plan and, as of December 31, 2000, 909 thousand shares were available for issuance.

STOCK INCENTIVE PLAN

    We have a 1999 Stock Incentive Plan, as Amended and Restated as of March 1, 2000 (the "Stock Plan"), that authorizes the Board of Directors to grant incentive stock options, nonstatutory stock options, stock purchase rights, stock and restricted stock to employees and consultants. The Stock Plan authorizes the issuance of up to 9.916 million common shares, of which
2.997 million were available for grant as of December 31, 2000. Under the Stock Plan, stock options must be granted at no less than the fair market value at the date of grant, as determined by the Board of Directors or a committee thereof. Options generally vest over a four-year period and are exercisable for a term of ten years after issuance, unless otherwise determined by the Board of Directors or a committee thereof.

    We have elected to follow APB 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our employee stock options because the alternative fair value accounting provided for under FAS 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                                                 OPTION ACTIVITY SUMMARY FOR THE YEAR ENDED DECEMBER 31:
                                   ------------------------------------------------------------------------------------
                                              2000                         1999                         1998
                                   --------------------------   --------------------------   --------------------------
                                                    WEIGHTED-                    WEIGHTED-                    WEIGHTED-
                                                     AVERAGE                      AVERAGE                      AVERAGE
                                      OPTIONS       EXERCISE       OPTIONS       EXERCISE       OPTIONS       EXERCISE
                                   (IN THOUSANDS)     PRICE     (IN THOUSANDS)     PRICE     (IN THOUSANDS)     PRICE
                                   --------------   ---------   --------------   ---------   --------------   ---------
Outstanding at beginning of
  year...........................      3,179         $10.31          4,427        $11.34         3,277         $13.26
Granted..........................        846         $13.34            973        $ 6.78         1,458         $ 7.72
Granted outside Plan.............         --             --             --            --            20         $ 3.25
Exercised........................       (316)        $ 8.44           (852)       $ 6.97           (25)        $ 8.51
Forfeited........................       (413)        $13.30         (1,369)       $13.20          (303)        $14.36
                                       -----                        ------                       -----
Outstanding at end of year.......      3,296         $10.79          3,179        $10.31         4,427         $11.34
                                       =====                        ======                       =====
Exercisable at end of year.......      1,847         $10.51          1,567        $12.90         2,512         $12.65
                                       =====                        ======                       =====
Weighted-average fair value of
  options granted during the
  year...........................      $7.81                        $ 3.83                       $4.26

                                  CYGNUS, INC.

                      FOR THE YEAR ENDED DECEMBER 31, 2000

    A summary of our stock option position as of December 31, 2000 is as follows:

                                     OPTIONS OUTSTANDING                       EXERCISABLE
                        ---------------------------------------------   --------------------------
                            NUMBER          WEIGHTED-       WEIGHTED-       NUMBER       WEIGHTED-
                         OUTSTANDING         AVERAGE         AVERAGE     EXERCISABLE      AVERAGE
RANGE OF EXERCISE        AT YEAR END        REMAINING       EXERCISE     AT YEAR END     EXERCISE
PRICES                  (IN THOUSANDS)   CONTRACTUAL LIFE     PRICE     (IN THOUSANDS)     PRICE
-----------------       --------------   ----------------   ---------   --------------   ---------
 $3.2500 - $ 5.7500         1,071               6.37        $ 4.6347          669        $ 4.2335
 $ 5.8125 - $11.1250          681               6.90        $ 8.8841          336        $ 8.6085
 $11.1875 - $15.6250          659               6.54        $14.1213          515        $14.3139
 $15.7500 - $17.2500          664               8.44        $16.1472          126        $17.1749
 $17.8750 - $22.5000          221               5.58        $20.4272          201        $20.6199
                            -----                                           -----
                            3,296               6.88        $10.7853        1,847        $10.5102
                            =====                                           =====

    Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if we had accounted for our employee stock options granted under the fair-value method of FAS 123. The fair value for these options and the fair value for the stocks issued under the Stock Purchase Plan were estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions for 2000, 1999 and 1998: risk-free interest rate of 5.75%, 5.88% and 4.25%, respectively; a dividend yield of 0.0%; volatility factors of the expected market price of our common stock of 0.82, 0.82 and 0.78, respectively; and a weighted-average expected life of the option of five years.

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

    For purposes of pro forma disclosures, the estimated fair value of the options issued under the Stock Plan is amortized to expense over the vesting period of the options. The estimated fair value of the compensation benefit received under the Stock Purchase Plan is expensed in the year of purchase. Our pro forma information follows:

                                                    2000       1999       1998
                                                  --------   --------   --------
Pro forma net loss (In thousands)...............  $(41,209)  $(8,576)   $(44,898)
Pro forma net loss per share, basic and
  diluted.......................................  $  (1.57)  $ (0.37)   $  (2.22)

    Under the Stock Plan, stock may be sold and stock bonuses or rights to purchase common stock may be granted by the Board of Directors or a committee thereof for past services at the fair market value at the date of grant. The Board may impose certain repurchase rights, in favor of Cygnus, in the event that an employee is terminated prior to certain predetermined vesting dates. As of December 31, 2000, 1999 and 1998, no shares were subject to repurchase.

    On February 23, 1999, we issued two warrants to a consultant to purchase
60 thousand shares each for the exercise price of $0.01 and $3.25, respectively, in connection with financing services rendered by the consultant. A fair value of $335 thousand, computed on the basis of a Black-Scholes valuation

                                  CYGNUS, INC.

                      FOR THE YEAR ENDED DECEMBER 31, 2000

model, was ascribed to these warrants and was expensed at the time the services were rendered. These warrants were exercised in February 1999 and April 1999, respectively.

COMMON STOCK RESERVED FOR FUTURE ISSUANCE

    At December 31, 2000, the total number of shares of common stock reserved for issuance is as follows:

                                                                  COMMON
                                                                   STOCK
                                                                 RESERVED
                                                              (IN THOUSANDS)
                                                              ---------------
Under all employee stock plans..............................        7,202
Convertible Debenture.......................................        1,809
Outstanding warrants........................................          890
Other potential issuances...................................          368
                                                                   ------
  Total common stock reserved...............................       10,269
                                                                   ======

NOTE 7: INCOME TAXES

    The Company recorded a $100 thousand and $200 thousand income tax provision for the years ended December 31, 2000 and December 31, 1999, respectively, consisting entirely of foreign withholding taxes. An income tax benefit was not accrued on net losses for the year ended December 31, 1998 due to the uncertainty regarding the Company's future profitability.

    Significant components of the Company's deferred tax assets as of December 31, 2000 and 1999 are as follows:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                         ----------------------
                                                           2000          1999
                                                         --------      --------
                                                             (IN THOUSANDS)
                                                         ----------------------
DEFERRED TAX ASSETS:
  Net operating loss carryforwards.....................  $ 71,800      $ 54,000
  Research and development credits.....................     8,700         5,800
  Reserves and accruals................................       550           700
  Capitalized R&D......................................     4,100         4,400
  Sanofi~Synthelabo arbitration award..................     9,100         9,500
  Other--Net...........................................     1,450         4,400
                                                         --------      --------
    Total deferred tax assets..........................    95,700        78,800
  Valuation allowance for deferred tax assets..........   (95,700)      (78,800)
                                                         --------      --------
    Net deferred tax assets............................  $     --      $     --
                                                         --------      --------

    Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance in an amount equal to the net deferred tax assets as of December 31, 2000 and 1999 has been established to reflect these uncertainties. The

                                  CYGNUS, INC.

                      FOR THE YEAR ENDED DECEMBER 31, 2000

deferred tax asset valuation allowance increased by $16.9 million, $4.1 million and $17.4 million in 2000, 1999 and 1998, respectively.

    At December 31, 2000, we had federal net operating loss and research and development tax credit carryforwards of approximately $201.4 million and $5.7 million, respectively. We had state net operating loss and tax credit carryforwards of approximately $58.7 million and $4.6 million, respectively. These carryforwards will expire at various dates beginning in 2001.

    Because of the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended, a substantial portion of the Company's net operating loss and tax credit carryforwards may be subject to annual limitations. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

NOTE 8: ARBITRATION AWARD OBLIGATION

    On December 11, 1997, the International Court of Arbitration issued a Final Award, which was not appealable, in an arbitration matter between Sanofi, S.A., now Sanofi~Synthelabo, and Cygnus relating to transdermal hormone replacement therapy systems. This Final Award was entered as a judgment of the United States District Court for the Northern District of California. Under the terms of the Final Award, we have accrued for the following obligations as of December 31, 2000: (i) payments of an aggregate amount equal to $17.0 million as minimum royalty payments for the period 2001 through 2005, payable 60 days after the end of each fiscal year ($2.0 million for the year 2001, $3.0 million for the year 2002, $4.0 million for the year 2003, $4.0 million for the year 2004 and $4.0 million for the year 2005), and (ii) a convertible promissory note in the principal amount of $6.0 million, issued in December 1997, payable in December 2001 and bearing interest at 6.5% per annum. (The note will be convertible into our common stock at Sanofi~Synthelabo's option, exercisable at any time during the four year term, at a conversion rate of $21.725 per share.) The underlying agreement, which was the subject matter of the arbitration, was terminated on December 15, 1999.

NOTE 9: DISCONTINUED OPERATIONS

    On December 15, 1999, we completed the sale of substantially all of our drug delivery business segment assets to Ortho-McNeil Pharmaceutical, Inc. (Ortho-McNeil), a Johnson & Johnson company. The revenues of the drug delivery business were $12.3 million and $11.2 million for the years ended December 31, 1999 and 1998, respectively. The net income/(loss) of the drug delivery business was $3.0 million and $1.0 million for the years ended December 31, 1999 and 1998, respectively. Under the terms of our agreement with Ortho-McNeil, we received $20.0 million in cash at closing, and Ortho-McNeil was subject to paying up to an additional $55.0 million in cash, contingent on the achievement of certain milestones. The contingent payments relate to the achievement of certain technical, regulatory and commercialization milestones related to the EVRA-TM- (Johnson & Johnson, New Brunswick, New Jersey) transdermal contraceptive patch. Certain milestones were not met and we are now eligible through 2006 to receive up to $35.0 million of the original $55.0 million contingent milestones. Because the achievement of these milestones is not within our control, we cannot predict the likelihood or timing of these contingent payments.

                                  CYGNUS, INC.

                      FOR THE YEAR ENDED DECEMBER 31, 2000

NOTE 10: BUSINESS SEGMENTS

    Prior to December 15, 1999, we operated in two business segments: diagnostics and drug delivery. Both segments were engaged in development and manufacture, utilizing proprietary technologies to satisfy unmet medical needs cost-effectively. The segments were strategic business units managed separately, based on the differences in the technologies of their respective product lines. On December 15, 1999, we completed the sale of substantially all of our drug delivery business segment assets to Ortho-McNeil, except for certain assets with a net book value of $505 thousand, of which assets with a net book value of $205 thousand were written off prior to December 31, 1999. The remaining drug delivery assets, which had an estimated value of $300 thousand, were sold in April 2000. All financial results related to the drug delivery business are accounted for as discontinued operations in accordance with APB 30. We now operate as a one-segment company.

    The accounting policies of the business segments were the same as those described in the summary of significant accounting policies. We did not have a measure of interest income or interest expense by business segment. We utilized the following information for the purpose of making decisions and assessing segments' performance.

    The table below details the segment information subsequent and prior to the sale of the drug delivery business, with a reconciling column to reflect totals related to continuing operations.

                                              BUSINESS SEGMENTS (IN THOUSANDS)
                                    ----------------------------------------------------
                                                                              CONTINUING
                                                    DRUG                      OPERATIONS
                                    DIAGNOSTICS   DELIVERY   RECONCILIATION     TOTAL
                                    -----------   --------   --------------   ----------
               2000
Revenue...........................    $  1,052    $    --       $     --       $  1,052
Profit/(loss).....................     (37,033)        --             --        (37,033)
Depreciation and amortization.....       1,267         --             --          1,267
Identifiable assets...............      32,889         --             --         32,889

               1999
Revenue...........................    $  2,061    $12,293       $(12,293)      $  2,061
Profit/(loss).....................     (22,174)     3,031         (3,031)       (22,174)
Depreciation and amortization.....         993        869           (869)           993
Other significant items:
  Gain on sale of segment.........          --     16,308        (16,308)            --
Identifiable assets...............      46,976      1,036         (1,036)        46,976

               1998
Revenue...........................    $    457    $11,198       $(11,198)      $    457
Profit/(loss).....................     (40,434)      1006         (1,006)       (40,434)
Depreciation and amortization.....         950        971           (971)           950
Other significant items:
  Beneficial conversion costs.....       4,230         --             --          4,230
Identifiable assets...............      39,130      4,324             --         43,454

    All segment revenues have been generated in the United States and we currently do not have any long-lived assets outside the United States.

                                  CYGNUS, INC.

                      FOR THE YEAR ENDED DECEMBER 31, 2000

NOTE 11: EMPLOYEE BENEFIT PLAN

    We have an employee savings plan ("Plan") covering substantially all employees that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The Plan provides for employee contributions up to 15% of their annual pre-tax compensation or to a maximum of 17% of their combined pre-tax and after-tax compensation, as defined in the Plan. The Plan provides for Cygnus to match a portion of the contributions. For the years ended December 31, 2000, 1999 and 1998, we incurred defined contribution expense of $0.08 million, $0.08 million and $0.1 million, respectively.

NOTE 12: RELATED PARTY TRANSACTIONS

    We do business with two companies that are principally owned by a former Cygnus non-officer employee whose employment with us terminated in March 2000. The two companies primarily design and build manufacturing equipment for the GlucoWatch Autosensor and manufacture components of the GlucoWatch Autosensor. During 2000, 1999 and 1998, we purchased approximately $2.9 million, $3.2 million and $4.0 million, respectively, of goods and services from these companies.

NOTE 13: SUBSEQUENT EVENTS (UNAUDITED)

    Subsequent to December 31, 2000, substantially all of our Depomed, Inc. shares (see Note 2) were liquidated and we recorded a realized gain of $1.1 million on sale of marketable equity securities.

    In March 2001, we terminated our existing amended Equity Line and we entered into a new Equity Line for a maximum aggregate issue price of $33 million with the same Investors. The terms and conditions of this new Equity Line are substantially the same as the prior amended Equity Line, and the commitment period ends June 30, 2003.

                                  CYGNUS, INC.

                      FOR THE YEAR ENDED DECEMBER 31, 2000

NOTE 14: SELECTED QUARTERLY FINANCIAL DATA (IN THOUSANDS EXCEPT PER SHARE DATA) (UNAUDITED)

                                                                  THREE MONTHS ENDED
                       ---------------------------------------------------------------------------------------------------------
                       DECEMBER 31,   SEPTEMBER 31,   JUNE 30,   MARCH 31,   DECEMBER 31,   SEPTEMBER 31,   JUNE 30,   MARCH 31,
                           2000           2000          2000       2000          1999           1999          1999       1999
                       ------------   -------------   --------   ---------   ------------   -------------   --------   ---------
Contract revenues....    $     14       $     --      $    --    $  1,038      $ 1,149         $   912      $    --     $    --
Total costs and
  expenses...........       9,210          9,509        6,786       5,737        4,959           4,261        4,785       6,534
                         --------       --------      --------   --------      -------         -------      -------     -------
Loss from
  operations.........      (9,196)        (9,509)      (6,786)     (4,699)      (3,810)         (3,349)      (4,785)     (6,534)
Interest income and
  (expense) and other
  net................        (413)          (519)        (469)       (316)        (794)           (761)      (1,460)       (381)
                         --------       --------      --------   --------      -------         -------      -------     -------
Loss from continuing
  operations before
  tax................      (9,609)       (10,028)      (7,255)     (5,015)      (4,604)         (4,110)      (6,245)     (6,915)
  Provision for
    tax..............          --             --           --        (100)        (200)           (100)          --          --
                         --------       --------      --------   --------      -------         -------      -------     -------
  Loss from
    continuing
    operations.......      (9,609)       (10,028)      (7,255)     (5,115)      (4,804)         (4,210)      (6,245)     (6,915)
                         --------       --------      --------   --------      -------         -------      -------     -------
Discontinued
  operations:
Income/(loss) from
  operations of a
  discontinued
  segment............          --             --           --          --        1,591              88        1,253          99
Gain on disposal of a
  segment............          --             --           --          --       16,308              --           --          --
                         --------       --------      --------   --------      -------         -------      -------     -------
Net income/(loss)
  before cumulative
  effect of a change
  in accounting
  principle..........      (9,609)       (10,028)      (7,255)     (5,115)      13,095          (4,122)      (4,992)     (6,816)
Cumulative effect of
  a change in
  accounting
  principle..........      (5,026)            --           --          --           --              --           --          --
                         --------       --------      --------   --------      -------         -------      -------     -------
Net income/(loss)....    $(14,635)      $(10,028)     $(7,255)   $ (5,115)     $13,095         $(4,122)     $(4,992)    $(6.816)
                         ========       ========      ========   ========      =======         =======      =======     =======

Net loss per share
  from continuing
  operations, basic
  and diluted........    $  (0.35)      $  (0.38)     $ (0.28)   $  (0.20)     $ (0.19)        $ (0.17)     $ (0.28)    $ (0.32)

Net income/(loss) per
  share from a
  discontinued
  segment, basic and
  diluted............          --             --           --          --         0.72              --         0.06        0.01

Net loss per share
  from cumulative
  effect of a change
  in accounting
  principle..........       (0.19)            --           --          --           --              --           --          --
                         --------       --------      --------   --------      -------         -------      -------     -------
Net loss per share,
  basic and
  diluted............    $  (0.54)      $  (0.38)     $ (0.28)   $  (0.20)     $  0.53         $ (0.17)     $ (0.22)    $ (0.31)
                         ========       ========      ========   ========      =======         =======      =======     =======
Shares used in
  computation of net
  loss per share,
  basic and
  diluted............      27,164         26,467       26,277      25,527       24,854          24,196       22,632      21,733
                         ========       ========      ========   ========      =======         =======      =======     =======

                                                                     SCHEDULE II

                                  CYGNUS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                   BALANCE AT       CHARGED TO COSTS     CHARGED TO                  BALANCE AT END
                                BEGINNING OF YEAR     AND EXPENSES     OTHER ACCOUNTS   DEDUCTIONS      OF YEAR
                                -----------------   ----------------   --------------   ----------   --------------
YEAR ENDED DECEMBER 31, 2000:
DEDUCTED FROM ASSET ACCOUNTS:
ALLOWANCE FOR DOUBTFUL
  ACCOUNTS....................         $ --              $  --             $  --        $      --         $ --
WARRANTY RESERVE..............           --                 --                --               --           --
                                       ----              -----             -----        ---------         ----
                                       $ --              $  --             $  --        $      --         $ --
                                       ====              =====             =====        =========         ====
YEAR ENDED DECEMBER 31, 1999:
DEDUCTED FROM ASSET ACCOUNTS:
ALLOWANCE FOR DOUBTFUL
  ACCOUNTS....................         $123              $  --             $(123)       $      --         $ --
WARRANTY RESERVE..............          435               (435)               --               --           --
                                       ----              -----             -----        ---------         ----
                                       $558              $(435)            $(123)       $      --         $ --
                                       ====              =====             =====        =========         ====
YEAR ENDED DECEMBER 31, 1998:
DEDUCTED FROM ASSET ACCOUNTS:
ALLOWANCE FOR DOUBTFUL
  ACCOUNTS....................         $123              $  --             $  --        $      --         $123
WARRANTY RESERVE..............          435                 --                --               --          435
                                       ----              -----             -----        ---------         ----
                                       $558              $  --             $  --        $      --         $558
                                       ====              =====             =====        =========         ====