Form 10-Q
period 2001-03-31
CYGNUS INC /DE/
filed 2001-05-11
CIK 870755

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from __________ to __________

Commission File Number 0-18962

CYGNUS, INC.
(Exact  name of registrant as specified in its charter)

Delaware	94-2978092
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

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

Yes ☒  No ☐

Number of shares outstanding of each of the registrant's classes of common stock as of  May 9, 2001:

Common Stock – 28,231,977 shares

CYGNUS, INC.

PART I. FINANCIAL INFORMATION

Item 1.            Financial Statements

CYGNUS, INC.
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three months ended March 31,
	2001	2000

Contract revenues	$5,033	$1,038

Costs and expenses:
Research and development	6,755	3,829
Marketing, general and administrative	3,147	1,908

Total costs and expenses	9,902	5,737

Loss from operations	(4,869)	(4,699)

Interest and other income	1,392	685
Interest and other expense	(970)	(1,001)

Loss from operations before income tax	$(4,447)	$(5,015)

Provision for taxes	(500)	(100)

Net loss	$(4,947)	$(5,115)

Net loss per share, basic and diluted	$(0.18)	$(0.20)

Shares used in computation of net loss per share, basic and diluted	27,715	25,527

(See accompanying notes.)

Cygnus, Inc.
Condensed Consolidated Balance Sheets
 (In thousands)

	March 31, 2001	December 31, 2000
	(unaudited)	(Note)
ASSETS:
Current assets:
Cash and cash equivalents	$5,559	$8,058
Short-term investments	10,397	14,881
Trade accounts receivable	4,550	14
Prepaid expenses and other current assets	1,931	639
Total current assets	22,437	23,592

Equipment and improvements:
Equipment and improvements	11,744	11,988
Construction in progress	2,641	2,798
	14,385	14,786
Less accumulated depreciation and amortization	(7,788)	(7,688)
Net equipment and improvements	6,597	7,098

Long-term investments	---	1,547
Other assets	606	652
Total assets	$29,640	$32,889

LIABILITIES AND NET CAPITAL DEFICIENCY:
Current liabilities:
Accounts payable	$3,754	$2,969
Accrued compensation	1,856	1,033
Other accrued liabilities	191	632
Current portion of arbitration obligation	8,098	6,000
Current portion of long-term debt	1,764	3,089
Total current liabilities	15,663	13,723

Long-term portion of arbitration obligation	15,000	17,000
Convertible debentures, net of discount of $4,056 in 2001 and $4,364 in 2000	15,581	14,870
Other long-term liabilities	334	319

Stockholders' net capital deficiency:
Common stock	28	27
Additional paid-in-capital	203,762	201,011
Accumulated deficit	(220,770)	(215,823)
Accumulated other comprehensive income	42	1,762
Net capital deficiency	(16,938)	(13,023)
Total liabilities and stockholders’ net capital deficiency	$29,640	$32,889

Note: The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

(See accompanying notes.)

CYGNUS, INC.
Condensed Consolidated Statements of Cash Flows
 (unaudited)
(In thousands)

	Three months ended March 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(4,947)	$(5,115)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	367	283
Amortization of debt issuance and financing costs and debt discount	359	359
Realized (gain)/loss on sale of investments	(1,125)	---
(Gain)/loss on sale of equipment	124	(7)
Stock-based compensation	11	187
Increase in accounts receivable	(4,536)	(38)
Net (increase) in other assets	(1,288)	(211)
Net increase/(decrease) in liabilities	1,684	(2,639)
Net cash used in operating activities	(9,351)	(7,181)

Cash flows from investing activities:
Capital expenditures	(20)	(604)
Proceeds from sale of equipment	1	27
Purchases of investments	---	(14,196)
Maturity and sale of investments	4,332	6,000
Net cash provided by/(used in) investing activities	4,313	(8,773)

Cash flows from financing activities:
Issuance of common stock	2,740	2,096
Proceeds from sale of marketable securities	1,125	---
Principal payments of long-term debt	(1,326)	(800)
Net cash provided by financing activities	2,539	1,296

Net decrease in cash and cash equivalents	(2,499)	(14,658)
Cash and cash equivalents at beginning of period	8,058	28,677
Cash and cash equivalents at end of period	$5,559	$14,019

(See accompanying notes.)

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.         Basis of Presentation

             The condensed consolidated financial statements of Cygnus, Inc. (the “Company,” “Cygnus,” “us,” “we,” “our,” etc.) as of and for the three-month periods ended March 31, 2001 and 2000 included herein are unaudited, but they include all adjustments (consisting only of normal recurring adjustments) that the management of Cygnus, Inc. believes necessary for a fair presentation of the financial position as of the reported dates and the results of operations for the respective periods presented. Interim financial results are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2000 included in our 2000 Annual Report on Form 10-K.

2.         Net Loss Per Share

             Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding. Shares issuable from stock options, warrants and convertible debentures are excluded from the diluted loss per share computation, as their effect is anti-dilutive.

3.         Comprehensive Income

             Unrealized gains or losses for the three-month periods ended March 31, 2001 and 2000 were not material and total comprehensive loss approximated net loss for each of these periods.

4.         Financing Instruments

             In June 1999, we entered into two financing arrangements: a Convertible Debenture and Warrant Purchase Agreement (“Convertible Debenture”) and a Structured Equity Line Flexible FinancingSM Agreement (“Equity Line”).  In March 2001, we terminated our existing Equity Line and entered into a new Equity Line with the same Investors.

Convertible Debentures

             Under the Convertible Debenture, 8.5% convertible debentures having a principal amount of $14.0 million due June 29, 2004 were issued at a conversion price of $12.705 per share. The Convertible Debenture also provided for the issuance of an additional $6.0 million of convertible debentures, composed of two $3.0 million tranches (the “additional tranches”) for similar terms and conditions except for the determination of conversion prices upon issuance of additional tranches. The conversion prices for the additional tranches were to be determined based on certain market-based formulas defined in the original Convertible Debenture.  In September 1999, we issued convertible debentures for $3.0 million pursuant to the terms of additional tranches.  The first additional tranche due on September 29, 2004 had a conversion price of $11.8663. The $3.0 million under the second additional tranche is still available.

          In conjunction with the issuance of convertible debentures, in June 1999 and September 1999, we issued to the debenture holders warrants to purchase aproximately 606 thousand shares and 139 thousand shares of common stock, respectuvely, at the respective exercise prise of $13.86 per share and 16.18 per share. Each tranche of warrants had a contractual term of five years from the date of respective grant. At the dates of the of the grant, the fair values ascribed to these warrants were approximately $5.0 million and 1.1 million, respectively, based on a Black-Scholes valuation model,were recorded as devt discount, and are being amortized as additional interest expense over the debt discoun, and are being amortized as additional interest expense over the debt term. Through March 31 2001, we recorded amortization of $2.0 million. As of March 31, 2001, the aggregate unamortized fair value of the warrants amounted to $4.1 million.

             In connection with the issuance of convertible debentures, we also issued to the placement agent warrants to purchase 50 thousand shares of common stock at the exercise price of $13.86 per share. At the date of grant, the fair value ascribed to the warrants was approximately $417 thousand, based on a Black-Scholes valuation model, and that amount was recorded as deferred financing cost and is being amortized as additional interest expense over the debt term. Through March 31, 2001, we recorded amortization of  $146 thousand.

             The convertible debentures have a stated interest rate of 8.5% and an effective interest rate of 18.2%. The effective interest rate includes a non-cash charge of $6.6 million for the amortization of the implicit value of warrants issued in connection with the convertible debentures.

Structured Equity Line Financing Agreement

             The Equity Line originally had a maximum aggregate issue price of $30.0 million over a two-year commitment period and allowed us, at our sole discretion, to sell common stock over this period. We were also required to issue warrants to purchase a minimum of 120 thousand shares at the exercise price equal to 120% of the weighted-average per share sale price of all shares sold under the Equity Line. In 1999, we received aggregate proceeds of approximately $9.5 million of the original $30.0 million from the sale of 909 thousand shares of common stock pursuant to the Equity Line. The per share purchase price of shares issued under the Equity Line was determined on certain market-based pricing formulas.

             In May 2000, the Equity Line was amended (the “amended Equity Line”) to increase the maximum aggregate issue price by an additional $30.0 million to a total of $60.0 million, to provide for the issuance of warrants to purchase up to 600 thousand shares of common stock, to replace the calculation used to determine the per share price with a formula more favorable to Cygnus, and to extend the commitment period to June 30, 2003. In 2000, we received additional proceeds of approximately $14.2 million. These proceeds resulted from the sale of approximately 1.5 million shares of common stock pursuant to the amended Equity Line. In the first quarter of 2001, we received additional proceeds of approximately $2.4 million. These proceeds resulted from the sale of approximately 415 thousand shares of common stock pursuant to the amended Equity Line. Thus, as of March 31, 2001, we had received approximately $26.1 million pursuant to the amended Equity Line.

             In conjunction with the original amended Equity Line, in January 2000, we issued warrants to purchase 95 thousand shares of common stock for activity in 1999 at an exercise price of $11.51 per share.  We are obligated to issue warrants to purchase 142 thousand shares of common stock for activity in 2000 at an average exercise price of $12.60, pursuant to an agreement with the Investors, and will issue these warrants in second quarter of 2001.

             In March 2001, we terminated our amended Equity Line, and we entered into a new Equity Line for a maximum aggregate issue price of $33 million with the same Investors. The terms and conditions of this new Equity Line are substantially the same as the prior amended Equity Line, and the commitment period ends June 30, 2003.

5.         Arbitration Obligation

             On December 11, 1997, the International Court of Arbitration issued a Final Award, which was not appealable, in an arbitration matter between Sanofi, S.A., now Sanofi~Synthelabo, and Cygnus relating to transdermal hormone replacement therapy systems.  This Final Award was entered as a judgment of the United States District Court for the Northern District of California.  Under the terms of the Final Award, we have accrued for the following obligations as of March 31, 2000: (i) payments of an aggregate amount equal to $17.0 million as royalty payments for the period 2001 through 2005, payable 60 days after the end of each fiscal year ($2.0 million for the year 2001, $3.0 million for the year 2002, $4.0 million for the year 2003, $4.0 million for the year 2004 and $4.0 million for the year 2005), and (ii) a convertible promissory note in the principal amount of $6.0 million, issued in December 1997, payable in December 2001 and bearing interest at 6.5% per annum. (The promissory note is convertible into our common stock at Sanofi~Synthelabo's option, exercisable at any time during the four year term, at a conversion rate of $21.725 per share.)  The underlying agreement, which was the subject matter of the arbitration, was terminated on December 15, 1999.

6.         Statements of Cash Flows Data

	Three months ended
	March 31, 2001	March 31, 2000
	(In thousands)
Supplemental disclosure of cash flows information
Interest paid	$66	$147
Foreign tax paid	$500	$100

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

             Some of the statements in this report, including in the documents incorporated by reference, are forward-looking statements that involve risks and uncertainties.  These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions and other statements contained in this report, including in the documents incorporated by reference, that are not statements of historical fact.  Forward-looking statements include, but are not limited to, statements about our ability to manufacture and scale-up commercially the GlucoWatch® biographer, plans for commercialization alliances, our ability to achieve market acceptance of the GlucoWatch biographer, and plans for enhancements and possible manufacturing changes through the PMA supplement process.  In some cases, you can identify these statements by words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions.  We cannot guarantee future results, levels of activity, performance or achievements.  Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such a discrepancy include those discussed below in “Risk Factors” and elsewhere in this report, including in the documents incorporated by reference.

General

             We are engaged in the development and manufacture of diagnostic medical devices, utilizing proprietary technologies to satisfy unmet medical needs cost-effectively. The first such device is a frequent, automatic and non-invasive glucose monitoring device, the GlucoWatch® biographer. On March 22, 2001, we received approval from the United States Food and Drug Administration (FDA) to commercially distribute our GlucoWatch biographer in the United States.

             In March 2001, we signed a U.S. Market Research Agreement with Lifescan, Inc., a Johnson & Johnson company, for the GlucoWatch biographer. Under the terms of the agreement, Lifescan will have exclusive access for a limited period of time to data from a pilot marketing program to be conducted in the U.S. by us for our GlucoWatch biographer. The agreement also calls for us to have exclusive access to any market research conducted by Lifescan relating to our GlucoWatch biographer. In addition, the agreement provides Lifescan a right of first refusal with respect to a Comprehensive Collaboration Agreement from the signing of the agreement to at least sixty days after market research data has been received by Lifescan. A Comprehensive Collaboration Agreement is defined in the agreement as one company providing all commercial functions necessary to market, sell, supply, distribute and support customers in the U.S. Neither party has any obligation to enter into a Comprehensive Collaboration Agreement.

             In March 2001, we established Cygnus International, Inc., a Delaware corporation and a wholly owned subsidiary of Cygnus, Inc., to manage general and administrative activities of our international operations.

             We believe that the number of people worldwide with diabetes is increasing.  In the United States alone, we believe that more than 10 million people have been diagnosed with diabetes, with another six million having the condition but not yet diagnosed. Clinical studies sponsored by the United States National Institutes of Health (NIH) indicate that better management of glucose levels through more frequent testing and more frequent insulin injections would enable people with diabetes to reduce or significantly delay many serious diabetes-related health complications. However, largely due to the pain of repetitive finger sticking and the associated disruption of daily life, most people with diabetes currently test their glucose levels less than half as often as recommended, resulting in limited information to make decisions that could better control glucose fluctuations. We believe this lack of information presents a significant unmet need for a new type of glucose monitoring device.

             To address this unmet need, our GlucoWatch biographer provides frequent, automatic and non-invasive glucose measurements and is intended for detecting trends and tracking patterns of glucose levels in adults, 18 years and older, who have diabetes. The device is intended for use at home and in health care facilities to supplement, not replace, information obtained from standard home blood glucose monitoring devices. Following a three-hour warm-up period and calibration from a finger stick blood measurement, the device is capable of providing up to 36 non-invasive glucose measurements over 12 hours. The extracted glucose is collected in the AutoSensor, which is attached to the back of the biographer and replaced after 12 hours of measurements. The GlucoWatch biographer system (i.e., the biographer and AutoSensor) offers features such as alerts that indicate hypoglycemic and hyperglycemic conditions and event markers that record factors affecting glucose levels.

             It has been our priority to establish alliances to allow us to successfully develop, manufacture and commercialize the GlucoWatch biographer.  We have already entered into several agreements, including the following:

•           a patent license agreement with The Regents of the University of California;

•           supply agreements relating to materials for our GlucoWatch biographer, including those with E.I. du Pont de Nemours and Company, Key Tronic Corporation and Hydrogel Design Systems, Inc.;

•           contract manufacturing agreements with Contract Manufacturing, Inc., now Corium International, for the consumable AutoSensor, and with Sanmina Corporation for the manufacture of the durable GlucoWatch biographer; and

•           an outsource logistics service contract with Livingston Healthcare Services, Inc. to provide receiving, storage, customer service, technical support and shipment in the United States, as well as logistics contracts with companies for the United Kingdom.

             In 1999, we applied to the FDA for approval to sell our GlucoWatch biographer. On December 6, 1999, our pre-market approval (PMA) application received a unanimous recommendation for approval, subject to conditions, from the FDA’s Clinical Chemistry and Clinical Toxicology Devises Panel of the Medical Devices Advisory Committee. In May 2000, we received an approvable letter from the FDA for our GlucoWatch biographer wherein specific, final conditions relating to manufacturing, final printed labeling materials and post-market evaluations of certain aspects of product performance were set forth.

             On March 22, 2001, the FDA granted approval for us to market and commercially distribute our GlucoWatch biographer in the United States as a prescription device for adults (18 years and older). As previously indicated in the approvable letter, post-market evaluation studies on certain topics are required after we begin selling. We are introducing the GlucoWatch biographer in the United States initially on a limited basis to a small number of patients selected by designated physicians for a pilot marketing program. We are conducting this program to learn more about patients’ and caregivers’ firsthand experiences with the GlucoWatch biographer. To support that effort, comprehensive training materials and curricula have been completed and distributed to physicians and health care professionals. In addition, new clinical research trials will be started to potentially expand the indications for the GlucoWatch biographer, including its use with gestational diabetes. We have begun clinical trials with children and adolescents (ages 7-17). We also have begun outcome studies designed to demonstrate the benefits of our GlucoWatch biographer, collecting information that can become part of efforts to secure reimbursement from managed care organizations. We have initiated professional education programs to introduce our technology to physicians and other diabetes health care professionals.

             It was in mid-1998 that we established the product specifications and manufacturing processes for the GlucoWatch biographer system that have been approved by the FDA. Since that time, we have developed, and continue to develop, a number of enhancements to the GlucoWatch biographer’s performance and user convenience, and are developing a future product utilizing communication by radio frequency. Additionally, we are working on equipment and processes for improving manufacturing capacity and reducing manufacturing costs. Before we can make the GlucoWatch biographer broadly available, we must qualify and validate our large-scale production equipment and processes. We will submit some of these product and manufacturing enhancements to the FDA by supplementing our existing PMA application.

             In 1999, we first received a CE Certificate for the GlucoWatch biographer system, indicating that the product has met the essential requirements and other criteria of the European Community Directive 93/42/ECC, Annex V, Section 3.2. The CE Certificate is required for selling products in the European Community. In the fourth quarter of 2000, we shipped our first commercial GlucoWatch biographers to the United Kingdom and are continuing sales therein.

             We have a limited operating history and we have not reported an operating profit for any year since our inception. We expect our net losses to continue for the foreseeable future. At March 31, 2001, our accumulated deficit and net capital deficiency were approximately $220.8 million and $16.9 million, respectively.  We have no experience developing, manufacturing, or commercializing diagnostic products, and there have been no sales of our GlucoWatch biographer in the United States to date.

Results of Operations

Comparison for the Quarters Ended March 31, 2001 and 2000

             Contract revenues for the quarter ended March 31, 2001 were $5.0 million, compared to $1.0 million for the quarter ended March 31, 2000. Contract revenues for the quarter ended March 31, 2001 are primarily due to milestone revenue related to FDA approval of the GlucoWatch biographer. Contract revenues for the quarter ended March 31, 2000 consisted primarily of the amortization of a milestone payment received in 1999 associated with the GlucoWatch biographer.

             The increase in contract revenues was due to the recognition of a milestone payment earned upon FDA approval of our GlucoWatch biographer, pursuant to our Product Supply and Distribution Agreement with Yamanouchi Pharmaceutical Co., Ltd. for Japan.  This agreement was terminated in October 2000 and the parties entered into a formal Termination Agreement effective February 2001. Under the terms of the agreements, Yamanouchi was obligated to pay a final milestone payment if FDA approval was received on or before July 11, 2001.

             Research and development expenses for the quarter ended March 31, 2001 were $6.8 million, compared to $3.8 million for the quarter ended March 31, 2000. This increase was primarily due to an increase in expenses incurred to develop and test high-capacity manufacturing processes.

             Marketing, general and administrative expenses for the quarter ended March 31, 2001 were $3.1 million, compared to $1.9 million for the quarter ended March 31, 2000. This increase was primarily due to marketing efforts to support the launch in the United Kingdom and in preparation for the United States pilot marketing program, and this increase included expenses related to product packaging, training materials, customer service, advertising and sales materials, as well as the development and launch of Cygnus’ glucowatch.com web site.

             Other income and (expense) for the quarter ended March 31, 2001 was $0.4 million, compared to ($0.3) million for the quarter ended March 31, 2000. The increase in other income was primarily due to the sale of substantially all of our Depomed, Inc. marketable equity securities for a gain of $1.1 million.

             Provision for taxes relates to foreign tax withholding applicable to the milestone revenue recorded in this quarter and in the first quarter of 2000.

Liquidity and Capital Resources

             Cash, cash equivalents and investment balances as of March 31, 2001 totaled $16.0 million. Through March 31, 2001, we received net proceeds of approximately $121.4 million from public offerings of our common stock. Since inception, we have financed approximately $11.1 million of manufacturing and research equipment under capital loan and lease arrangements. Borrowings under those arrangements are secured by specific Cygnus assets. We have an outstanding bank loan agreement with Silicon Valley Bank that requires monthly principal and interest payments through August 2001, in addition to compliance with various financial covenants. As of March 31, 2001, there was $1.7 million outstanding under this agreement, and borrowings are secured by specific Cygnus assets.

             Net cash used in operating activities for the quarter ended March 31, 2001 was $9.4 million, compared with net cash used of $7.2 million for the quarter ended March 31, 2000. Cash used in operating activities during the quarters ended March 31, 2001 was primarily due to the net loss from operations of $4.9 million and an increase in accounts receivable of $4.5 million. Cash used in operating activities during the quarters ended March 31, 2000 was primarily due to the net loss from operations of $5.1 million.

             Net cash provided by investing activities of $4.3 million for the quarter ended March 31, 2001 resulted primarily from the net sales of investments of $4.3 million. Net cash used in investing activities of $8.8 million for the quarter ended March 31, 2000 resulted primarily from the net purchases of investments of $8.2 million and capital expenditures of $0.6 million.

             Net cash provided by financing activities totaled $2.5 million for the quarter ended March 31, 2001 and included net proceeds of $2.3 million from the sales of common stock under our Equity Line, net proceeds of $1.1 million from the sale of substantially all of our Depomed, Inc. marketable equity securities and additional stock proceeds of $0.4 million, offset by long-term debt repayments of $1.3 million. Net cash provided by financing activities of $1.3 million for the quarter ended March 31, 2000 included net proceeds of $1.0 million from the sales of common stock under our Equity Line and additional stock proceeds of $1.1 million, offset by long-term debt repayments of $0.8 million.

             The current level of cash used in operating activities is not necessarily indicative of the level of future cash usage.  Our long-term capital expenditure requirements will depend upon numerous factors, including, but not limited to, (i) the progress of our research and development programs, (ii) the time required to obtain regulatory approvals, (iii) the resources that we devote to manufacturing, distribution and marketing of our products, (iv) the additional expenditures to support the manufacture of new products, if and when approved, and (v) possible acquisitions of products and technologies. As we evaluate the progress of our commercialization plans and the lead time to set up manufacturing capabilities, we may commence long-term planning for another manufacturing site. Nevertheless, we believe that such long-term planning will not result in any material impact on cash flows and liquidity for the next 12 months. We have entered into agreements to allow us to manufacture and commercialize our GlucoWatch biographer. These contracts do not result in any material commitment for the next 12 months.

             Based upon current expectations for operating losses and projected short-term capital expenditures, we believe that existing cash, cash equivalents and investments of $16.0 million as of March 31, 2001 ― when coupled with cash available from public financings (including debt or equity financings) and any potential collaborations, milestone payments and earnings from investments ― will be sufficient to meet our operating expenses, debt servicing and repayments and capital expenditure requirements at least for the next 12 months. However, there can be no assurance that we will not require additional financing, depending upon future business strategies, manufacturing and commercialization efforts, results of clinical trials, management decisions to accelerate certain research and development programs, and other factors.

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

             The design, manufacturing, labeling, distribution and marketing of our products are subject to extensive and rigorous government regulation in the United States and certain other countries where the process of obtaining and maintaining required regulatory clearance or approvals is lengthy, expensive and uncertain. The FDA may not approve enhancements and possible manufacturing changes to the GlucoWatch biographer or it may require us to file one or more new pre-market approval (PMA) applications rather than allowing us to use supplements to our existing PMA application, which was approved in March 2001. In addition, a delay in such FDA approvals could substantially delay introduction of product enhancements and our ability to cost-effectively manufacture large quantities of the consumable component of our GlucoWatch biographer. Regulatory requirements and procedures also vary on a country-by-country basis, and we may not be able to obtain regulatory approval in foreign countries. Moreover, even if regulatory approval is granted, such approval may include significant limitations on indicated uses for which any such products could be marketed.

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

             In order for us to market our products in foreign jurisdictions, we and our distributors and agents must obtain required regulatory registrations or approvals and otherwise comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. Specifically, certain foreign regulatory bodies have adopted various regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. Failure to receive foreign regulatory approvals could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will obtain required regulatory registrations or approvals in such countries or that we will not be required to incur significant costs in obtaining or maintaining such regulatory registrations or approvals. Delays in obtaining any registrations or approvals required to market our products, failure to receive these registrations or approvals or future loss of previously obtained registrations or approvals could have a material adverse effect on our business, financial condition and results of operations.

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

             For Cygnus to be successful, we will need to continue to develop glucose monitoring products that address the needs of people with diabetes. Enhanced glucose monitoring products based on our technologies are currently under development. In addition, we may be evaluating new products outside of the glucose monitoring field that can utilize our diagnostic technologies. These products will require significant additional development and investment, including preclinical and clinical testing, prior to their commercialization. From time to time, we have experienced delays or setbacks in the development of certain of our products. For example, in the past, we experienced development delays in the miniaturization of the GlucoWatch biographer. There can be no assurance that we will be able to successfully address problems that may arise during the development and commercialization processes. In addition, there can be no assurance that GlucoWatch biographer enhancements or future products can or will be successfully developed, prove to be safe and effective in clinical trials, meet applicable regulatory standards, be capable of being manufactured in commercial quantities at a reasonable cost, be marketed successfully or achieve market acceptance. If any of our development programs are not successfully completed, required regulatory approvals or clearances are not obtained or products for which approvals or clearances are obtained are not commercially successful, our business, financial condition and results of operations could be materially adversely affected.

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

             Our GlucoWatch biographer has been manufactured for commercial sale on a limited basis, and we have no experience manufacturing the volumes that would be necessary for us to achieve significant commercial sales. To successfully commercialize the GlucoWatch biographer, we will have to manufacture the device in compliance with regulatory requirements, in a timely manner and in sufficient quantities while maintaining performance and quality of the product and an acceptable cost of manufacturing it. There can be no assurance that we will be able to establish and maintain reliable, full-scale manufacturing of the GlucoWatch biographer at commercially reasonable prices. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving product performance, production yields, quality control and assurance, and shortages of personnel. In addition, manufacturing facilities will be subject to extensive regulations, including international quality standards and other regulatory requirements. Difficulties encountered in manufacturing scale up or failure by us to implement and maintain manufacturing facilities in accordance with international quality standards or other regulatory requirements could result in a delay or termination of production, which could have a material adverse effect on our business, financial condition and results of operations.

             In the past, we have experienced these problems in scaling up our transdermal drug delivery products for commercial launch. There can be no assurance that similar problems will not be encountered in the future with our new diagnostic devices. In addition, there can be no assurance that we will be able to achieve and maintain product performance, quality and reliability if and when we are able to produce our GlucoWatch biographer in the quantities required for full-scale commercialization, or that the GlucoWatch biographer will be able to be manufactured and assembled at an acceptable cost.

             We may need to rely on agreements with third parties in order to commercialize our products on a worldwide basis. If we are unable to secure these necessary agreements, we may not be able to sell our products or generate revenue.

             One of our priorities is to establish alliances to secure commercialization functions worldwide for the GlucoWatch biographer, such as distribution, sales and customer service. We do not currently have any marketing or distribution agreements in the United States for the GlucoWatch biographer other than an agreement with Livingston Healthcare Services to provide receiving, storage, customer service, technical support and shipment services and an agreement with Lifescan, Inc. relating to our pilot marketing program in the United States. We do not have a worldwide commercialization partner. Our agreement with Yamanouchi to commercialize the GlucoWatch biographer in Japan was terminated in October 2000. We may never enter into an agreement with a worldwide commercialization partner. Even if we obtain a worldwide commercialization partner, we may not do so until after the FDA approves our large-scale manufacturing process.

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

             We may need additional financing and it may not be available. If adequate funds are not available or are not available on acceptable terms, we may be unable to commerialize or enhance our products, take advantage of future opportunities or respond to competitive pressures, which could negatively impact our business.

             In order to commercialize and scale up production of our GlucoWatch biographer, as well as continue to develop our diagnostic product line, we will require substantial resources. Although we currently have two financing instruments in place, we may seek additional funding through public or private financings, including debt or equity financings. We may also seek other arrangements, including collaborative arrangements. Any additional equity financings may dilute the holdings of current stockholders. Debt financing, if available, may restrict our ability to issue dividends in the future and take other actions. We may not be able to obtain adequate funds when we need them from financial markets or arrangements with commercialization partners or other sources. Even if funds are available, they may not be on acceptable terms. If we cannot obtain sufficient additional funds, we may have to delay, scale back or eliminate some or all of our commercialization and development activities, license or sell products or technologies that we would otherwise seek to develop ourselves, or declare bankruptcy. The amounts and timing of future expenditures will depend on progress of manufacturing our GlucoWatch biographer, the FDA regulatory process, ongoing research and development, results of clinical trials, rates at which operating losses are incurred, executing possible commercialization agreements, developing our products and other factors, many of which are beyond our control.

             We are highly leveraged and may be unable to service our debt or satisfy our other obligations. If we cannot pay amounts due under our obligations, we may need to refinance all or a portion of our existing debt, sell all or a portion of our assets or sell equity securities.

             As of March 31, 2001, we had total obligations of approximately $44.8 million, of which $9.9 million is scheduled to become due and payable within 12 months. The degree to which we are leveraged could limit our ability to obtain financing for working capital, commercialization of products or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations depends upon our future performance, which will depend upon financial, business and other factors, many of which are beyond our control. Although we believe our cash flows will be adequate to meet our interest payments, we may not continue to generate cash flows in the future sufficient to cover our fixed charges or to permit us to satisfy any redemption obligations pursuant to our indebtedness. If we cannot generate cash flows in the future sufficient to cover our fixed charges or to permit us to satisfy any redemption obligations pursuant to our indebtedness and we cannot borrow sufficient funds either under our credit facilities or from other sources, we may `need to refinance all or a portion of our existing debt, sell all or a portion of our assets, or sell equity securities. We may not successfully complete any of these courses of action. In the event of insolvency, bankruptcy, liquidation, reorganization, dissolution or winding-up of our business or upon default or acceleration relating to our debt obligations, our assets will first be available to pay the amounts due under our debt obligations. Holders of common stock would only receive the assets remaining, if any, after payment of all indebtedness and preferred stock, if any.

             We have incurred substantial losses, have a history of operating losses, have an accumulated deficit and expect continued operating losses.

             We reported a net loss from continuing operations of $4.9 million for the quarter ended March 31, 2001 and have experienced annual operating losses since our inception. We expect to continue to incur operating losses at least until we have significant sales, if we ever do, of the GlucoWatch biographer. We may never generate significant revenues or achieve profitability. We may fail in our efforts to introduce our products or to obtain additional required regulatory clearances. Our products may never gain market acceptance, and we may never generate revenues or achieve profitability. Our revenues to date have been derived primarily from product development and licensing fees related to our products under development and manufacturing and royalty revenues from our discontinued operations. If we obtain additional regulatory approvals, we expect to significantly increase our level of expenditures for sales, marketing and general and administrative activities in connection with product commercialization, and these expenditures will precede commercial revenues, if any.

             Our stock price is volatile, and you may not be able to resell Cygnus shares at or above the price you paid, or at all.

             The market price for shares of our common stock has been highly volatile. Factors such as the results of clinical trials for our products or products of our competitors, announcements of technological innovations, commencement or termination of strategic relationships, new product introductions by us or our competitors, regulatory approvals or delays, changes in securities analysts’ recommendations and developments relating to our patent or proprietary rights or those of our competitors, as well as period-to-period fluctuations in financial results, may have a significant impact on the market price of the common stock.

             In addition, the stock market in general has experienced extreme price and volume fluctuations in recent years and even in recent months that have particularly affected the market prices of many medical technology companies, unrelated to the operating performance of these companies. Fluctuations or decreases in the trading price of our common stock may discourage investors from purchasing our common stock. In the past, following periods of volatility in the market price for a company’s securities, securities class action litigation often has been instituted. Such litigation could result in substantial costs to us and divert management’s attention and resources from commercializing our GlucoWatch biographer.

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

Price Per Share	Number of Shares Issued Based on a $7 Million Maximum
(one month)
$20	350,000
$15	466,667
$10	700,000
$5	1,400,000

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

             Our stock is currently traded on the Nasdaq Stock Market. For continued listing, Nasdaq requires companies such as ours without at least $4 million in net tangible assets to maintain a minimum closing bid of $5 per share for 30 consecutive business days. A company whose stock does not meet this criterion may be put on probationary notice. If, after probationary notice, such a stock has not maintained a $5 bid price for 10 consecutive trading days over the next 90 days, Nasdaq may institute de-listing proceedings. In the event Nasdaq were to institute de-listing procedures on our stock, we plan to explore the possibility of a reverse stock split to maintain our listing. If our stock is de-listed from the Nasdaq Stock Market, our stockholders would find it more difficult to dispose of their shares or obtain accurate quotations as to their market value, and the market price of our stock would likely decline further.

             Additionally, under the terms of our Convertible Debenture, we are required to maintain our listing with Nasdaq. We currently have outstanding convertible debentures in the amount of $19.6 million (including accrued interest). In the event our shares are de-listed, the holders could assert that a default has occurred. A default would result in all outstanding principal and interest becoming immediately due and payable. Payment of these amounts would require us to obtain alternative financing, which may not be available on acceptable terms, if at all, and could lead to bankruptcy.

             Intense competition in the market for glucose diagnostic products could prevent us from increasing or sustaining our revenues and prevent us from achieving or sustaining profitability.

             The medical device industry, particularly the market encompassing our GlucoWatch biographer, is intensely competitive and we will compete with other providers of personal glucose monitors. Currently the market is dominated by finger stick blood glucose monitoring products sold by a few major companies. These companies have established products and distribution channels. Finger stick glucose monitoring presents a number of barriers to generating more frequent blood glucose measurements, including the pain of repetitive finger sticking and the disruption of normal activities, as often people with diabetes do not want to go through the finger stick process in public. Several companies are developing alternative invasive, semi-invasive, minimally invasive or non-invasive methods to monitor glucose levels in a less painful or painless manner, as well as on a continuous or continual basis. Companies are attempting to develop a variety of methods to extract interstitial fluid and measure the glucose concentration therein. Another technology that some companies are pursuing is the use of infrared spectroscopy, which uses radiation to measure glucose levels. We are not aware of any products under development that offer the range of potential benefits of the GlucoWatch biographer. However, there can be no assurance that other products will not be more accepted in the marketplace than the GlucoWatch biographer or will not render our devices noncompetitive or obsolete. Additionally, the GlucoWatch biographer or our other enhanced products under development may fail to replace any currently used devices or systems. A number of companies have developed or are seeking to develop new drugs to treat diabetes that could reduce demand for glucose monitoring systems. In addition, many of our competitors and potential competitors have substantially greater resources, research and development staffs and facilities than we do and have significantly greater experience in developing, manufacturing and marketing glucose monitoring devices. Competition within the glucose monitoring industry could also result in price reductions for glucose monitoring devices such that we may not be able to sell the GlucoWatch biographer at a price level adequate for us to realize a return on our investment.

             If the market does not accept our new type of products, we may not generate revenues and achieve or sustain profitability.

             We are focusing our efforts on a line of frequent, automatic and non-invasive glucose monitoring devices. The market may not accept our products, given that they are different from the established finger stick glucose monitors currently on the market. Additionally, some of our competitors have announced, and others may be developing, new glucose monitoring devices that are frequent, automatic and less invasive. The introduction of competing products may decrease our future market sales.

             If third parties do not reimburse the costs of our medical devices, patients, hospitals and physicians may decide not to use our products, diminishing our product sales.

             Successful commercialization of our products may depend in part on the availability of reimbursement from third-party health care payers, such as private insurance plans and the government. There can be no assurance that such reimbursement will be available. We plan to conduct outcome studies for reimbursement; however, reimbursement may not be available in a sufficient time frame. Third-party payers are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic and diagnostic products. Adequate levels of reimbursement may not be available to enable us to achieve market acceptance of the GlucoWatch biographer or other new products under development or to maintain price levels sufficient to realize an appropriate return on our investment. In the United States and other countries, the period of time needed to obtain such reimbursement can be lengthy. We may delay the launch of our products in some countries until we have established our eligibility for reimbursement. This delay could potentially harm our business.

             We depend on third-party suppliers. Any interruption in the supply of system components or the pricing of these components could prevent us from manufacturing our products.

             The GlucoWatch biographer is manufactured from components purchased from outside suppliers, most of whom are our single source for such components. If we are unable, for whatever reason, to obtain these components from our suppliers or if the components obtained from these suppliers do not pass quality standards, we will be required to obtain the components from alternative suppliers. Additionally, in the event a current supplier is unable to meet our component requirements, we might not be able to rapidly find another supplier of the particular component or an alternative supply at the same price or lead time. An interruption in the supply of the GlucoWatch biographer components or excessive pricing of these components could prevent us from manufacturing our products.

             We depend on proprietary technology. If we fail to obtain patent protection for our products, preserve our trade secrets and operate without infringing upon the proprietary rights of others, we may not generate profits.

             Our success depends in large part on our ability to obtain patent protection for our products, preserve our trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and abroad. Currently, most pending patent applications in the United States are maintained in secrecy until issuance, and publication of discoveries in the scientific or patent literature tends to lag behind actual discovery by several months. Thus, we may not have been the first to file patent applications on our inventions or we may have infringed upon third-party patents. Our patent applications may fail to issue any patents. Any patents that are issued may not provide competitive advantages for our products or may be challenged or circumvented by our competitors. We also rely on trade secrets and proprietary know-how that we seek to protect, in part, by confidentiality agreements with our employees, suppliers and consultants. These agreements could be breached, and we might not have adequate remedies for any breach. Additionally, our trade secrets could otherwise become known or be independently developed by our competitors. Any litigation, in the United States or abroad, as well as foreign opposition and/or domestic interference proceedings, could result in substantial expenses to us and significant diversion of effort by our technical and management personnel. We may resort to litigation to enforce our patents or protect trade secrets or know-how, as well as to defend against infringement charges. A negative determination in such proceedings could subject us to significant liabilities or require us to seek licenses from third parties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, necessary licenses may not be available to us on satisfactory terms, if at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products.

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

             Our ability to operate successfully and manage our potential future growth depends significantly upon retaining key scientific, technical, manufacturing, sales, marketing, managerial and financial personnel, and attracting and retaining additional highly qualified personnel in these areas. We face intense competition for such personnel, and we may not be able to attract and retain these individuals. We compete with numerous pharmaceutical, health care and software companies, as well as universities and nonprofit research organizations in the highly competitive northern California business area. The loss of key personnel or our inability to hire and retain additional qualified personnel in the future could prevent us from sustaining or growing our business. Our success will depend in large part on the continued services of our scientific, managerial and manufacturing personnel. There can be no assurance that we will continue to be able to attract and retain sufficient qualified personnel.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

             Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2000.

PART II. OTHER INFORMATION

Item 1.                         Legal Proceedings

             None.

Item 4.                         Submission of Matters to a Vote of Security Holders

             No matters were submitted to a vote of security holders during the quarter ended March 31, 2001.

Item 6.            Exhibits and Reports on Form 8-K

a)             Exhibits

                 The following exhibits are filed herewith or incorporated by reference:

3.01	Bylaws of Cygnus, Inc., as amended, incorporated by reference to Exhibit 3.01 of our Form 10-Q for the quarter ended March 31, 2000.

3.02	Restated Certificate of Incorporation of Cygnus, Inc., as amended to date, incorporated by reference to Exhibit 3.02 of our Form 10-Q for the quarter ended March 31, 2000.

4.01	Specimen of Common Stock certificate of Cygnus, Inc., incorporated by reference to Exhibit 4.1 of our Registration Statement Form S-1 No. 33-38363.

4.02	Form of Senior Indenture incorporated herein by reference to Exhibit 4.1 filed with our Registration Statement on Form S-3 (File No. 33-39275) declared effective by the Securities and Exchange Commission on November 12, 1997 (the "November 1997 Form S-3").

4.03	Form of Subordinated Indenture incorporated herein by reference to Exhibit 4.2 filed with our November 1997 Form S-3.

4.04	Form of Senior Debt Security (included in Exhibit 4.1) incorporated herein by reference to Exhibit 4.3 filed with our November 1997 Form S-3.

4.05	Form of Subordinated Debt Security (included in Exhibit 4.2) incorporated herein by reference to Exhibit 4.4 filed with our November 1997 Form S-3.

4.06	First Supplemental Indenture, dated as of February 2, 1998, by and between Cygnus, Inc. and State Street Bank and Trust Company of California, N.A. incorporated by reference to Exhibit 4.5 of our Form 8-K dated February 4, 1998.

4.07	Second Supplemental Indenture, dated as of October 28, 1998, by and between Cygnus, Inc. and State Street Bank and Trust Company of California, N.A. to the Indenture dated as of February 3, 1998 and the First Supplemental Indenture dated as of February 3, 1998, incorporated by reference to Exhibit 4.8 of our Form 8-K filed on October 30, 1998.

4.08	Amended and Restated Rights Agreement dated October 27, 1998 between Cygnus, Inc. and ChaseMellon Shareholder Services, LLC (the "Rights Agent" successor to Chemical Trust), which includes the Certificate of Determination for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit 99.2 of our Form 8A/A filed on December 14, 1998, Registration No. 0-19962.

4.09	Registration Rights Agreement dated June 30, 1999 between Cygnus, Inc. and Cripple Creek Securities, LLC, incorporated by reference to Exhibit 4.11 of our Form 10-Q for the quarter ended June 30, 1999.

4.10	Registration Rights Agreement dated June 29, 1999 between Cygnus, Inc. and the listed Investors on Schedule I thereto, incorporated by reference to Exhibit 4.12 of our Form 10-Q for the quarter ended June 30, 1999.

10.010	Sublease dated March 30, 2001 between the Registrant and Maxygen, Inc.

10.112	Letter Agreement re Termination of Equity Line of Credit dated March 23, 2001 between Cygnus, Inc. and Cripple Creek Securities, L.L.C.

10.113	Structured Equity Line Flexible Financing Agreement dated March 23, 2001 between Cygnus, Inc. and Cripple Creek Securities, L.L.C., incorporated by reference to Exhibit 1.1 of the Registrant’s Registration Statement on Form S-3/A (File No. 333-49020) declared effective by the Securities and Exchange Commission on April 11, 2001.

*10.210	U.S. Market Research Agreement between the Registrant and Lifescan, Inc. dated February 22, 2001, incorporated by reference to Exhibit 10.210 of our Form 10-K for the period ending December 31, 2000.

*10.211	Termination Agreement between the Registrant and Yamanouchi Pharmaceutical Co., Ltd. dated February 2, 2001, incorporated by reference to Exhibit 10.211 of our Form 10-K for the period ending December 31, 2000.

*A confidential treatment request has been applied for or granted with respect to a portion of this document.

b)         Reports on Form 8-K

On March 8, 2001, we filed a Current Report on Form 8-K reporting under Item 5 that we signed a U.S. Market Research Agreement with Lifescan, Inc., a Johnson & Johnson company, for our GlucoWatch® biographer.

On March 23, 2001, we filed a Current Report on Form 8-K reporting under Item 5 that the United States Food and Drug Administration (FDA) granted approval to market our GlucoWatch® biographer in the United States as a prescription device for adults with diabetes.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYGNUS, INC.
Date:	May 10, 2001	By:	/s/ John C Hodgman
John C Hodgman
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2001	By:	/s/ Craig W. Carlson
Craig W. Carlson
Chief Financial Officer (Principal Accounting Officer)

INDEX OF EXHIBITS

The following exhibits are included herein:

Exhibit 10.010	Sublease dated March 30, 2001 between the Registrant and Maxygen, Inc.

Exhibit 10.112	Letter Agreement re Termination of Equity Line of Credit dated March 23, 2001 between Cygnus, Inc. and Cripple Creek Securities, L.L.C.