Form 10-Q
period 2001-06-30
CYGNUS INC /DE/
filed 2001-08-07
CIK 870755

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Number of shares outstanding of each of the registrant's classes of common stock as of  August 6, 2001:

Common Stock – 30,703,204 shares

CYGNUS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYGNUS, INC.
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000

Contract revenues	$32	$ ----	$5,065	$1,038
Product revenues	39	----	39	----

Total revenues	71	----	5,104	1,038

Costs and expenses:
Research and development	8,295	4,553	15,050	8,382
Marketing, general and administrative	4,564	2,233	7,711	4,141

Total costs and expenses	12,859	6,786	22,761	12,523

Loss from operations	(12,788)	(6,786)	(17,657)	(11,485)

Other income/(expense), net	(258)	(469)	164	(785)

Loss from operations before income tax	(13,046)	(7,255)	(17,493)	(12,270)

Provision for taxes	----	----	(500)	(100)

Net loss	$(13,046)	$(7,255)	$(17,993)	$(12,370)

Net loss per share, basic and diluted	$(0.46)	$(0.28)	$(0.64)	$(0.48)

Shares used in computation of net loss per share, basic and diluted	28,646	26,277	28,181	25,902

(See accompanying notes.)

Cygnus, Inc.
Condensed Consolidated Balance Sheets
 (In thousands)

	June 30, 2001	December 31, 2000

	(unaudited)	(see Note*)

ASSETS:
Current assets:
Cash and cash equivalents	$19,872	$8,058
Short-term investments	7,936	14,881
Trade accounts receivable	32	14
Prepaid expenses and other current assets	1,169	639

Total current assets	29,009	23,592

Equipment and improvements:
Equipment and improvements	12,203	11,988
Construction in progress	2,638	2,798

	14,841	14,786
Less accumulated depreciation and amortization	(8,153)	(7,688)

Net equipment and improvements	6,688	7,098

Long-term investments	---	1,547
Other assets	575	652

Total assets	$36,272	$32,889

LIABILITIES AND NET CAPITAL DEFICIENCY:
Current liabilities:
Accounts payable	$3,378	$2,969
Accrued compensation	3,792	1,033
Other accrued liabilities	520	632
Current portion of arbitration obligation	8,195	6,000
Current portion of long-term debt	437	3,089

Total current liabilities	16,322	13,723

Long-term portion of arbitration obligation	15,000	17,000
Convertible debentures, net of discount of $3,749 in 2001 and $4,364 in 2000	16,305	14,870
Other long-term liabilities	384	319

Stockholders' net capital deficiency:
Common stock	29	27
Additional paid-in-capital	222,036	201,011
Accumulated deficit	(233,816)	(215,823)
Accumulated other comprehensive income	12	1,762

Net capital deficiency	(11,739)	(13,023)

Total liabilities and stockholders’ net capital deficiency	$36,272	$32,889

*Note: The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

(See accompanying notes.)

CYGNUS, INC.
Condensed Consolidated Statements of Cash Flows
 (unaudited)
(In thousands)

	Six months ended June 30,
	2001	2000

Cash flows from operating activities:
Net loss	$(17,993)	$(12,370)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	724	558
Amortization of debt issuance and financing costs and debt discount	717	718
Realized (gain)/loss on sale of investments	(1,144)	---
Loss/(gain) on sale of equipment	124	(59)
Stock-based compensation	31	643
Increase in accounts receivable	(17)	---
Net increase in other assets	(540)	(345)
Net increase/(decrease) in liabilities	4,088	(2,273)

Net cash used in operating activities	(14,010)	(13,128)

Cash flows from investing activities:
Capital expenditures	(428)	(1,296)
Proceeds from sale of equipment	1	350
Purchases of investments	(2,600)	(17,695)
Maturity and sale of investments	10,508	10,885

Net cash provided by/(used in) investing activities	7,481	(7,756)

Cash flows from financing activities:
Issuance of common stock	20,995	8,511
Principal payments of long-term debt	(2,652)	(1,603)

Net cash provided by financing activities	18,343	6,908

Net increase/(decrease) in cash and cash equivalents	11,814	(13,976)
Cash and cash equivalents at beginning of period	8,058	28,677

Cash and cash equivalents at end of period	$19,872	$14,701

(See accompanying notes.)
Notes to the Unaudited Condensed Consolidated Financial Statements

1.          Basis of Presentation

             The condensed consolidated financial statements of Cygnus, Inc. (the “Company,” “Cygnus,” “us,” “we,” “our,” etc.) as of and for the three and six-month periods ended June 30, 2001 and 2000 included herein are unaudited, but they include all adjustments (consisting only of normal recurring adjustments) that the management of Cygnus, Inc. believes necessary for a fair presentation of the financial position as of the reported dates and the results of operations for the respective periods presented. Interim financial results are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2000 included in our 2000 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 27, 2001.

2.          Revenue Recognition

             Product sales are generally recorded when transfer of title and expiration of customers’ right of return after delivery have taken place.  We accrue for estimated warranty costs and other allowances when the revenues from product sales are recognized.

3.          Net Loss Per Share

             Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding. Shares issuable from stock options, warrants and convertible debentures are excluded from the diluted loss per share computation, as their effect is anti-dilutive.

4.          Comprehensive Income

             Unrealized gains or losses for the three and six-month periods ended June 30, 2001 and 2000 were not material and total comprehensive gain approximated net gain for each of these periods.

5.          Financing Instruments

             In June 1999, we entered into two financing arrangements: a Convertible Debenture and Warrant Purchase Agreement (“Convertible Debenture”) and a Structured Equity Line Flexible FinancingSM Agreement (“Equity Line”).

Convertible Debentures

             Under the Convertible Debenture agreement, 8.5% convertible debentures having a principal amount of $14.0 million due June 29, 2004 were issued at a conversion price of $12.705 per share. The Convertible Debenture agreement also provided for the issuance of an additional $6.0 million of convertible debentures, composed of two $3.0 million tranches (the “additional tranches”) for similar terms and conditions except for the determination of conversion prices upon issuance of additional tranches. The conversion prices for the additional tranches were to be determined based on certain market-based formulas defined in the original Convertible Debenture.  In September 1999, we issued convertible debentures for $3.0 million pursuant to the terms of additional tranches.  The first additional tranche due on September 29, 2004 had a conversion price of $11.8663. The $3.0 million under the second additional tranche was still available as of June 30, 2001.

             In conjunction with the issuance of convertible debentures, in June 1999 and September 1999, we issued to the debenture holders warrants to purchase approximately 606 thousand shares and 139 thousand shares of common stock, respectively, at the respective exercise price of $13.86 per share and $16.18 per share. Each tranche of warrants had a contractual term of five years from the date of respective grant. At the dates of the grant, the fair values ascribed to these warrants were approximately $5.0 million and $1.1 million, respectively, based on a Black-Scholes valuation model, were recorded as debt discount, and are being amortized as additional interest expense over the debt term. Through June 30, 2001, we recorded amortization of $2.4 million. As of June 30, 2001, the aggregate unamortized fair value of the warrants amounted to $3.7 million.

             In connection with the issuance of convertible debentures, we also issued to the placement agent warrants to purchase 50 thousand shares of common stock at the exercise price of $13.86 per share. At the date of grant, the fair value ascribed to the warrants was approximately $417 thousand, based on a Black-Scholes valuation model, and that amount was recorded as deferred financing cost and is being amortized as additional interest expense over the debt term. Through June 30, 2001, we recorded amortization of  $167 thousand.

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

             In May 2000, the Equity Line was amended (the “amended Equity Line”) to increase the maximum aggregate issue price to $60.0 million, to provide for the issuance of warrants to purchase up to 600 thousand shares of common stock, to replace the calculation used to determine the per share price with a formula more favorable to Cygnus, and to extend the commitment period to June 30, 2003. Under the Equity Line and Amended Equity Line, we received aggregate proceeds of approximately $26.1 million. In March 2001, we terminated our Amended Equity Line and entered into a new Equity Line for a maximum aggregate issue price of $33 million with the same Investors. The terms and conditions of this new Equity Line are substantially the same as the prior Amended Equity Line, and the commitment period ends June 30, 2003.
             Pursuant to our equity lines, in 2000, we received proceeds of approximately $14.2 million. These proceeds resulted from the sale of approximately 1.5 million shares of common stock. In the first half of 2001, we received additional proceeds of approximately $20.3 million. These proceeds resulted from the sale of approximately 2.8 million shares of common stock. Thus, as of June 30, 2001, we had received approximately $44.0 million pursuant to the equity lines and still have approximately $15.1 million available under the new Equity Line.

             In conjunction with our equity lines, in May 2001, we issued warrants to purchase 142 thousand and 11 thousand shares of common stock to our Investors and the placement agent, respectively, for activity in 2000 at an average exercise price of $12.60 and $9.85, respectively.

6.          Arbitration Obligation

             On December 11, 1997, the International Court of Arbitration issued a Final Award, which was not appealable, in an arbitration matter between Sanofi, S.A., now Sanofi~Synthelabo, and Cygnus relating to transdermal hormone replacement therapy systems.  This Final Award was entered as a judgment of the United States District Court for the Northern District of California.  Under the terms of the Final Award, we have accrued for the following obligations as of June 30, 2001: (i) payments of an aggregate amount equal to $17.0 million as royalty payments for the period 2001 through 2005, payable 60 days after the end of each fiscal year ($2.0 million for the year 2001, $3.0 million for the year 2002, $4.0 million for the year 2003, $4.0 million for the year 2004 and $4.0 million for the year 2005), and (ii) a convertible promissory note in the principal amount of $6.0 million, bearing interest at 6.5% per annum. (The promissory note is convertible into our common stock at Sanofi~Synthelabo's option, exercisable at any time during a four year term from 1997 to 2001 at a conversion rate of $21.725 per share with a maturity date of December 31, 2001.)  The underlying agreement, which was the subject matter of the arbitration, was terminated on December 15, 1999.

7.          Statements of Cash Flows Data

	Six months ended
	June 30, 2001	June 30, 2000

Supplemental disclosure of cash flows information	(In thousands )

Borrowing on long-term capital lease obligation	$51	$	---
Interest paid	$111		$282
Foreign tax paid	$500		$100

8.          Recent Accounting Pronouncements

             In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, “Business Combination” (FAS 141) and Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (FAS 142).  FAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001.  FAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill.  The requirements of FAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or thereafter).  Under FAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.  Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.  We will adopt FAS 141 and FAS 142 on July 1, 2001, but we do not believe their adoption will have any material impact on our financial position or results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

             Some of the statements in this report, including in the documents incorporated by reference, are forward-looking statements that involve risks and uncertainties.  These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions and other statements contained in this report, including in the documents incorporated by reference, that are not statements of historical fact.  Forward-looking statements include, but are not limited to, statements about our ability to manufacture and scale-up commercially the GlucoWatch® biographer and AutoSensor, plans for manufacturing changes through the PMA supplement process,  plans for commercialization alliances, our ability to achieve market acceptance of the GlucoWatch biographer, and plans for enhancements.  In some cases, you can identify these statements by words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions.  We cannot guarantee future results, levels of activity, performance or achievements.  Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such a discrepancy include those discussed below in “Risk Factors” and elsewhere in this report, including in the documents incorporated by reference.

General

             We are engaged in the development and manufacture of diagnostic medical devices, utilizing proprietary technologies to satisfy unmet medical needs cost-effectively. The first such device is a frequent, automatic and non-invasive glucose monitoring device, the GlucoWatch® biographer. On March 22, 2001, we received approval from the United States Food and Drug Administration (the “FDA”) to market and commercially distribute our GlucoWatch biographer in the United States as a prescription device for adults (18 years and older).  As previously indicated by the FDA in their approvable letter to us, after commercialization, post-market evaluation studies are required.  On August 7, 2001, we announced that we received approval from the FDA for our July 10, 2001 submission of our large-scale manufacturing of the AutoSensor, the consumable component of the GlucoWatch biographer, although we still must file for FDA approval of our final assembly of the durable biographer.

             We believe that the number of people worldwide with diabetes is increasing.  In the United States alone, we believe that more than 10 million people have been diagnosed with diabetes, with another six million having the condition but not yet diagnosed. Clinical studies sponsored by the United States National Institutes of Health (the “NIH”) indicate that better management of glucose levels through more frequent testing and more frequent insulin injections would enable people with diabetes to reduce or significantly delay many serious diabetes-related health complications. However, largely due to the pain of repetitive finger sticking and the associated disruption of daily life, most people with diabetes currently test their glucose levels less than half as often as recommended, resulting in limited information to make decisions that could better control glucose fluctuations. We believe this lack of information presents a significant unmet need for a new type of glucose monitoring device.

             To address this unmet need, our GlucoWatch biographer provides frequent, automatic and non-invasive glucose measurements and is intended for detecting trends and tracking patterns of glucose levels in adults, 18 years and older, who have diabetes. The device is intended for use at home and in health care facilities to supplement, not replace, information obtained from standard home blood glucose monitoring devices. The extracted glucose is collected in the AutoSensor, which is attached to the back of the biographer and replaced after 12 hours of measurements. Following a three-hour warm-up period and calibration from a finger stick blood measurement, the device is capable of providing up to 36 non-invasive glucose measurements over the 12 hours. The GlucoWatch biographer system (i.e., the biographer and AutoSensor) offers features such as alerts that indicate hypoglycemic and hyperglycemic conditions and event markers that record variables affecting glucose levels.
             We have begun our U.S. pilot marketing program in which we are introducing the GlucoWatch biographer in the United States initially on a limited basis to a small number of patients selected by designated physicians. We are conducting this program to learn more about patients’ and caregivers’ firsthand experiences with the GlucoWatch biographer.  In March 2001, we signed a U.S. Market Research Agreement with Lifescan, Inc., a Johnson & Johnson company (“Lifescan”).  Under the U.S. Market Research Agreement, Lifescan will have exclusive access for a limited period of time to data from this pilot marketing program and Lifescan has a right of first refusal with respect to a Comprehensive Collaboration Agreement from the signing of the U.S. Market Research Agreement to at least sixty days after market research data has been received by Lifescan. A Comprehensive Collaboration Agreement is defined in the U.S. Market Research Agreement as one company providing all commercial functions necessary to market, sell, supply, distribute and support customers in the United States. Neither party has any obligation to enter into a Comprehensive Collaboration Agreement.

             We have ongoing clinical research trials to possibly expand the intended use of the GlucoWatch biographer, including studies with children and adolescents (ages 7-17).  Additionally, we have begun outcome studies designed to demonstrate the benefits of our GlucoWatch biographer, collecting information that can become part of efforts to secure reimbursement for patients, hospitals and physicians from managed care organizations.

             We are preparing for a broad launch of the GlucoWatch biographer in the United States. We have initiated professional education programs to introduce our technology to physicians and other diabetes health care professionals.  In order to meet the anticipated demand for our product, we need to increase our manufacturing capacity for the AutoSensor and biographer.  The FDA recently approved our supplemental pre-market approval (PMA) application for our large-scale AutoSensor manufacturing.  Our contract with Sanmina Corporation calls for Sanmina to both manufacture certain components of the biographer and to perform final assembly of the biographer.  In order to reduce the cost of manufacturing and to increase capacity, we have decided to take over final assembly of the biographer.  We anticipate submitting this change shortly in a supplemental PMA to the FDA. We are in discussions with companies regarding a possible sales alliance for a broad U.S. launch. We have also developed, and continue to develop, a number of enhancements to the GlucoWatch biographer’s performance and user convenience, and are developing a future product utilizing communication by radio frequency.

             The GlucoWatch biographer is commercially available in the United Kingdom through our subsidiary, Cygnus (UK) Limited. We have a CE Certificate, indicating that the product has met the essential requirements and other criteria of the European Community Directive 93/42/ECC, Annex V, Section 3.2. The CE Certificate is required for selling products in the European Community. In the United Kingdom, our focus has been to educate and train diabetes clinics, as it is essential that these health care professionals be knowledgeable about the GlucoWatch biographer prior to the initiation of patient awareness programs.  Our field representatives have already trained approximately 300 diabetes clinics.  We are beginning marketing programs to promote awareness and interest among patients in the United Kingdom.

             It has been our priority to establish alliances to allow us to successfully develop, manufacture and commercialize the GlucoWatch biographer.  We have already entered into several agreements, including the following:

•            a patent license agreement with The Regents of the University of California;

•            supply and manufacturing agreements, including those with Corium International, E.I. du Pont de Nemours and Company, Hydrogel Design Systems, Inc., Key Tronic Corporation, and Sanmina Corporation, among others; and
•            an outsource logistics service contract with Livingston Healthcare Services, Inc. to provide receiving, storage, customer service, technical support and shipment in the United States, as well as logistics and customer service contracts with companies for the United Kingdom.

             We have a limited operating history and we have not reported an operating profit for any year since our inception. We expect our net losses to continue for the foreseeable future. At June 30, 2001, our accumulated deficit and net capital deficiency were approximately $233.8 million and $11.7 million, respectively.  We have no experience developing, manufacturing, or commercializing diagnostic products, and there have been no sales of our GlucoWatch biographer in the United States to date.

Results of Operations

Comparison for the Quarters Ended June 30, 2001 and 2000

             Contract revenues for the quarter ended June 30, 2001 were $31,698, compared to no revenues for the quarter ended June 30, 2000. Contract revenues were $5.1 million for the six months ended June 30, 2001, compared to $1.0 million for the six months ended June 30, 2000. The increase in contract revenues for the six months ended June 30, 2001 was due to the recognition of a milestone payment earned upon FDA approval of our GlucoWatch biographer, pursuant to our Product Supply and Distribution Agreement with Yamanouchi Pharmaceutical Co., Ltd. (“Yamanouchi”) for Japan. This agreement was terminated in October 2000 and the parties entered into a formal Termination Agreement effective February 2001. Under the terms of the agreements, Yamanouchi was obligated to pay a final milestone payment if FDA approval was received on or before July 11, 2001. Contract revenues for the six months ended June 30, 2000 consisted primarily of the amortization of a milestone payment received in 1999 associated with the GlucoWatch biographer.

             Product revenues  for the quarter and six months ended June 30, 2001 were $38,827, compared to no product revenues for the quarter and six months ended June 30, 2000. Product revenue resulted from the initial sales of our GlucoWatch biographer as part of our United Kingdom patient awareness program.  For the three months ended June 30, 2001, product revenues did not have any associated cost of revenue as the cost of manufacturing the units sold was previously written off as research and development costs.

             Research and development expenses for the quarter ended June 30, 2001 were $8.3 million, compared to $4.6 million for the quarter ended June 30, 2000 and were $15.1 million for the six months ended June 30, 2001, compared to $8.4 million for the six months ended June 30, 2000. This increase was primarily due to an increase in expenses incurred for enhancements of the biographer, clinical trials for purposes of insurance reimbursement, pediatric clinical studies in order to expand the intended use of the device, and development and tests of high-capacity manufacturing processes, this last item being primarily responsible for the expense increase.

             Marketing, general and administrative expenses for the quarter ended June 30, 2001 were $4.6 million, compared to $2.2 million for the quarter ended June 30, 2000 and were $7.7 million for the six months ended June 30, 2001, compared to $4.1 million for the six months ended June 30, 2000. The increase was primarily due to marketing efforts to support the commercial launch programs in the United Kingdom, implementation of the U.S. pilot marketing program, development of training programs for health care professionals and patients, and development of promotional programs in anticipation of a U.S. launch.

             Other income and (expense) for the quarter ended June 30, 2001 were $(0.3) million compared to $(0.5) million for the quarter ended June 30, 2000 and were $0.2 million for the six months ended June 30, 2001, compared to $(0.8) million for the six months ended June 30, 2000. The increase in other income for the six months ended June 30, 2001 was primarily due to the sale of substantially all of our Depomed, Inc. marketable equity securities for a gain of $1.1 million.

             Provision for taxes relates to foreign tax withholding applicable to the Yamanouchi milestone revenue recorded in the first quarter of 2001 and in the first quarter of 2000.

Liquidity and Capital Resources

             Cash, cash equivalents and investment balances as of June 30, 2001 totaled $27.8 million. Through June 30, 2001, we received net proceeds of approximately $139.1 million from public offerings of our common stock. Since inception, we have financed approximately $11.1 million of manufacturing and research equipment under capital loan and lease arrangements. Borrowings under those arrangements are secured by specific Cygnus assets. We have an outstanding bank loan agreement with Silicon Valley Bank that requires monthly principal and interest payments through August 2001, in addition to compliance with various financial covenants. As of June 30, 2001, there was $0.4 million outstanding under this agreement, and borrowings are secured by specific Cygnus assets.

             Net cash used in operating activities for the six months ended June 30, 2001 was $14.0 million, compared with net cash used of $13.1 million for the six months ended June 30, 2000. Cash used in operating activities during the six months ended June 30, 2001 was primarily due to the net loss from operations of $18.0 million. Cash used in operating activities during the six months ended June 30, 2000 was primarily due to the net loss from operations of $12.4 million.

             Net cash provided by investing activities of $6.3 million for the six months ended June 30, 2001 resulted primarily from the net sales of investments of $6.8 million. Net cash used in investing activities of $7.8 million for the six months ended June 30, 2000 resulted primarily from the net purchases of investments of $6.8 million and capital expenditures of $1.3 million.

             Net cash provided by financing activities totaled $19.5 million for the six months ended June 30, 2001 and included net proceeds of $20.0 million from the sales of common stock under our Equity Line, net proceeds of $1.1 million from the sale of substantially all of our Depomed, Inc. marketable equity securities and additional stock proceeds of $1.0 million, offset by long-term debt repayments of $2.6 million. Net cash provided by financing activities of $6.9 million for the six months ended June 30, 2000 included net proceeds of $6.3 million from the sales of common stock under our Equity Line and additional stock proceeds of $2.2 million, offset by long-term debt repayments of $1.6 million.

             The current level of cash used in operating activities is not necessarily indicative of the level of future cash usage.  Our long-term capital expenditure requirements will depend upon numerous factors, including, but not limited to, (i) the time required to obtain regulatory approvals, (ii) the resources that we devote to distribution, marketing and sale of our products, (iii) costs associated with high capacity manufacturing to meet market demand, (iv) the progress of our research and development programs, (v) the additional expenditures to support the manufacture of new products, if and when approved, and (vi) possible acquisitions of products and technologies. We have entered into agreements to allow us to manufacture and commercialize our GlucoWatch biographer. These contracts do not result in any material commitment for the next 12 months.

             Based upon current expectations for operating losses and projected short-term capital expenditures, we believe that existing cash, cash equivalents and investments of $27.8 million as of June 30, 2001 ― when coupled with cash available from public financings (including debt or equity financings) and any potential collaborations and earnings from investments ― will be sufficient to meet our operating expenses, debt servicing and repayments and capital expenditure requirements at least for the next 12 months. However, there can be no assurance that we will not require additional financing, depending upon future business strategies, manufacturing and commercialization efforts, results of clinical trials, management decisions to accelerate certain research and development programs, and other factors.

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

             The design, manufacturing, labeling, distribution and marketing of our products are subject to extensive and rigorous government regulation in the United States and certain other countries where the process of obtaining and maintaining required regulatory clearance or approvals is lengthy, expensive and uncertain. The FDA may not approve enhancements and possible manufacturing changes to the GlucoWatch biographer and AutoSensor or it may require us to file one or more new PMA applications rather than allowing us to supplement our existing PMA application, which was approved in March 2001. In addition, a delay in such FDA approvals could substantially negatively impact our ability to broadly launch our product in the United States because, without such approvals, we cannot increase our manufacturing capacity and reduce our manufacturing costs for the GlucoWatch biographer and AutoSensor. Regulatory requirements and procedures also vary on a country-by-country basis, and we may not be able to obtain regulatory approval in foreign countries. Moreover, even if regulatory approval is granted, such approval may include significant limitations on intended uses for which any such products could be marketed.

             A medical device and its manufacturer are subject to continual review after approval, and later discovery of previously unknown problems with a product or the manufacturing process may result in restrictions on such product or the manufacturer, including withdrawal of the product from the market. Failure to comply with applicable regulatory requirements may result in, among other things, fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution. In addition, new government regulations may be established that could delay or prevent regulatory approval of our potential products. We are also subject to federal, state and local regulations regarding workplace safety, environmental protection and hazardous material controls, among others, and failure to comply with these regulations may result in similar consequences to those discussed above.

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

             In 1999, we sold substantially all of the assets of our drug delivery business segment to Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson company, and terminated our remaining drug delivery projects. We are now exclusively focused on diagnostic medical devices, initially on a line of frequent, automatic and non-invasive glucose monitoring devices. A narrow range of products subjects us to the risk of not having alternative sources of revenue if we are unable to commercialize our narrow line of products. We may not be successful with a non-diversified line of products. A failure of our initial product, the GlucoWatch biographer, could cut off our only potential source of revenue and result in the failure of our entire business, as could the failure of any of our future products.

             For Cygnus to be successful, we will need to continue to develop glucose monitoring products that address the needs of people with diabetes. Enhanced glucose monitoring products based on our technologies are currently under development. In addition, we will be evaluating new products outside of the glucose monitoring field that can utilize our diagnostic technologies. These products would require significant additional development and investment, including preclinical and clinical testing, prior to their commercialization. From time to time, we have experienced delays or setbacks in the development of certain of our products. For example, in the past, we experienced development delays in the miniaturization of the GlucoWatch biographer. There can be no assurance that we will be able to successfully address problems that may arise during the development and commercialization processes. In addition, there can be no assurance that GlucoWatch biographer enhancements or future products can or will be successfully developed, prove to be safe and effective in clinical trials, meet applicable regulatory standards, be capable of being manufactured in commercial quantities at a reasonable cost, be marketed successfully or achieve market acceptance. If any of our development programs are not successfully completed, required regulatory approvals or clearances are not obtained or products for which approvals or clearances are obtained are not commercially successful, our business, financial condition and results of operations could be materially adversely affected.

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

             We do not have medical device manufacturing, marketing, sales or distribution experience. If we are unable to make satisfactory arrangements for each of these, we may be unable to successfully commercialize our products.

             We may encounter problems in manufacturing, commercially scaling-up, marketing, selling or distributing our GlucoWatch biographer. We do not have any experience in any of these areas in the medical device field. To successfully manufacture, market, sell and distribute the GlucoWatch biographer and our other glucose monitoring products under development, we must either develop these capabilities ourselves or enter into arrangements with third parties. We may not succeed in either course of action. If we attempt to develop our own capabilities, we will incur significant start-up expenses and we will compete with other companies that have experienced and well-funded operations. If we enter into arrangements with third parties, any revenues we receive will depend on the third party, and we will likely have to pay fees, sales commissions or similar amounts. If we are unable to make satisfactory arrangements, we may be unable to successfully commercialize our products or may experience delays in commercialization.
             Our GlucoWatch biographer and AutoSensor have been manufactured for commercial sale on a limited basis, and we have no experience manufacturing the volumes that would be necessary for us to achieve significant commercial sales. To successfully commercialize the GlucoWatch biographer and AutoSensor, we will have to manufacture the device in compliance with regulatory requirements, in a timely manner and in sufficient quantities, while maintaining performance and quality of the product and a commercially feasible cost of manufacturing it. There can be no assurance that we will be able to establish and maintain reliable, full-scale manufacturing of the GlucoWatch biographer and AutoSensor at commercially reasonable prices. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving product performance, production yields, quality control and assurance, and shortages of personnel. In addition, manufacturing facilities will be subject to extensive regulations, including international quality standards and other regulatory requirements. Difficulties encountered in manufacturing scale-up or failure by us to implement and maintain manufacturing facilities in accordance with international quality standards or other regulatory requirements could result in a delay or termination of production, which could have a material adverse effect on our business, financial condition and results of operations.

             In the past, we have experienced such problems in scaling up our transdermal drug delivery products for commercial launch. There can be no assurance that similar problems will not be encountered in the future with our new diagnostic devices. In addition, there can be no assurance that we will be able to achieve and maintain product performance, quality and reliability if and when we are able to produce our GlucoWatch biographer and AutoSensor in the quantities required for full-scale commercialization, or that the GlucoWatch biographer and AutoSensor will be able to be manufactured and assembled at a commercially feasible cost.

             We need to rely on agreements with third parties in order to commercialize our products in the United States and other countries. If we are unable to secure these necessary agreements, we may not be able to sell our products or generate revenue.

             One of our priorities is, and has been, to establish alliances to secure commercialization functions in the United States and other countries for the GlucoWatch biographer. In the United States, we have an outsource logistics service contract with Livingston Healthcare Services, Inc. for distribution and customer service.  We also have an agreement with Lifescan, Inc. relating to our pilot marketing program in the United States.  We do not currently have an alliance to provide the sales function in the United States.  In the United Kingdom, we have logistics and customer service contracts in place, and the sales function is handled by Cygnus (UK) Limited.  We may never be able to enter into a sales alliance in the United States or necessary commercialization agreements in countries outside the United States and United Kingdom.  If we are unable to secure these necessary agreements, we may not be able to sell our products or, even if such sales are possible, to broadly launch our products in the United States and other countries.

             Third parties performing these outsourced capabilities may, for competitive reasons, support directly or indirectly a company or product that competes with one of our products. If a third party terminates an arrangement, cannot fund or otherwise satisfy its obligations under its arrangements or disputes or breaches a contractual commitment, then we would likely be required to seek an alternative third party. If we were unable to find a replacement third party to perform or fund the activities of the current third party, or we were unable to assume these activities ourselves,  our capital requirements could increase substantially.
             We will need additional financing and it may not be available. If adequate funds are not available or are not available on acceptable terms, we may be unable to commercialize or enhance our products, take advantage of future opportunities or respond to competitive pressures, and any of these situations could negatively impact our business.

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

             As of June 30, 2001, we had total liabilities, including unamortized debt discount of $3.7 million, of approximately $51.8 million, of which $16.3 million is scheduled to become due and payable within 12 months. The degree to which we are leveraged could limit our ability to obtain financing for working capital, commercialization of products or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations and other liabilities depends upon our future performance, which will depend upon financial, business and other factors, many of which are beyond our control. Although we believe our cash flows will be adequate to meet our interest payments, we may not continue to generate cash flows in the future sufficient to cover our fixed charges or to permit us to satisfy any redemption obligations pursuant to our indebtedness. If we cannot generate cash flows in the future sufficient to cover our fixed charges or to permit us to satisfy any redemption obligations pursuant to our indebtedness and we cannot borrow sufficient funds either under our credit facilities or from other sources, we may need to refinance all or a portion of our existing debt, sell all or a portion of our assets, or sell equity securities. We may not successfully complete any of these courses of action. In the event of insolvency, bankruptcy, liquidation, reorganization, dissolution or winding-up of our business or upon default or acceleration relating to our debt obligations, our assets will first be available to pay the amounts due under our debt obligations. Holders of common stock would only receive the assets remaining, if any, after payment of all indebtedness and preferred stock, if any.
             We have incurred substantial losses, have a history of operating losses, have an accumulated deficit and expect continued operating losses.

             We reported a net loss from continuing operations of $18.0 million for the six months ended June 30, 2001 and have experienced annual operating losses since our inception. We expect to continue to incur operating losses at least until we have significant sales, if we ever do, of the GlucoWatch biographer. We may never generate significant revenues or achieve profitability. We may fail in our efforts to introduce our products or to obtain additional required regulatory clearances. Our products may never gain market acceptance, and we may never generate revenues or achieve profitability. Our revenues to date have been derived primarily from product development and licensing fees related to our products under development and manufacturing and royalty revenues from our discontinued operations. If we obtain additional regulatory approvals, we expect to significantly increase our level of expenditures for sales, marketing and general and administrative activities in connection with product commercialization, and these expenditures will precede commercial revenues, if any.

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

             Under the Equity Line, each month we may sell up to $4 million of common stock and our Investors may exercise their option to purchase, subject to our approval, up to an additional $3 million of common stock during each month in an investment period. The total number of shares that may be issued under the Equity Line depends on the market price of our common stock at the time that the shares are sold, on whether we choose to sell shares and on the number of shares we choose to sell. The following table illustrates hypothetically the effect that variations in the market price in our common stock and resulting variations in sales prices to our Investors have on the number of shares issued in a one month period, assuming that we choose to sell all possible shares under the Equity Line. This table illustrates hypothetically how the ownership dilution resulting from the sale of the maximum number of shares available under the Equity Line increases as the market value of our common stock declines.

Price Per Share	Number of Shares Issued Based on a $7 Million Maximum

(one month)
$20	350,000
$15	466,667
$10	700,000
$15	1,400,000

             Our decision to choose to sell all possible shares under the Equity Line would be influenced by whether it is in the best interests of our stockholders to sell at lower market prices, given our financing requirements and access to alternative sources of financing.

             Under our new March 2001 Equity Line, we have agreed to issue warrants to purchase shares in an amount equal to 10 percent of the number of shares issued under the new Equity Line in any given year. The warrants will be issued after the end of each calendar year. The warrants are exercisable for five years from the date they are issued at an exercise price based on the weighted average price at which shares were sold during the preceding calendar year.

             If our stock trades below $5 per share for 30 consecutive trading days, our shares could be de-listed from the Nasdaq Stock Market. If our shares are de-listed, our stockholders may experience substantially decreased liquidity in their shares, and the outstanding amounts under our Convertible Debenture could become immediately due and payable.

             Our stock is currently traded on the Nasdaq Stock Market. For continued listing, Nasdaq requires companies such as ours without at least $4 million in net tangible assets to maintain a minimum closing bid of $5 per share for 30 consecutive business days. A company whose stock does not meet this criterion may be put on probationary notice. If, after probationary notice, such a stock has not maintained a $5 bid price for 10 consecutive trading days over the next 90 days, Nasdaq may institute de-listing proceedings. In the event Nasdaq were to institute de-listing procedures on our stock, we plan to explore the possibility of a reverse stock split to maintain our listing. If our stock were de-listed from the Nasdaq Stock Market, our stockholders would find it more difficult to dispose of their shares or obtain accurate quotations as to their market value, and the market price of our stock would likely decline further.

             Additionally, under the terms of our Convertible Debenture, we are required to maintain our listing with Nasdaq. As of June 30, 2001, we have outstanding convertible debentures in the amount of $20.1 million (including accrued interest). In the event our shares are de-listed, the holders could assert that a default has occurred. A default would result in all outstanding principal and interest becoming immediately due and payable. Payment of these amounts would require us to obtain alternative financing, which may not be available on acceptable terms, if at all, and could lead to bankruptcy.

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

             If patients, hospitals and physicians do not receive reimbursement from third-party health care payers, our products may not be adopted.

             Successful commercialization of our products may depend in part on the availability of reimbursement from third-party health care payers, such as private insurance plans and the government, to patients, hospitals and physicians who purchase our products. There can be no assurance that such reimbursement will be available. We are conducting outcome studies for pursuing reimbursement; however, reimbursement for patients, hospitals and physicians may not be available in a sufficient time frame. Third-party payers are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new diagnostic products. Adequate levels of reimbursement may not be available for patients, hospitals and physicians.  If such levels are not available, we may not be able to achieve market acceptance of the GlucoWatch biographer or other new products under development or we may not be able to maintain price levels sufficient to realize an appropriate return on our investment. In the United States and other countries, the period of time needed to obtain such reimbursement for patients, hospitals and physicians can be lengthy. We may need to delay the launch of our products in some countries until we have established eligibility for reimbursement. This delay could potentially harm our business.

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

PART II. OTHER INFORMATION

Item 1.              Legal Proceedings

             None.

Item 4.              Submission of Matters to a Vote of Security Holders

             On May 3, 2001, our Annual Meeting of Stockholders was held. The following Directors were re-elected at this meeting:

Directors	In Favor			Withheld

Frank T. Cary	25,757,867			255,075
John C Hodgman	25,054,373			958,599
André F. Marion	25,810,441			202,531
Richard G. Rogers	25,795,459			217,513
Walter B. Wriston	25,723,247			289,725

Other matter voted upon:

To ratify the re-appointment of Ernst & Young LLP to serve as our independent auditors

	Affirmative	Negative	Abstain	Broker Non-Votes

	25,922,274	66,549	24,149	0

Item 6.              Exhibits and Reports on Form 8-K

a)          Exhibits

             The following exhibits are filed herewith or incorporated by reference:

3.01	Bylaws of Cygnus, Inc., as amended, incorporated by reference to Exhibit 3.01 of our Form 10-Q for the quarter ended March 31, 2000.

3.02	Restated Certificate of Incorporation of Cygnus, Inc., as amended to date, incorporated by reference to Exhibit 3.02 of our Form 10-Q for the quarter ended March 31, 2000.

4.01	Specimen of common stock certificate of Cygnus, Inc., incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (File No. 33-38363).

4.02	Form of Senior Indenture, incorporated herein by reference to Exhibit 4.1 filed with our Registration Statement on Form S-3 (File No. 33-39275), declared effective by the Securities and Exchange Commission on November 12, 1997 (the "November 1997 Form S-3").

4.03	Form of Subordinated Indenture, incorporated herein by reference to Exhibit 4.2 filed with our November 1997 Form S-3.

4.04	Form of Senior Debt Security (included in Exhibit 4.1), incorporated herein by reference to Exhibit 4.3 filed with our November 1997 Form S-3.

4.05	Form of Subordinated Debt Security (included in Exhibit 4.2), incorporated herein by reference to Exhibit 4.4 filed with our November 1997 Form S-3.

4.06	First Supplemental Indenture, dated as of February 2, 1998, by and between Cygnus, Inc. and State Street Bank and Trust Company of California, N.A., incorporated by reference to Exhibit 4.5 of our Form 8-K dated February 4, 1998.

4.07	Second Supplemental Indenture, dated as of October 28, 1998, by and between Cygnus, Inc. and State Street Bank and Trust Company of California, N.A. to the Indenture dated as of February 3, 1998 and the First Supplemental Indenture dated as of February 3, 1998, incorporated by reference to Exhibit 4.8 of our Form 8-K filed on October 30, 1998.

4.08	Amended and Restated Rights Agreement dated October 27, 1998 between Cygnus, Inc. and ChaseMellon Shareholder Services, LLC (the "Rights Agent" successor to Chemical Trust), which includes the Certificate of Determination for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit 99.2 of our Form 8A/A filed on December 14, 1998, Registration No. 0-19962.

4.09	Registration Rights Agreement dated June 30, 1999 between Cygnus, Inc. and Cripple Creek Securities, LLC, incorporated by reference to Exhibit 4.11 of our Form 10-Q for the quarter ended June 30, 1999.

4.10	Registration Rights Agreement dated June 29, 1999 between Cygnus, Inc. and the listed Investors on Schedule I thereto, incorporated by reference to Exhibit 4.12 of our Form 10-Q for the quarter ended June 30, 1999.

b)          Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ending June 30, 2001.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYGNUS, INC.
Date:	August 7, 2001	By:	/s/ John C Hodgman

John C Hodgman
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	August 7, 2001	By:	/s/ Craig W. Carlson

Craig W. Carlson
Chief Operating Officer and Chief Financial Officer (Principal Accounting Officer)