Form 10-Q
period 2001-09-30
CYGNUS INC /DE/
filed 2001-11-14
CIK 870755

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from __________ to __________

Commission File Number 0-18962

CYGNUS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2978092
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

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

Yes ☒    No ☐

Number of shares outstanding of each of the registrant's classes of common stock as of  November 9, 2001:

Common Stock – 32,854,240 shares

CYGNUS, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CYGNUS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Contract revenues	$120	$ ----	$5,185	$1,038
Product revenues	298	----	337	----
Total revenues	418	----	5,522	1,038

Costs and expenses:
Costs of product sold	36	----	36	----
Research and development expenses	7,584	5,973	22,634	14,355
Marketing, general and administrative expenses	3,686	3,536	11,397	7,677
Total costs and expenses	11,306	9,509	34,067	22,032

Loss from operations	(10,888)	(9,509)	(28,545)	(20,994)

Interest and other income	243	463	2,293	1,613
Interest and other expenses	(917)	(982)	(2,803)	(2,917)

Loss from operations before income tax	(11,562)	(10,028)	(29,055)	(22,298)
Provision for taxes	----	----	(500)	(100)

Net loss	$(11,562)	$(10,028)	$(29,555)	$(22,398)

Net loss per share, basic and diluted	$(0.37)	$(0.38)	$(1.01)	$(0.86)
Shares used in computation of net loss per share, basic and diluted	30,840	26,467	29,167	26,032

(See accompanying notes.)

CYGNUS, INC.

Condensed Consolidated Balance Sheets

 (In thousands)

	September 30, 2001	December 31, 2000
	(unaudited)	(see Note*)
ASSETS:
Current assets:
Cash and cash equivalents	$14,356	$8,058
Short-term investments	9,370	14,881
Trade accounts receivable	89	14
Inventories	547	---
Prepaid expenses and other current assets	1,088	639
Total current assets	25,450	23,592

Equipment and improvements:
Equipment and improvements	12,389	11,988
Construction in progress	3,996	2,798
	16,385	14,786
Less accumulated depreciation and amortization	(8,408)	(7,688)
Net equipment and improvements	7,977	7,098

Long-term investments	---	1,547
Other assets	519	652
Total assets	$33,946	$32,889

LIABILITIES AND NET CAPITAL DEFICIENCY:
Current liabilities:
Accounts payable	$4,901	$2,969
Accrued compensation	3,195	1,033
Other accrued liabilities	575	632
Current portion of arbitration obligation	8,293	6,000
Current portion of long-term debt	---	3,089
Total current liabilities	16,964	13,723

Long-term portion of arbitration obligation	15,000	17,000
Convertible debentures, net of discount of $3,441 in 2001 and $4,364 in 2000	17,043	14,870
Other long-term liabilities	235	319

Stockholders' net capital deficiency:
Common stock	32	27
Additional paid-in-capital	230,045	201,011
Accumulated deficit	(245,378)	(215,823)
Accumulated other comprehensive income	5	1,762
Net capital deficiency	(15,296)	(13,023)
Total liabilities and stockholders’ net capital deficiency	$33,946	$32,889

*Note: The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

(See accompanying notes.)

CYGNUS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine months ended
	September 30	September 30
	2001	2000
Cash flows from operating activities:
Net loss	$(29,555)	$(22,398)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,086	820
Amortization of debt issuance and financing costs and debt discount	1,076	1,076
Realized gain on sale of investments	(1,144)	---
Loss/(gain) on sale of equipment	124	(59)
Stock-based compensation	1,738	1,026
Increase in accounts receivable	(74)	---
Increase in inventory	(547)	---
Net increase in other assets	(393)	(19)
Net increase/(decrease) in liabilities	5,452	(837)
Net cash used in operating activities	(22,237)	(20,391)

Cash flows from investing activities:
Capital expenditures	(2,090)	(2,142)
Proceeds from sale of equipment	1	350
Purchases of investments	(7,994)	(23,691)
Maturity and sale of investments	14,412	15,281
Net cash provided by/(used in) investing activities	4,329	(10,202)

Cash flows from financing activities:
Issuance of common stock	27,300	13,647
Principal payments of long-term debt	(3,094)	(2,337)
Net cash provided by financing activities	24,206	11,310

Net increase/(decrease) in cash and cash equivalents	6,298	(19,283)
Cash and cash equivalents at beginning of period	8,058	28,677
Cash and cash equivalents at end of period	$14,356	$9,394

(See accompanying notes.)

Notes to the Unaudited Condensed Consolidated Financial Statements

1.             Basis of Presentation

The condensed consolidated financial statements of Cygnus, Inc. (the “Company,” “Cygnus,” “us,” “we,” “our,” etc.) as of and for the three-month and nine-month periods ended September 30, 2001 and 2000 included herein are unaudited, but they include all adjustments (consisting only of normal recurring adjustments) that the management of the Company believes necessary for a fair presentation of the financial position as of the reported dates and the results of operations for the respective periods presented. Interim financial results are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2000 included in our 2000 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 27, 2001.

2.             Revenue Recognition

Product sales are recorded upon transfer of title and expiration of customers’ rights of returns after delivery has taken place.  We accrue for estimated warranty costs and other allowances when the revenue from product sales are recognized.

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

As of September 30, 2001, product revenue is generated in the United Kingdom and contract revenue is generated in the United States.

3.             Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding. Shares issuable from stock options, warrants and convertible debentures are excluded from the diluted loss per share computation, as their effect is anti-dilutive.

4.             Comprehensive Income

Unrealized gains or losses for the three-month and nine-month periods ended September 30, 2001 and 2000 were not material and total comprehensive loss approximated net loss for each of these periods.

5.             Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, after appropriate consideration is given to obsolescence and inventories in excess of anticipated future demand.  Net inventories consist of the following:

September 30,
2001
Raw materials	$539
Work in process	---
Finished goods	8
$547

                Inventories at September 30, 2001 relate to our GlucoWatch biographer system product.  We did not have any inventory as of December 31, 2000.

6.             Financing Instruments

In June 1999, we entered into two financing arrangements: a Convertible Debenture and Warrant Purchase Agreement (“Convertible Debenture”) and a Structured Equity Line Flexible FinancingSM Agreement (“Equity Line”). Since that time, we have entered into two additional Equity Line agreements.

Convertible Debentures

Under the Convertible Debenture, 8.5% convertible debentures having a principal amount of $14.0 million due June 29, 2004 were issued at a conversion price of $12.705 per share. The Convertible Debenture also provided for the issuance of an additional $6.0 million of convertible debentures, composed of two $3.0 million tranches (the “additional tranches”) for similar terms and conditions, except for the determination of conversion prices upon issuance of additional tranches. The conversion prices for the additional tranches were to be determined based on certain market-based formulas defined in the original Convertible Debenture.  In September 1999, we issued convertible debentures for $3.0 million pursuant to the terms of the additional tranches.  The first additional tranche due on September 29, 2004 had a conversion price of $11.8663. The $3.0 million under the second additional tranche was still available as of September 30, 2001.

In connection with the issuance of convertible debentures, in June 1999 and September 1999, we issued to the debenture holders warrants to purchase approximately 606 thousand shares and 139 thousand shares of common stock, respectively, at the respective exercise price of $13.86 per share and $16.18 per share. Each tranche of warrants had a contractual term of five years from the date of the grants. At the dates of the grants, the fair values ascribed to these warrants were approximately $5.0 million and $1.1 million, respectively, based on a Black-Scholes valuation model, were recorded as debt discount, and are being amortized as additional interest expense over the debt term. Through September 30, 2001, we recorded amortization of $2.7 million. As of September 30, 2001, the aggregate unamortized fair value of the warrants amounted to $3.4 million.

In connection with the issuance of convertible debentures, we also issued to the placement agent warrants to purchase 50 thousand shares of common stock at the exercise price of $13.86 per share. At the date of grant, the fair value ascribed to the warrants was approximately $417 thousand, based on a Black-Scholes valuation model, and that amount was recorded as deferred financing cost and is being amortized as additional interest expense over the debt term. Through September 30, 2001, we recorded amortization of  $187 thousand.

The convertible debentures have a stated interest rate of 8.5% and an effective interest rate of 18.2%. The effective interest rate includes a non-cash charge of $6.6 million for the amortization of the implicit value of warrants issued in connection with the convertible debentures.

Structured Equity Line Financing Agreements

The original Equity Line had a maximum aggregate issue price of $30.0 million over a two-year commitment period and allowed us, at our sole discretion, to sell common stock over this period. We were also required to issue warrants to purchase a minimum of 120 thousand shares at the exercise price equal to 120% of the weighted-average per share sale price of all shares sold under the Equity Line. The per share purchase price of shares issued under the Equity Line was determined on certain market-based pricing formulas.

In May 2000, the Equity Line agreement was amended (the “Amended Equity Line”) to increase the maximum aggregate issue price to $60.0 million, to provide for the issuance of warrants to purchase up to 600 thousand shares of common stock, to replace the calculation used to determine the per share price with a formula more favorable to Cygnus, and to extend the commitment period to June 30, 2003. Under the original Equity Line and the Amended Equity Line, we received aggregate proceeds of approximately $26.1 million. In March 2001, we terminated our Amended Equity Line agreement and entered into a second Equity Line agreement for a maximum aggregate issue price of $33.0 million with the same Investors. The terms and conditions of this second Equity Line agreement are substantially the same as the prior Amended Equity Line agreement, and the commitment period ends June 30, 2003.  As of September 30, 2001, we received aggregate proceeds of approximately $23.8 million under the second Equity Line. On October 1, 2001, we entered into our third Equity Line agreement with the same Investors for a maximum aggregate issue price of $29.0 million. The terms and conditions of this third Equity Line agreement are substantially the same as the prior Equity Line agreements, and the commitment period ends December 31, 2004.

Under our Equity Lines, in 1999, we received gross proceeds of approximately $9.5 million and these proceeds resulted from the sale of approximately 1.0 million shares of common stock.  In 2000, we received gross proceeds of approximately $14.2 million and these proceeds resulted from the sale of approximately 1.5 million shares of common stock. For the nine months ended September 30, 2001, we received additional gross proceeds of approximately $26.2 million. These proceeds resulted from the sale of approximately 3.8 million shares of common stock. Thus, as of September 30, 2001, we had received approximately $49.9 million pursuant to the Equity Lines and still have approximately $9.2 million available under the second Equity Line.  We also have $29.0 million available under the third Equity Line.

In connection with the Amended Equity Line, we issued warrants to purchase 95 thousand shares of common stock for activity in 1999 at an exercise price of $11.51 per share. Pursuant to an agreement with the Investors and the placement agent, we issued warrants to purchase 142 thousand and 11 thousand shares of common stock for activity in 2000 at an average exercise price of $12.60 and $9.85, respectively.

7.             Arbitration Obligation

On December 11, 1997, the International Court of Arbitration issued a Final Award, which was not appealable, in an arbitration matter between Sanofi, S.A., now Sanofi~Synthelabo, and Cygnus relating to transdermal hormone replacement therapy systems.  This Final Award was entered as a judgment of the United States District Court for the Northern District of California.  Under the terms of the Final Award, we have accrued for the following obligations as of September 30, 2001: (i) payments of an aggregate amount equal to $17.0 million as royalty payments for the period 2001 through 2005, payable 60 days after the end of each fiscal year ($2.0 million for the year 2001, $3.0 million for the year 2002, $4.0 million for the year 2003, $4.0 million for the year 2004 and $4.0 million for the year 2005), and (ii) a convertible promissory note in the principal amount of $6.0 million, issued in December 1997, payable on December 31, 2001 and bearing interest at 6.5% per annum. (The promissory note is convertible into our common stock at Sanofi~Synthelabo's option, exercisable at any time during the four year term from 1997 to 2001 at a conversion rate of $21.725 per share with a maturity date of December 31, 2001.)  The underlying agreement, which was the subject matter of the arbitration, was terminated on December 15, 1999.

8.             Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144), effective for fiscal years beginning after December 15, 2001.  We are currently assessing the impact of FAS 144 and will apply it on January 1, 2002.  We do not anticipate that the adoption of FAS 144 will have a material effect on our earnings or financial position.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements in this report, including in the documents incorporated by reference, are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions and other statements contained in this report, including in the documents incorporated by reference, that are not statements of historical fact. Forward-looking statements include, but are not limited to, statements about our ability to receive regulatory approvals, including those submissions receiving expedited processing, our capacity to manufacture and scale-up the GlucoWatch® biographer and GlucoWatch® AutoSensor, plans for any additional  manufacturing changes through the PMA supplement process, plans for commercialization alliances, our ability to achieve market acceptance of the GlucoWatch biographer, and plans for product enhancements. In some cases, you can identify these statements by words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions. We cannot guarantee future results, levels of activity, performance or achievements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include those discussed below in “Risk Factors” and elsewhere in this report, including in the documents incorporated by reference.

General

We are engaged in the development and manufacture of diagnostic medical devices, utilizing proprietary technologies to satisfy unmet medical needs cost-effectively. The first such device is a frequent, automatic and non-invasive glucose monitoring device, the GlucoWatch® biographer. On March 22, 2001, we received approval from the United States Food and Drug Administration (the "FDA") to market and commercially distribute our GlucoWatch biographer in the United States as a prescription device for adults (18 years and older). As previously indicated by the FDA in their approvable letter to us, post-market evaluation studies are required after commercialization. On August 7, 2001, we announced that we had received approval from the FDA for our July 10, 2001 submission of our large-scale manufacturing of the AutoSensor, the consumable component of the GlucoWatch biographer system.  On November 1, 2001, we announced that we had received approval from the FDA for our August 27, 2001 submission for Cygnus to perform final assembly of the durable component of the GlucoWatch system.  Also, on November 6, 2001, we announced that we had received notification from the FDA that our supplemental pre-market approval ("PMA") application for use of the GlucoWatch biographer by children and adolescents (ages 7-17) had been deemed suitable for filing and will receive expedited processing.

The World Health Organization (“WHO”) estimates that there are 125 million people worldwide with diabetes.  We believe that this number is increasing. In the United States alone, we believe that more than 10 million people have been diagnosed with diabetes, with another six million having the condition but not yet diagnosed. Clinical studies sponsored by the United States National Institutes of Health (“NIH”) indicate that better management of glucose levels through more frequent testing and more frequent insulin injections will enable people with diabetes to reduce or significantly delay many serious diabetes-related health complications. However, largely due to the pain of repetitive finger sticking and the associated disruption of daily life, most people with diabetes currently test their glucose levels less than half as often as recommended, resulting in limited information to make decisions that could better control glucose fluctuations. We believe this lack of information presents a significant unmet need for a new type of glucose monitoring device.

To address this unmet need, our GlucoWatch biographer provides frequent, automatic and non-invasive glucose measurements and is intended for detecting trends and tracking patterns of glucose levels in adults, 18 years and older, who have diabetes. The device is not intended to replace the common finger stick testing method, but is indicated as an adjunctive device for use at home and in health care facilities to supplement, not replace, blood glucose testing to provide more complete, ongoing information about glucose levels. The extracted glucose is collected in the AutoSensor, which is attached to the back of the biographer and replaced after 12 hours of measurements. Following a three-hour warm-up period and calibration from a finger stick blood measurement, the device is capable of providing up to 36 non-invasive glucose measurements over the 12 hours. The GlucoWatch biographer system (i.e., the biographer and AutoSensor) offers features such as alerts that indicate hypoglycemic and hyperglycemic conditions and event markers that record variables affecting glucose levels.

We have begun our U.S. pilot marketing program, in which we are introducing the GlucoWatch biographer in the United States initially on a limited basis to a small number of patients selected by designated physicians. We are conducting this program to learn more about patients’ and caregivers’ firsthand experiences with the GlucoWatch biographer. In March 2001, we signed a U.S. Market Research Agreement with Lifescan, Inc., a Johnson & Johnson company (“Lifescan”). Under the U.S. Market Research Agreement, Lifescan will have exclusive access for a limited period of time to data from this pilot marketing program and Lifescan has a right of first refusal with respect to a Comprehensive Collaboration Agreement from the signing of the U.S. Market Research Agreement to at least sixty days after market research data has been received by Lifescan. A Comprehensive Collaboration Agreement is defined in the U.S. Market Research Agreement as one company providing all commercial functions necessary to market, sell, supply, distribute and support customers in the United States. Neither party has any obligation to enter into a Comprehensive Collaboration Agreement.

We have ongoing clinical research trials intended to expand the intended use of the GlucoWatch biographer. On September 24, 2001, we announced that we submitted a supplemental PMA application to the FDA for use of the GlucoWatch biographer by children and adolescents (ages 7-17) with diabetes.  This supplemental application included analysis of a recently completed clinical study on 66 subjects. We recently received notification from the FDA that this application has been deemed suitable for filing and will receive expedited processing.  Additionally, we have begun outcome studies designed to demonstrate the benefits of our GlucoWatch biographer, collecting information that can become part of efforts to secure reimbursement for patients, hospitals and physicians from managed care organizations.

We are preparing for a broad launch of the GlucoWatch biographer in the United States, with initial sales expected to occur in the first quarter of 2002. We have initiated professional education programs to introduce our technology to physicians and other diabetes health care professionals. In order to meet the anticipated demand for our product, we needed to increase our manufacturing capacity for the AutoSensor and biographer. The FDA recently approved our supplemental PMA application for our large-scale manufacturing of the AutoSensor. The FDA also recently approved our supplemental PMA application for us to perform final assembly of the biographer ourselves.  We originally contracted with another company to manufacture certain components and then perform the final assembly of the biographer; however, in order to reduce cost and increase capacity, we subsequently decided to perform final assembly of the biographer ourselves.  We are in discussions with multiple companies regarding a possible sales alliance for a broad U.S. launch.

The GlucoWatch biographer is commercially available in the United Kingdom. We have a CE Certificate, indicating that the product has met the essential requirements and other criteria of the European Community Directive 93/42/ECC, Annex V, Section 3.2. The CE Certificate is required for selling products in the European Community.  We began marketing programs in the third quarter of 2001 to promote awareness and interest among patients in the United Kingdom and our third quarter sales are shown on the financial statements included herein.

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

                We have also developed, and continue to develop, a number of enhancements to the GlucoWatch biographer’s performance and user convenience, and are developing a future product that separates the system into a glucose sampling/sensing component and a display component that are in communication with each other by radio frequency.

                We have a limited operating history and we have not reported an operating profit for any year since our inception. We expect our net losses to continue for the foreseeable future. At September 30, 2001, our accumulated deficit and net capital deficiency were approximately $245.4 million and $15.3 million, respectively. We have no experience developing, manufacturing, or commercializing diagnostic products, and there have been no sales of our GlucoWatch biographer in the United States to date.

Results of Operations

Comparison for the Periods Ended September 30, 2001 and 2000

Contract revenues for the quarter ended September 30, 2001 were $0.1 million, compared to no revenues for the quarter ended September 30, 2000. Contract revenues were $5.2 million for the nine months ended September 30, 2001, compared to $1.0 million for the nine months ended September 30, 2000. The increase in contract revenues for the nine months ended September 30, 2001 was due to the recognition of a milestone payment earned upon FDA approval of our GlucoWatch biographer, pursuant to our Product Supply and Distribution Agreement with Yamanouchi Pharmaceutical Co., Ltd. (“Yamanouchi”) for Japan. This agreement was terminated in October 2000 and the parties entered into a Termination Agreement effective February 2001. Under the terms of the agreements, Yamanouchi was obligated to pay a final milestone payment if FDA approval was received on or before July 11, 2001. Contract revenues for the nine months ended September 30, 2000 consisted primarily of the amortization of a milestone payment received in 1999 associated with the GlucoWatch biographer.

Product revenues for the quarter and nine months ended September 30, 2001 were $0.3 million, compared to no product revenues for the quarter and nine months ended September 30, 2000. Product revenues resulted from initial sales of our GlucoWatch biographer in the United Kingdom.

Costs of product sold for the quarter and nine months ended September 30, 2001 were $36 thousand. Costs of product sold included material and other production costs associated with the manufacturing of the GlucoWatch biographer that was sold during the quarter ended September 30, 2001. Costs of product sold did not include material and other product costs of approximately $164 thousand previously written off as research and development costs. If  we were to include material and other product costs previously written off that were later used in the production of the GlucoWatch biographer during the quarter ended September 30, 2001, our costs of product sold would have been approximately $200 thousand instead of $36 thousand as currently reported. As product volumes continue to increase, we expect our unit costs to decrease.

Research and development expenses for the quarter ended September 30, 2001 were $7.6 million, compared to $6.0 million for the quarter ended September 30, 2000 and such expenses were $22.6 million for the nine months ended September 30, 2001, compared to $14.4 million for the nine months ended September 30, 2000. These increases were primarily due to an increase in expenses incurred for development and testing of high capacity manufacturing processes, enhancements of the biographer, and pediatric clinical studies in order to expand the intended use of the device.

                Marketing, general and administrative expenses for the quarter ended September 30, 2001 were $3.7 million, compared to $3.5 million for the quarter ended September 30, 2000 and such expenses were $11.4 million for the nine months ended September 30, 2001, compared to $7.7 million for the nine months ended September 30, 2000. For the three months ended September 30, 2001, expenses were relatively consistent with the prior year's corresponding quarter.  The increase during the nine months ended September 30, 2001 was primarily due to marketing efforts to support the commercial launch programs in the United Kingdom, implementation of the U.S. pilot marketing program, development of training programs for health care professionals and patients, and development of promotional programs in anticipation of a U.S. launch.

                Interest and other income for the quarter ended September 30, 2001 was $0.2 million compared to $0.5 million for the quarter ended September 30, 2000 and was $2.3 million for the nine months ended September 30, 2001 compared to $1.6 million for the nine months ended September 30, 2000.  For the quarter ended September 30, 2001, interest and the other income was consistent with the prior year's corresponding period.  The increase in interest and other income for the nine months ended September 30, 2001 was primarily due to the sale of substantially all of our Depomed, Inc. marketable equity securities for a gain of $1.1 million.

                Interest & other expense for the quarter ended September 30, 2001 was $0.9 million compared to $1.0 million for the quarter ended September 30, 2000 and was $2.8 million for the nine months ended September 30, 2001 compared to $2.9 million for the nine months ended September 30, 2000.  For the three months and the nine months ended September 30, 2001, interest and the other expense was consistent with the prior year's corresponding periods.

                Provision for taxes relates to foreign tax withholding applicable to the Yamanouchi milestone revenue recorded in the first quarter of 2001 and in the first quarter of 2000.

Liquidity and Capital Resources

                Cash, cash equivalents and short-term investment balances as of September 30, 2001 totaled $23.7 million. Through September 30, 2001, we received net proceeds of approximately $144.9 million from public offerings of our common stock. Since inception, we have financed approximately $11.1 million of manufacturing and research equipment under capital loan and lease arrangements. Borrowings under those arrangements were secured by specific Cygnus assets. As of September 30, 2001, there were no outstanding balances on any such arrangements.

                Net cash used in operating activities for the nine months ended September 30, 2001 was $22.2 million, compared with $20.4 million for the nine months ended September 30, 2000. Cash used in operating activities during the nine months ended September 30, 2001 was primarily due to the net loss from operations of $29.6 million, offset by a net increase in liabilities of $5.5 million and stock-based compensation of $1.7 million. Cash used in operating activities during the nine months ended September 30, 2000 was primarily due to the net loss from operations of $22.4 million, offset by an increase in amortization of debt issuance and financing cost and debt discount of $1.1 million and stock-based compensation of $1.0 million

                Net cash provided by investing activities of $4.3 million for the nine months ended September 30, 2001 resulted primarily from the net sales of investments of $6.4 million, offset by capital expenditures of $2.1 million. Net cash used in investing activities of $10.2 million for the nine months ended September 30, 2000 resulted primarily from the net purchases of investments of $8.4 million and capital expenditures of $2.1 million.

                Net cash provided by financing activities totaled $24.2 million for the nine months ended September 30, 2001 and included net proceeds of $25.8 million from the sales of common stock under our Equity Lines and additional stock proceeds of $1.5 million, offset by long-term debt repayments of $3.1 million. Net cash provided by financing activities of $11.3 million for the nine months ended September 30, 2000 included net proceeds of $10.2 million from the sales of common stock under our Equity Line and additional stock proceeds of $3.4 million, offset by long-term debt repayments of $2.3 million.

                The current level of cash used in operating activities is not necessarily indicative of the level of future cash usage.  Our long-term capital expenditure requirements will depend upon numerous factors, including, but not limited to, (i) the progress of our research and development programs, (ii) the time required to obtain regulatory approvals, (iii) the resources that we devote to distribution, marketing and sale of our products, (iv) costs associated with high capacity manufacturing to meet market demand, (v) the additional expenditures to support the manufacture of new products, if and when approved, and (vi) possible acquisitions of products and technologies. We have entered into agreements to allow us to manufacture and commercialize our GlucoWatch biographer. These contracts do not result in any material commitment of funds for the next 12 months.

                Based upon current expectations for operating losses and projected short-term capital expenditures, we believe that existing cash, cash equivalents, investments of $23.7 million, and funds available from our Equity Lines as of September 30, 2001, will be sufficient to meet our existing operating expenses, debt servicing and repayments and capital expenditure requirements at least until December 31, 2002. However, to support our anticipated product launch in the United States, we will need additional funding, and such funding may include contract milestone payments, equity financing, debt issuance and the like. In addition, there can be no assurance that we will not require further financing, depending upon future business strategies, management decisions to accelerate certain research and development programs, and other factors.

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

We do not have medical device manufacturing, marketing, sales or distribution experience. If we are unable to make or maintain satisfactory arrangements for each of these, we may be unable to successfully commercialize our products.

We may encounter problems in manufacturing, scaling-up, marketing, selling or distributing our GlucoWatch biographer system. We do not have any experience in any of these areas in the medical device field. To successfully manufacture, market, sell and distribute the GlucoWatch biographer and our other glucose monitoring products under development, we must either develop these capabilities ourselves or enter into arrangements with third parties. We may not succeed in either course of action. If we attempt to develop our own capabilities, we will incur significant start-up expenses and we will compete with other companies that have experienced and well-funded operations. If we enter into arrangements with third parties, any revenues we receive will depend on the third party, and we will likely have to incur fees, sales commissions or similar payments. If we are unable to make satisfactory arrangements, we may be unable to successfully commercialize our products or may experience delays in commercialization.

Our GlucoWatch biographer has been manufactured for commercial sale on a limited basis, and we have no experience manufacturing the volumes that would be necessary for us to achieve significant commercial sales. To successfully commercialize the GlucoWatch biographer and AutoSensor, we will have to manufacture the device in compliance with regulatory requirements, in a timely manner and in sufficient quantities, while maintaining performance and quality of the product and a commercially feasible cost of manufacturing it. There can be no assurance that we will be able to maintain and expand reliable, full-scale manufacturing of the GlucoWatch biographer and AutoSensor at commercially reasonable prices. Manufacturers often encounter difficulties in scaling-up production of new products, including problems involving product performance, production yields, quality control and assurance, and personnel staffing levels. In addition, manufacturing facilities will be subject to extensive regulations, including international quality standards and other regulatory requirements.  Difficulties encountered in manufacturing scale-up or failure by us to implement and maintain manufacturing facilities in accordance with international quality standards or other regulatory requirements could result in a delay or termination of production, which could have a material adverse effect on our business, financial condition and results of operations.

In the past, we have experienced problems in scaling-up our transdermal drug delivery products for commercial launch. There can be no assurance that similar problems will not be encountered in the future with our new diagnostic devices. In addition, there can be no assurance that we will achieve and maintain product performance, quality and reliability if and when we produce our GlucoWatch biographer in the quantities required for full-scale commercialization, or that the GlucoWatch biographer will be manufactured and assembled at a commercially feasible cost.

We need to rely on agreements with third parties in order to commercialize our products in the United States and other countries. If we are unable to secure or maintain these necessary agreements, we may not be able to sell our products or generate revenue.

One of our priorities is, and has been, to establish alliances to secure commercialization functions in the United States and other countries for the GlucoWatch biographer system. In the United States, we have an outsource logistics service contract with Livingston Healthcare Services, Inc. for distribution and customer service. We also have an agreement with Lifescan, Inc. relating to our pilot marketing program in the United States. We do not currently have an alliance to provide the sales function in the United States. In the United Kingdom, we have logistics and customer service contracts in place, and the sales function is handled by us. We may never be able to enter into a sales alliance in the United States or to secure necessary commercialization agreements in countries outside the United States and United Kingdom. If we are unable to secure these necessary agreements, we may not be able to sell our products or, even if such sales are possible, to broadly launch our products in the United States and other countries.

Third parties performing these functions may, for competitive reasons, support directly or indirectly a company or product that competes with one of our products. If a third party terminates an arrangement, cannot fund or otherwise satisfy its obligations under its arrangements or disputes or breaches a contractual commitment, then we would likely be required to seek an alternative third party. If we were unable to find a replacement third party to perform or fund the activities of the current third party, or we were unable to assume these activities ourselves, our capital requirements could increase substantially.

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

For Cygnus to be successful, we will need to continue to develop glucose monitoring products that address the needs of people with diabetes. Enhanced glucose monitoring products based on our technologies are currently under development. In addition, we will be evaluating new products outside of the glucose monitoring field that can utilize our diagnostic technologies. These products will require significant additional development and investment, including preclinical and clinical testing, prior to their commercialization. From time to time, we have experienced delays or setbacks in the development of certain of our products. For example, in the past, we experienced development delays in the miniaturization of the GlucoWatch biographer. There can be no assurance that we will be able to successfully address problems that may arise during development and commercialization processes. In addition, there can be no assurance that GlucoWatch biographer enhancements or future products can or will be successfully developed, prove to be safe and effective in clinical trials, meet applicable regulatory standards, be manufactured in commercial quantities at a reasonable cost, be marketed successfully or achieve market acceptance. If any of our development programs are not successfully completed, required regulatory approvals or clearances are not obtained or products for which approvals or clearances are obtained are not commercially successful, our business, financial condition and results of operations may be materially adversely affected.

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

We may not continue to receive regulatory approval on our products from the FDA and/or foreign agencies. If we do not receive regulatory approval from an agency, we will not be able to sell our products or generate revenue in that agency’s jurisdiction.

The design, manufacturing, labeling, distribution and marketing of our products are subject to extensive and rigorous government regulation in the United States and certain other countries where the process of obtaining and maintaining required regulatory clearance or approvals is lengthy, expensive and uncertain. The FDA may not approve enhancements and possible manufacturing changes to the GlucoWatch biographer and the AutoSensor or it may require us to file one or more new PMA applications rather than allowing us to supplement our existing PMA application, which was approved in March 2001. Even if the FDA grants us expedited review status on an application for approval, the FDA may not ultimately grant such approval. Regulatory requirements and procedures also vary on a country-by-country basis, and we may not be able to obtain regulatory approval in each foreign country where we seek such approval. Moreover, even if regulatory approval is granted, such approval may include significant limitations on intended uses for which any such products could be marketed.

A medical device and its manufacturer are subject to continual review after approval, and later discovery of previously unknown problems with a product or the manufacturing process may result in restrictions on such product or the manufacturer, including withdrawal of the product from the market. Failure to comply with applicable regulatory requirements may result in, among other things, fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution. In addition, new government regulations may be established that could delay or prevent regulatory approval of our potential products. We are also subject to federal, state and local regulations regarding workplace safety, environmental protection and hazardous material controls, among others, and failure to comply with these regulations may result in similar consequences.

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

We will need additional financing and it may not be available. If adequate funds are not available or are not available on acceptable terms, we may be unable to market, sell or enhance our products, take advantage of future opportunities or respond to competitive pressures, and any of these situations could negatively impact our business.

In order to market and sell our GlucoWatch biographer, as well as continue to develop our diagnostic product line, we will require substantial resources. Although we currently have financing instruments in place, we may seek additional funding through public or private financings, including debt or equity financings. We may also seek other arrangements, including collaborative arrangements. Any additional equity financings are likely to dilute the holdings of current stockholders. Debt financing, if available, may restrict our ability to issue dividends in the future and take other actions. We may not be able to obtain adequate funds when we need them from financial markets or arrangements with commercialization partners or other sources. In particular, our ability to raise funds through the capital markets may be materially adversely affected as a result of any general reduction in commercial activity occasioned by terrorist activity or armed conflict.  Even if funds are available, they may not be available on acceptable terms. If we cannot obtain sufficient additional funds, we may have to delay, scale back or eliminate some or all of our commercialization and development activities, license or sell products or technologies that we would otherwise seek to develop ourselves, or declare bankruptcy. The amounts and timing of future expenditures will depend on the sales volumes of our GlucoWatch biographer, the FDA regulatory process, ongoing research and development, results of clinical trials, rates at which operating losses are incurred, execution of possible commercialization agreements, development of our products and other factors, many of which are beyond our control.

We are highly leveraged and may be unable to service our debt or satisfy our other obligations. If we cannot pay amounts due under our obligations, we may need to refinance all or a portion of our existing debt, sell all or a portion of our assets or sell equity securities.

As of September 30, 2001, we had total liabilities, including unamortized debt discount of $3.4 million, of approximately $52.7 million, of which $17.0 million is scheduled to become due and payable within 12 months. The degree to which we are leveraged could limit our ability to obtain financing for working capital, commercialization of products or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations and other liabilities depends upon our future performance, which will depend upon financial, business and other factors, many of which are beyond our control. Although we believe our cash flows will be adequate to meet our interest payments, we may not continue to generate cash flows in the future sufficient to cover our fixed charges or to permit us to satisfy any redemption obligations pursuant to our indebtedness. If we cannot generate cash flows in the future sufficient to cover our fixed charges or to permit us to satisfy any redemption obligations pursuant to our indebtedness and we cannot borrow sufficient funds either under our credit facilities or from other sources, we may need to refinance all or a portion of our existing debt, sell all or a portion of our assets, or sell equity securities. We may not successfully complete any of these courses of action. In the event of insolvency, bankruptcy, liquidation, reorganization, dissolution or winding-up of our business or upon default or acceleration relating to our debt obligations, our assets will first be available to pay the amounts due under our debt obligations. Holders of common stock would only receive the assets remaining, if any, after payment of all indebtedness and preferred stock, if any.

We have incurred substantial losses, have a history of operating losses, have an accumulated deficit and expect continued operating losses.

We had a net loss from continuing operations of $29.6 million for the nine months ended September 30, 2001.  We have experienced annual operating losses since our inception, and we expect to continue to incur operating losses at least until we have significant sales, if we ever do, of the GlucoWatch biographer. We may never generate significant revenues or achieve profitability. We may fail in our efforts to introduce our products or to obtain additional required regulatory clearances. Our products may never gain market acceptance, and we may never generate revenues or achieve profitability. Our revenues to date have been derived primarily from product development and licensing fees related to our products under development and manufacturing and royalty revenues from our discontinued operations. We expect to significantly increase our level of expenditures for sales, marketing and general and administrative activities in connection with product commercialization, and these expenditures may exceed commercial revenues.

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

In addition, the stock market in general has experienced extreme price and volume fluctuations in recent years and even in recent months.  After the  September 11, 2001 terrorist attacks, companies are experiencing a negative impact, unrelated to operating performance, on the market prices of their stock. Fluctuations or decreases in the trading price of our common stock may discourage investors from purchasing our common stock. In the past, following periods of volatility in the market price for a company's securities, securities class action litigation often has been instituted. Such litigation could result in substantial costs to us and divert management's attention and resources from commercializing our GlucoWatch biographer.

Ownership dilution caused by the issuance of shares under the Equity Line agreements or by additional shares of our common stock becoming available for sale in the future could lower our stock price. If our stock price declines, you may not be able to resell our shares at or above the price you paid, or at all.

Under the Equity Line agreements, each month we may sell up to $4 million of common stock and our Investors may exercise their option to purchase, subject to our approval, up to an additional $3 million of common stock during each month in an investment period. The total number of shares that may be issued under the Equity Lines depends on the market price of our common stock at the time that the shares are sold, on whether we choose to sell shares and on the number of shares we choose to sell. The following table illustrates hypothetically the effect that variations in the market price in our common stock and resulting variations in sales prices have on the number of shares issued in a one month period, assuming that we choose to sell all possible shares under the Equity Lines. This table illustrates hypothetically how the ownership dilution resulting from the sale of the maximum number of shares available under our Equity Lines increases as the market value of our common stock declines.

Price Per Share	Number of Shares Issued Based on a $7 Million Maximum
(one month)
$20	350,000
$15	466,667
$10	700,000
$5	1,400,000

Our decision to choose to sell all possible shares under the Equity Lines would be influenced by whether it is in the best interests of our stockholders to sell at lower market prices, given our financing requirements and access to alternative sources of financing.

Under the second and third Equity Line agreements, we have agreed to issue warrants to Cripple Creek to purchase shares in an amount equal to 10 percent of the number of shares issued under the Equity Lines in any given year. The warrants will be issued after the end of each calendar year. The warrants are exercisable for five years from the date they are issued at an exercise price based on the weighted average price at which shares were sold during the preceding calendar year.

If our stock trades below $3 per share for 30 consecutive trading days, our shares could be de-listed from the Nasdaq Stock Market. If our shares are de-listed, our stockholders may experience substantially decreased liquidity in their shares, and the outstanding amounts under our Convertible Debenture could become immediately due and payable.

Our stock is traded on the Nasdaq Stock Market. For continued listing, Nasdaq currently requires companies, such as ours, without at least $4 million in net tangible assets, to avoid having the minimum closing stock bid drop below $3 per share for 30 consecutive trading days.  Furthermore, Nasdaq may change or suspend its listing requirements at any time.  A company whose stock does not meet Nasdaq’s requirements may be put on probationary notice. If, after probationary notice, such a stock has not maintained a $3 closing bid price for 10 consecutive trading days over the next 90 days, Nasdaq may institute de-listing proceedings. In the event Nasdaq were to institute de-listing procedures on our stock, we plan to explore the possibility of a reverse stock split to maintain our listing. If our stock were de-listed from the Nasdaq Stock Market, our stockholders would find it more difficult to dispose of their shares or obtain accurate quotations as to their market value, and the market price of our stock would likely decline further.

Additionally, under the terms of our Convertible Debenture, we are required to maintain our listing with Nasdaq. As of September 30, 2001, we have outstanding convertible debentures in the amount of $20.5 million (including accrued interest). In the event our shares were to be de-listed, the holders could assert that a default has occurred. A default would result in all outstanding principal and interest becoming immediately due and payable. Payment of these amounts would require us to obtain alternative financing, which may not be available on acceptable terms, if at all, and could lead to bankruptcy.

Intense competition in the market for glucose diagnostic products could prevent us from increasing or sustaining our revenues and prevent us from achieving or sustaining profitability.

The medical device industry, particularly the market encompassing our GlucoWatch biographer, is intensely competitive and we will compete with other providers of personal glucose monitors. Currently the market is dominated by finger stick blood glucose monitoring products sold by a few major companies. These companies have established products and distribution channels. Finger stick glucose monitoring presents a number of barriers to generating more frequent blood glucose measurements, including the pain of repetitive finger sticking and the disruption of normal activities, as often people with diabetes do not want to go through the finger stick process in public. Several companies are marketing alternative-site devices to monitor glucose levels in a less painful or painless manner.  Additionally, companies are attempting to develop a variety of methods to extract interstitial fluid and measure the glucose concentration therein, as well as developing devices to monitor glucose on a frequent and automatic basis. Another technology that some companies are pursuing is designed to use infrared spectroscopy, which uses radiation to measure glucose levels. We are not aware of any products under development that offer the range of potential benefits of the GlucoWatch biographer. However, there can be no assurance that other products will not be more accepted in the marketplace than the GlucoWatch biographer or will not render our current or future devices noncompetitive or obsolete. Additionally, the GlucoWatch biographer or our other enhanced products under development may fail to replace any currently used devices or systems. A number of companies have developed or are seeking to develop new drugs to treat diabetes that could reduce demand for glucose monitoring systems. In addition, many of our competitors and potential competitors have substantially greater resources, have research and development staffs and facilities than we do and have significantly greater experience in developing, manufacturing and marketing glucose monitoring devices. Competition within the glucose monitoring industry could also result in price reductions for glucose monitoring devices such that we may not be able to sell the GlucoWatch biographer at a price level adequate for us to realize a return on our investment.

If the market does not accept our new type of products, we may not generate revenues and achieve or sustain profitability.

We are focusing our efforts on a line of frequent, automatic and non-invasive glucose monitoring devices. The market may not accept our products, given that they are different from the established finger stick glucose monitors currently on the market. Additionally, some of our competitors have announced, and others may be developing, new glucose monitoring devices that are also frequent, automatic and non-invasive. The introduction of competing products may decrease our future market sales.

If patients, hospitals and physicians do not receive reimbursement from third-party health care payers, our products may not be adopted.

Successful commercialization of our products may depend in part on the availability of reimbursement from third-party health care payers, such as private insurance plans and the government, to patients, hospitals and physicians who purchase our products. There can be no assurance that such reimbursement will be available. We are conducting outcome studies and collecting information that can become part of our efforts to pursue reimbursement; however, reimbursement for patients, hospitals and physicians may not be available in a sufficient time frame. Third-party payers are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new diagnostic products. Adequate levels of reimbursement may not be available for patients, hospitals and physicians. If such levels are not available, we may not be able to achieve market acceptance of the GlucoWatch biographer or other new products under development or we may not be able to maintain price levels sufficient to realize an adequate return on our investment. In the United States and other countries, the period of time needed to obtain such reimbursement for patients, hospitals and physicians can be lengthy. We may need to delay the launch of our products in some countries until we have established eligibility for reimbursement. This delay could potentially harm our business.

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

Our success depends in large part on our ability to obtain patent protection for our products, preserve our trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and abroad. Currently, most pending patent applications in the United States are maintained in secrecy until issuance, and publication of discoveries in the scientific or patent literature tends to lag behind actual discovery by several months. Thus, we may not have been the first to file patent applications on our inventions or we may infringe upon third-party patents. Our patent applications may fail to issue any patents. Any patents that are issued may not provide competitive advantages for our products or may be challenged or circumvented by our competitors. We also rely on trade secrets and proprietary know-how that we seek to protect, in part, by confidentiality agreements with our employees, suppliers and consultants. These agreements could be breached, and we might not have adequate remedies for any breach. Additionally, our trade secrets could otherwise become known or be independently developed by our competitors. Any litigation, in the United States or abroad, as well as foreign opposition and/or domestic interference proceedings, could result in substantial expenses to us and significant diversion of effort by our technical and management personnel. We may resort to litigation to enforce our patents or protect trade secrets or know-how, as well as to defend against infringement charges. A negative determination in such proceedings could subject us to significant liabilities or require us to seek licenses from third parties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, necessary licenses may not be available to us on satisfactory terms, if at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products.

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

Competition for qualified personnel exists in our industry and in northern California. If we are unable to retain or hire key personnel, we may not be able to sustain or grow our business.

Our ability to operate successfully and manage our potential future growth depends significantly upon retaining key scientific, technical, manufacturing, sales, marketing, managerial and financial personnel, and attracting and retaining additional highly qualified personnel in these areas. We face competition for such personnel, and we may not be able to attract and retain these individuals. We compete with numerous pharmaceutical, health care and software companies, as well as universities and nonprofit research organizations in the northern California business area. The loss of key personnel or our inability to hire and retain additional qualified personnel in the future could prevent us from sustaining or growing our business. Our success will depend in large part on the continued services of our sales, marketing and manufacturing personnel. There can be no assurance that we will continue to be able to attract and retain sufficient qualified personnel.

We do not pay dividends and do not anticipate paying any dividends in the future, so any short-term return on your investment will depend on the market price of our shares.

We have never declared or paid cash dividends on our common stock.  We currently intend to retain any earnings for use in our business and therefore do not anticipate paying any dividends in the future.  Any short-term return on your investment will depend only on the market price of our shares.

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

4.11

Registration Rights Agreement dated October 1, 2001 between Cygnus, Inc. and Cripple Creek Securities, LLC, incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-3 (File No. 333-71524) declared effective by the Securities and Exchange Commission October 24, 2001.

10.114

Structured Equity Line Flexible FinancingSM Agreement dated October 1, 2001 between Cygnus, Inc. and Cripple Creek Securities, LLC, incorporated by reference to Exhibit 1.1 of the Registrant’s Registration Statement on Form S-3 (File No. 333-71524), declared effective by the Securities and Exchange Commission on October 24, 2001.

b)          Reports on Form 8-K

On September 27,  2001, we filed a Current Report on Form 8-K reporting under Item 5 that we had submitted a supplemental pre-market approval (PMA) application to the U.S. Food and Drug Administration (FDA) for use of the GlucoWatch biographer by children and adolescents (ages 7-17) with diabetes. Also, we announced that we decided to terminate all Rule 10b5-1 trading plans that were in effect for several members of our management team.

On September 13, 2001, we filed a Current Report on Form 8-K reporting under Item 5 that we had been awarded a Phase II Small Business Innovative Research (SBIR) grant from the National Institute of Diabetes and Digestive and Kidney Diseases of the National Institutes of Health (NIH) in the amount of approximately $750,000. Also, we announced that the U.S. Patent and Trademark Office recently issued seven patents relating to our glucose monitoring systems, including the GlucoWatch biographer.

On August 8, 2001, we filed a Current Report on Form 8-K reporting under Item 5 that we received approval from the FDA for our automated and large-scale manufacturing of the GlucoWatch AutoSensor and providing an update on U.S. commercialization.

On July 23, 2001, we filed a Current Report on Form 8-K reporting under Item 5 the financial results for the quarter ended June 30, 2001. We also announced the submission to the FDA of a supplemental PMA application for an automated and large-scale manufacturing process for the GlucoWatch AutoSensor.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYGNUS, INC.
Date:	November 14, 2001	By:	/s/ John C Hodgman
John C Hodgman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2001	By:	/s/ Craig W. Carlson
Craig W. Carlson
Chief Operating Officer and Chief Financial Officer
(Principal Accounting Officer)