Form 10-K
period 2001-12-31
CYGNUS INC /DE/
filed 2002-03-27
CIK 870755

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                              to

Commission File No. 0-18962

CYGNUS, INC.
(Exact name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-2978092 (I.R.S. Employer Identification No.)
400 Penobscot Drive, Redwood City, California (Address of Principal Executive Offices)	94063 (Zip Code)

(650) 369-4300
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the March 18, 2002 closing price of $3.99 per share of the Registrant's common stock as reported on the Nasdaq National Market was $125,707,148. Shares of common stock held by each officer and director and person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

38,281,064
(Number of shares of common stock outstanding as of March 18, 2002)

Documents Incorporated by Reference

        Portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CYGNUS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2001

Table of Contents

PART I

Item 1. Business.

Overview

        Some of the statements in this report, including in the documents incorporated by reference, are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions and other statements contained in this report, including in the documents incorporated by reference, that are not statements of historical fact. Forward-looking statements include, but are not limited to, statements about our ability to manufacture and scale-up commercially the GlucoWatch® Biographer, our plans for commercialization alliances, our ability to achieve market acceptance of the GlucoWatch Biographer, and our plans for enhancements and possible manufacturing changes through the regulatory process. In some cases, you can identify these statements by words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends" and similar expressions. We cannot guarantee future results, levels of activity, performance or achievements. Our actual results and the timing of certain events may differ significantly from the results discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," including those under "Risk Factors" therein, and elsewhere in this report, including in the documents incorporated by reference. All references to "we," "us," "our" or Cygnus in this report shall mean Cygnus, Inc. and its subsidiaries.

        Cygnus was incorporated in California in 1985 and was reincorporated as a Delaware corporation in 1995. Our principal executive offices are located at 400 Penobscot Drive, Redwood City, California 94063, our telephone number at that address is (650) 369-4300 and our facsimile number at that address is (650) 369-5318. Additionally, our website is www.cygn.com.

        Since selling the drug delivery segment of our business in 1999, we have concentrated our business in the diagnostics segment. We develop, manufacture and commercialize new and improved glucose monitoring devices. Our products are designed to provide more data to individuals and their physicians and enable them to make better-informed decisions on how to manage diabetes. Our first approved product, called the GlucoWatch® Biographer, is a non-invasive, automatic glucose monitoring device. Our GlucoWatch Biographer can be worn like a watch and provides up to three glucose measurements per hour for up to 12 hours. The GlucoWatch Biographer is the only product approved by the U.S. Food and Drug Administration (FDA) that provides frequent, automatic and non-invasive measurement of glucose levels. We believe our product represents the most significant commercial technological advancement in self monitoring of glucose levels since the advent, approximately 20 years ago, of finger-stick blood glucose measurement.

        Current methods for measuring glucose, whereby skin is lanced and a blood sample is obtained for measurement, are painful and inconvenient to the user. Because of this, the vast majority of people with diabetes do not perform frequent glucose testing, despite substantial clinical evidence of the benefits of more intensive diabetes management. These characteristics hinder frequent glucose testing, which is necessary to provide adequate information to manage diabetes. We believe there is an unmet medical need for a device that can provide and track frequent glucose readings automatically and non-invasively. The GlucoWatch Biographer enables people with diabetes and their physicians to identify trends and track patterns in fluctuating glucose levels that would be difficult to detect with current testing techniques alone. Although the GlucoWatch Biographer is not intended to replace existing painful and inconvenient testing methods, we believe our GlucoWatch Biographer will lead to better-informed decisions regarding the way individuals manage their diabetes.

        Our GlucoWatch Biographer consists of two components: a durable component known as the Biographer, and a consumable component known as the AutoSensor, which measures glucose for up to 12 hours. The GlucoWatch Biographer uses an extremely low electrical current to extract glucose molecules through the skin, using patented sampling processes. The glucose is extracted from interstitial fluid that surrounds skin cells, rather than from blood, eliminating the need for multiple finger pricks to provide glucose readings. The Biographer can be worn like a watch and functions like a computer, analyzing and responding to data received from the AutoSensor. The AutoSensor uses proprietary biosensor technology and snaps into the back of the Biographer. The AutoSensor is calibrated with a standard blood glucose measurement and takes three hours to warm up. After the warm-up period, the AutoSensor automatically and non-invasively extracts and measures glucose every 20 minutes for a period of up to 12 hours before requiring replacement. The user will receive up to three glucose readings per hour.

Cygnus in the Year 2001

        In March 2001, we received approval from the FDA to market our GlucoWatch Biographer in the United States for use by adults to detect trends and track patterns of glucose levels as an adjunctive device to supplement, but not replace, blood glucose testing.

        On August 7, 2001, we announced that we had received approval from the FDA of our July 10, 2001 supplemental pre-market approval (PMA) application regarding our automated and large scale manufacturing process for the GlucoWatch AutoSensor.

        In September 2001, we were awarded a Phase II Small Business Innovative Research (SBIR) Grant for "Improving Performance and Reliability of a Non-Invasive Glucose Biosensor" from the National Institute of Diabetes and Digestive and Kidney Diseases division of the National Institutes of Health (NIH) in the amount of $750,000. We are using the funding to focus on activities that will include researching and formulating thick film screen printing inks that can improve biosensors.

        Also in September 2001, we submitted a supplemental PMA application to the FDA for use of the GlucoWatch Biographer by children and adolescents (ages 7-17) with diabetes. In November 2001, we received notification from the FDA that this application had been deemed suitable for filing and would receive expedited processing. This means that our application will receive priority processing from the agency, however we cannot predict the final approval of such review.

        In November 2001, we received approval from the FDA of our August 27, 2001 supplemental PMA application for Cygnus to perform final assembly of the Biographer at our facilities in Redwood City, California.

        In November 2001, we entered into a U.S. co-promotion agreement for our GlucoWatch Biographer and similar glucose monitoring products with Sankyo Pharma, Inc., a wholly owned subsidiary of Sankyo Co. Ltd., a multi-billion dollar Japanese pharmaceutical and medical products company. Pursuant to the agreement, Sankyo is required to pay us $10.0 million for the right to co-promote, a $5.0 million up-front milestone payment, which has been received, and $5.0 million that is expected to be received in second quarter 2002. The agreement calls for Sankyo to provide a specialty sales force of 50 people. Sankyo may also provide broad market coverage with their 450 primary care sales representatives. Under the agreement, we have an obligation to spend a certain minimum amount in promotional funds each year to advertise and promote our products.

        We began selling the GlucoWatch Biographer in the United Kingdom in first quarter 2001. The limited and controlled U.K. launch has served as a valuable lead market in preparation for our commercialization in the United States.

        In 2001, the U.S. Patent and Trademark Office issued to us 11 patents relating to our glucose monitoring systems, including the GlucoWatch Biographer.

Recent Developments

        On February 20, 2002, we closed a round of financing wherein we offered 4.0 million shares of our common stock to investors and granted an over-allotment option of 600,000 shares to the underwriters, CIBC World Markets Corp. and Robertson Stephens, Inc., which they exercised on February 28, 2002. From this offering we received gross proceeds in the amount of $16.1 million, out of which we paid $910,000 as an underwriting discount, and we will pay an estimated $250,000 of offering expenses.

        In early March 2002, we completed our supplemental PMA application to the FDA for the GlucoWatch® G2™ Biographer, our second generation product. This product, if ultimately approved by the FDA, would reduce warm-up time (from three to two hours), increase number of readings per hour (six versus three) and provide more effective alarm systems and calibration processes. Our GlucoWatch G2 Biographer would also provide up to an additional hour of monitoring time (13 versus 12 hours) before the AutoSensor would need to be replaced. The AutoSensors for our first and second generation products are the same. It is anticipated that, after FDA approval and when manufacturing quantities are established, we will cease manufacturing our first generation Biographer and only produce our second generation product.

Diabetes

        Diabetes typically is a chronic, progressively debilitating disease in which the body loses its ability to maintain normal glucose levels. Diabetes is a leading cause of death by disease in the United States and has no cure. Under normal conditions, the body maintains proper glucose levels by releasing insulin, a hormone secreted by the pancreas, in response to increases in blood sugar. Insulin is a hormone that regulates the storage and metabolism of glucose. Glucose levels must be maintained within a specific concentration range to ensure optimal cellular function and health. Diabetes develops when the pancreas is unable to produce sufficient levels of insulin or the body is unable to utilize insulin to effectively control glucose metabolism. Diabetes can lead to severe long term health complications, including blindness, kidney disease, heart disease, stroke, nerve damage and peripheral vascular disease, potentially leading to amputation.

        Diabetes usually is classified as Type 1 or Type 2. Type 1 diabetes is characterized by a severe lack of insulin secretion by the body's pancreas. Type 1 diabetes generally occurs during childhood or adolescence, but can occur at any age. Individuals with Type 1 diabetes require daily insulin injections to survive. Type 2 diabetes is the most common form of the disease and is characterized by the body's inability to produce enough insulin or to properly utilize insulin because of tissue resistance to insulin. Type 2 diabetes typically occurs in adulthood, although incidence in younger populations is increasing. Usually Type 2 diabetes is initially managed with diet, exercise and oral medication, although many people with Type 2 diabetes will eventually require daily insulin injections.

        The American Diabetes Association estimates that 15.7 million people or 5.9% of the population in the United States have diabetes. It is estimated that 10.3 million people have been diagnosed with diabetes and 5.4 million people are unaware that they have the disease. The American Diabetes Association expected an additional 798,000 people to have been diagnosed with diabetes in 2001. In a 1999 report, the World Health Organization, or WHO, estimated that between 120 million and 140 million people suffer from diabetes worldwide. The WHO report anticipates that these numbers will double by 2025.

        The American Diabetes Association estimates that total U.S. health care expenditures incurred by people with diabetes exceeded $75 billion in 1997, including per-capita health care costs for people with diabetes of $10,071, compared with $2,699 for people without diabetes. These statistics fail to capture the indirect costs of diabetes, such as disability and mortality. The American Diabetes Association estimates that diabetes-related hospitalizations totaled 13.9 million days in 1997, with a mean length-of-stay of 5.4 days.

Managing Diabetes with Glucose Monitoring

        Every person's glucose level varies during the course of the day, depending upon factors such as diet, insulin availability, exercise, illness and stress. To limit the short-term and long-term effects of diabetes, people with diabetes must maintain glucose levels within the proper range. To do this, they must first measure their glucose levels and then manage these levels by adjusting insulin intake, oral medication, diet and exercise. They must then take additional glucose measurements to gauge their individual response to the adjustments. The more frequently people with diabetes test their glucose levels and track their activities and food intake, the better they will be able to understand and manage their diabetes. Despite the apparent benefits of frequent monitoring, the American Diabetes Association estimates that on average people with diagnosed diabetes test only slightly more than once per day. We believe there is a medical need for an improved device that enables individuals and physicians to make better-informed diabetes management decisions.

        To obtain a sample with current glucose monitoring systems, users generally are required to prick one of their fingertips with a lancing device, which typically consists of a spring-loaded lancet that penetrates a measured distance into the finger. Users must then draw a sample of blood from the finger, which often requires squeezing the fingertip and may require another finger prick if a sufficient volume of blood is not obtained the first time. After drawing a blood sample, users generally are required to drop the blood sample on a disposable test strip or bring the test strip into contact with the blood sample. To obtain additional blood glucose readings, this process must be repeated during the course of the day and can be painful, inconvenient and disruptive to an individual's lifestyle. There are improved lancing methods available that allow blood to be drawn from other areas of the body that are less painful. We believe these methods are still inconvenient for the user and are not likely to result in substantially more frequent testing than current finger-stick methods.

        Numerous clinical studies validate the importance of more intensive diabetes management, which includes more frequent testing and more frequent insulin injections. The landmark Diabetes Control and Complications Trial (DCCT) sponsored by the National Institutes of Health and published in 1993, showed that long-term intensive glucose monitoring and therapy slowed the onset and progression of eye, kidney and nerve disease in people with Type 1 diabetes. In the DCCT study, the protocol for intensive glucose management called for blood glucose testing at least four times per day by people with Type 1 diabetes. The DCCT demonstrated that the risk of complications could be reduced by 76% for eye disease, 50% for kidney disease and 60% for nerve disease by intensively managing glucose levels. Similar studies in the United Kingdom and Japan involving people with Type 2 diabetes support the importance of intensive glucose control.

        Despite the apparent long-term benefits of intensive glucose monitoring and therapy, the DCCT also showed that such intensive management resulted in approximately a three-fold increase in severe hypoglycemia (defined by the DCCT as requiring third-party assistance), sometimes resulting in seizure or coma and often leading to hospitalization. These events are particularly likely to occur during sleep, when the patient is usually unable to recognize and respond to the symptoms. In addition, when the body experiences hypoglycemia over an extended period, the body's usual warning signs may become dull or switch off altogether, resulting in a condition known as hypoglycemia unawareness, in which the patient may experience a severe hypoglycemic event without experiencing the symptoms that usually precede such events. Fear of the consequences of severe hypoglycemia (for example, fainting while driving) is a primary factor deterring patients from intensively managing their diabetes. The dilemma for patients is that they risk the more immediate short-term effects of hypoglycemia in order to avoid the long-term effects of hyperglycemia.

Our GlucoWatch Biographer Solution

        Our GlucoWatch Biographer is the first and only glucose monitoring system that provides readings frequently, automatically and non-invasively, up to three times an hour, for up to 12 hours, day or night. It can be worn like a watch and is designed to enable people with diabetes and their physicians and other caregivers to identify trends and track patterns in glucose levels that would be difficult to detect with current testing techniques alone. The frequency of the measurements provides more complete information about fluctuations in glucose levels, which we believe enables better-informed decisions regarding diet, medication and physical activities. The GlucoWatch Biographer is not intended to replace existing glucose measurement methods, but is intended to supplement blood glucose testing and provide more frequent information about glucose levels. In the United States, the GlucoWatch Biographer will be sold initially as a prescription device.

        The GlucoWatch Biographer differs from other glucose measuring systems in several important ways. Our GlucoWatch Biographer:

  •
  is non-invasive, collecting glucose through the skin, not from blood

  •
  automatically measures and displays glucose levels

  •
  detects trends and tracks patterns in glucose levels as opposed to a single, discrete reading

  •
  alerts a patient when glucose levels are too high, too low, or declining too rapidly

  •
  stores up to 4,000 glucose values in an electronic diary that can be reviewed at the touch of a button

Our Products

GlucoWatch Biographer

        Our GlucoWatch Biographer consists of two components: a durable component known as the Biographer, and a consumable component known as the AutoSensor, which measures glucose for up to 12 hours. The GlucoWatch Biographer uses an extremely low electrical current to extract glucose molecules through the skin, using patented sampling processes. The glucose is extracted from interstitial fluid that surrounds skin cells, rather than from blood, eliminating the need for multiple finger pricks to provide glucose readings. The Biographer can be worn like a watch and functions like a computer, analyzing and responding to data received from the AutoSensor. The AutoSensor uses proprietary biosensor technology and snaps into the back of the Biographer. The AutoSensor is calibrated with a standard blood glucose measurement and takes three hours to warm up. After the warm-up period, the AutoSensor automatically and non-invasively extracts and measures glucose every 20 minutes for a period of up to 12 hours before requiring replacement. The user will receive up to three glucose readings per hour.

        The GlucoWatch Biographer is designed to be worn during the day or night for glucose monitoring and is expected to mitigate the lack of frequent monitoring due to the pain and disruption of repetitive finger sticking. The Biographer uses proprietary algorithms and performs multiple data integrity checks in order to effectively track trends and patterns in glucose levels. The GlucoWatch Biographer has been designed to recognize fluctuating skin conditions, such as perspiration, and will automatically exclude a reading in order to preserve the integrity of the data. In our clinical trials, this resulted in individuals receiving on average 26 readings per 12-hour period. An optional Biographer accessory, known as the Analyzer, also has been approved by the FDA. The Analyzer downloads into a personal computer and is designed to display and store data retrieved by the individual's Biographer. The software uses the data to generate statistical reports and graphs that are designed to create a comprehensive picture of a patient's recent glucose level history and allow for analysis of patterns in glucose levels.

        We commissioned market research studies designed to identify the potential market opportunity for our first generation GlucoWatch Biographer. These studies demonstrated that people with diabetes who perform blood glucose measurements at least 10 times per week and who also inject insulin at least twice a day or wear an insulin pump, what we call "motivated users," are the most likely candidates for our first generation GlucoWatch Biographer.

        According to independent market research, there are approximately 2.1 million people in the United States and 1.4 million people in Germany, France, Italy, Spain, the Netherlands and the United Kingdom who meet our definition of motivated users. Furthermore, within this group there are 1.0 million people in the United States and 867,000 people in Germany, France, Italy, Spain, the Netherlands and the United Kingdom who are considered frequent testers, meaning they test their blood glucose levels more than 21 times per week. We believe that these frequent testers are the primary candidates for our first generation GlucoWatch Biographer.

GlucoWatch G2 Biographer

        Our second-generation product, the GlucoWatch G2 Biographer, has undergone extensive clinical testing. Assuming the FDA ultimately approves this product, its primary enhancements, when compared with our first generation product, would consist of reduced warm-up time (from three to two hours), increased number of readings per hour (six versus three) and more effective alarm systems and calibration processes. The GlucoWatch G2 Biographer would also provide up to an additional hour of monitoring time (13 versus 12 hours) before the AutoSensor would need to be replaced. We completed the PMA supplement submission for our GlucoWatch G2 Biographer during the first quarter of 2002.

Product Research and Development

        Our product research and development efforts are focused on the performance, convenience and ease of use of our products. We believe that as we make our glucose monitoring systems increasingly easy and simple to use, market penetration will increase, frequency of use will grow and diabetes management will be improved. Areas of focus include further reducing the warm-up time, extending the duration of use beyond the expected 13 hours for GlucoWatch G2 Biographer, changing the physical profile, enhancing the types of displays and using data for more analytical information.

        We are also in the early stages of development for a new glucose monitoring system using radio frequency communication to improve the convenience and wearability of our glucose monitoring system. This technology would allow the AutoSensor portion to be worn on the body like a transdermal patch. The AutoSensor would communicate via radio frequency with the Biographer, which would be in the form of a pager. This system will allow greater flexibility in both the location of a glucose-extracting component and the readout device that displays glucose data.

Our Clinical Trials

        We have completed 43 clinical trials, resulting in over 50,000 data points after evaluating 2,120 individuals using our GlucoWatch Biographer. None of the individuals evaluated experienced serious adverse health consequences.

Pivotal Clinical Trials

        We have completed four controlled clinical trials involving 480 people with diabetes to evaluate the performance of our GlucoWatch Biographer. These clinical trials involved individuals aged 18 to 81 with either Type 1 or Type 2 diabetes who required treatment with insulin. We submitted the results of these clinical trials to the FDA as part of our PMA application, which was approved in March 2001. All four clinical trials were of similar design and were conducted to assess the effectiveness of the GlucoWatch Biographer in different use environments. In our clinical trials, we compared glucose measurements from our GlucoWatch Biographer to those obtained from finger-stick blood glucose testing or a standard laboratory analyzer (however, the individuals were not allowed to see the Biographer displays of their glucose levels). In these clinical trials, the GlucoWatch Biographer accurately identified trends and tracked patterns in glucose levels.

        The 480 individuals were divided into four different clinical trials. The first clinical trial evaluated 221 people with diabetes in a clinical setting for 15 hours using our product compared with the Hemocue® (Aktiebolaget Leo, Helsingborg, Sweden) photometer. The second clinical trial evaluated 120 people with diabetes in a home-simulated setting for two days and one night using our product compared with the One Touch® Profile® (Johnson & Johnson, New Brunswick, NJ) meter. The third clinical trial evaluated 111 people with diabetes in a home use setting over a five-day period using our product compared with the One Touch Profile meter. The fourth clinical trial evaluated 28 patients using our product compared with a standard laboratory analyzer, the YSI analyzer. Blood glucose measurements were taken at specific times so that they could be paired with GlucoWatch Biographer readings for analysis. A total of 14,092 paired glucose measurements were observed in all four clinical trials. The Clarke Error Grid, one of the methods used by the FDA for measuring clinical utility, was employed to assess each of the paired measurements in the four clinical trials. In the four clinical trials, the percentage of GlucoWatch Biographer readings within the clinically acceptable zones ranged from 94% to 98%.

        Our clinical trial results also suggest that our GlucoWatch Biographer improves the detection of hypoglycemia, low blood glucose, through the use of the product's low glucose alert option. Hypoglycemia was defined in the home use clinical trial as a blood glucose level of 70mg/dL or below. Blood glucose monitoring carried out twice and four times per day detected 19% and 39%, respectively, of hypoglycemic events in the patients evaluated in the clinical trial. According to the clinical trial data, if the GlucoWatch Biographer low glucose alert feature was set to 90mg/dL, the GlucoWatch Biographer would have detected 62% of hypoglycemia, and 6% of the alarms would have been false positives. If the GlucoWatch Biographer low glucose alert feature were set to 100mg/dL, the GlucoWatch Biographer would have detected 75% of hypoglycemia, and 10% of the alarms would have been false positives. Because the typical response to a low glucose alarm would be simply to eat something to try to bring an individual's blood glucose back to normal levels, we believe that the benefits of detecting hypoglycemia outweigh the inconvenience of false alarms.

        Our GlucoWatch Biographer can also improve detection of hyperglycemia, high blood glucose, by using its high glucose alert option. Hyperglycemia was defined in the home use clinical trial as a blood glucose level of 300mg/dL or greater. According to the clinical trial data, if the GlucoWatch Biographer high glucose alert feature were set to 240mg/dL, the GlucoWatch Biographer would have detected 86% of hyperglycemia, and 14% of the alarms would have been false positives. The intended use of our product requires users to confirm glucose measurements with existing blood glucose testing methods prior to dosing with insulin. After meals, hyperglycemia is a recognized problem and is a common occurrence. People with diabetes typically take a single, pre-meal blood glucose test and do not test again after a meal suggesting that post-meal hyperglycemia is not generally detected.

Other Clinical Trials

        We have also completed a clinical trial studying the use of our GlucoWatch Biographer in children and adolescents aged 7 to 17 and have submitted a PMA supplement to the FDA to expand the label for this product. We expect to publish the results of this study later this year. We are also planning to conduct studies required by the FDA as part of our PMA approval to analyze the effect of extended wear on accuracy and utility of the high and low GlucoWatch Biographer alerts. We plan to continue conducting clinical trials to expand the intended use of our GlucoWatch Biographer, as well as to support our efforts to obtain patient reimbursement for the product.

Research and Development Expenses

        Research and development expenses currently include costs for scientific and product development personnel, material used in the development and validation of high capacity manufacturing processes, consultants, clinical trials, supplies, depreciation of equipment used in research and product development, and facilities allocations. Significant expenses have been incurred in our efforts to increase our manufacturing capacity of both the disposable AutoSensors and durable Biographer. We have also devoted internal resources and conducted clinical trials to expand the indications of our products, specifically to the pediatric segment. We have ongoing efforts to enhance features and the usability of our products, which may be incorporated in subsequent generations of our products. We do not track our expenses incurred on an individual project basis in each of the above areas. In the coming year, our research and development focus will depend on the results of our product commercialization and approvals received from the FDA. Due to the significant uncertainties with respect to the timing and outcome of the FDA review process, we are unable to estimate the future level of research and development activities on an individual project basis.

Our Business Strategy

        Our objective is to develop medical devices that advance and improve the treatment and management of diabetes for patients and health care professionals. To achieve this objective, we are pursuing the following business strategies:

  •
  Maximize the market acceptance of our current and future GlucoWatch Biographer products.    The introduction of our first generation product is focused on generating physician and patient awareness and knowledge of the unique benefits and performance characteristics of our GlucoWatch Biographer. We have launched an intensive educational campaign in the first quarter of 2002, targeting key endocrinologists and diabetes educators in the United States. We have secured large scale manufacturing capacity and received the necessary regulatory approvals that we believe will allow us to meet anticipated commercial demand. In November 2001, we formed a U.S. co-promotion relationship with Sankyo Pharma, Inc. wherein Sankyo is required to field a specialty sales force of at least 50 people. In addition, we anticipate that over time Sankyo's 450 primary care sales representatives will assist in promoting our products.

  •
  Secure patient reimbursement for the use of the GlucoWatch Biographer.    We began a joint effort in the first quarter of 2002 to seek patient reimbursement from government and private payors, including the largest managed care organizations. We are planning additional clinical studies in 2002 to determine the short-term and long-term clinical utility of using the GlucoWatch Biographer, which we believe will support our efforts to secure patient reimbursement. We anticipate that Sankyo's managed care group will assist us in this effort.

  •
  Expand the uses for our GlucoWatch Biographer.    In March 2001, we received FDA approval of our GlucoWatch Biographer for adults aged 18 and older. In November 2001, the FDA granted expedited review status of our PMA supplement for children and adolescents (ages 7 to 17). We are planning to conduct future clinical trials to further expand the intended use of our product.

  •
  Continue to improve and enhance our glucose monitoring products.    The performance features of our first generation Biographer were established more than three years ago. Since then, we have made and are currently developing enhancements to product performance and user convenience that we expect to be reflected in our GlucoWatch G2 Biographer, which is currently under FDA review, and in additional future products. We believe that as we enhance user convenience, increasing numbers of people with diabetes will seek the benefits of frequent, automatic and non-invasive monitoring. In addition, we are working on various improvements in our manufacturing processes in order to reduce costs.

Sales and Marketing

        We began selling the GlucoWatch Biographer in the United Kingdom in first quarter 2001. The limited and controlled U.K. launch has served as a valuable lead market to understand customer and health care experiences with the Biographer prior to the anticipated U.S. launch.

        On November 28, 2001, we signed a U.S. co-promotion agreement for our GlucoWatch Biographer and similar glucose monitoring products with Sankyo Pharma, Inc., a wholly owned subsidiary of Sankyo Co. Ltd., a multi-billion dollar Japanese pharmaceutical and medical products company. The agreement requires Sankyo to provide a specialty sales force of 50 people to target endocrinologists and diabetologists. Additionally, Sankyo may provide broad market coverage with their 450 primary care sales representatives and may also use their 20-person managed care group to obtain insurance reimbursement. Furthermore, we expect that Sankyo will communicate key scientific data to medical professionals through its 20 medical managers. We are required to spend a certain minimum amount in promotional funds each year to advertise and promote our products. Also pursuant to the agreement, Sankyo is required to pay us $10.0 million for the right to co-promote. Of this amount, we have received a $5.0 million up-front milestone payment, and we expect to receive the remaining $5.0 million in second quarter 2002. For its co-promotion efforts, Sankyo will receive a percentage of net sales of our GlucoWatch Biographer and similar products in the United States.

        Under the agreement with Sankyo, we are responsible for, among other things, distribution, marketing and customer service. In the first quarter of 2002, we launched a concentrated joint effort to educate medical professionals about the benefits and proper use of the Biographer. Customer sales are expected to begin in second quarter 2002 after a critical mass of medical professionals has been educated about the Biographer.

        A variety of distribution channels exist in the medical device market. Initially, customers will purchase the GlucoWatch Biographer directly from us by calling a toll-free phone number. We have contracted with UPS Logistics, formerly Livingston Healthcare Services Inc., to provide warehousing, physical distribution and order taking functions. We may consider other distribution channels, such as direct mail pharmacies, wholesalers and retailers over time.

Reimbursement

        In the United States, as well as in foreign countries, government-funded or private insurance programs, commonly known as third-party payors, pay a significant portion of the cost of a patient's medical expenses. A uniform policy of reimbursement does not exist among all these payors. Therefore, reimbursement can be quite different from payor to payor. We believe that reimbursement is an important factor in the success of medical devices. Consequently, we plan to seek reimbursement for our products.

        Our GlucoWatch Biographer is not currently reimbursed in the United States and United Kingdom. We began an intensive effort in the first quarter of 2002 to seek patient reimbursement from government and private payors, including the largest managed care organizations. We anticipate that Sankyo will use its 20-person managed care group to assist us in this effort to obtain patient reimbursement. We are planning additional clinical studies in 2002 to determine the short-term and long-term clinical utility of using the GlucoWatch Biographer. Using the results of these clinical trials, we expect to be able to demonstrate the economic benefits of our product to third-party payors, which we believe will support our efforts to secure patient reimbursement. In addition, we plan to present results from clinical trials at major scientific and medical meetings and publish such results in respected, peer-reviewed medical journals to increase the visibility of our product and its benefits.

Manufacturing

        Other companies manufacture for us the materials for the durable portion of our glucose monitoring system, the Biographer. We perform the final assembly and testing of the Biographer at our facility in Redwood City, California, which complies with all applicable regulatory requirements.

        The materials for the disposable portion of our system, the AutoSensor, are manufactured for us by other companies and assembled in a third-party facility in Michigan, using equipment we own. This facility has been inspected by the FDA and was determined to be in compliance with applicable regulatory requirements. We perform final quality testing of the AutoSensor at our Redwood City facility to ensure that it meets our specifications.

        All of our suppliers must pass our qualification process, and these suppliers are subject to inspection by us. We regularly conduct quality audits of our key suppliers to ensure compliance with our standards. Several components are only available from a limited number of suppliers. We are in the process of adding suppliers of these parts that we believe meet both our quality standards and the specific regulatory compliance standards.

Intellectual Property

        It is our policy to aggressively protect our investments in technology and marketing by filing patent and trademark applications in the United States and key foreign countries. As of December 31, 2001, we had 20 issued U.S. patents and 42 issued foreign patents, with approximately 83 additional patent applications pending worldwide. These patents and applications cover our algorithms and data processing, biosensors, reverse iontophoresis methodologies for glucose as well as other analytes and represent over 24 patent families. As of December 31, 2001, we had six U.S. trademark registrations, with 10 U.S. trademark applications pending or published, and about 62 foreign trademark registrations, with approximately 10 additional foreign trademark applications pending. Our GlucoWatch trademark is registered in the United States, the European Community and other foreign countries.

        Additionally, we have a license from The Regents of the University of California relating to their U.S. and foreign patents covering technology for transdermal extraction of glucose and other analytes.

Customers

        Our 2001 revenues consisted of contract revenues and product revenues. Of our contract revenues, 94% related to payments from Yamanouchi Pharmaceutical Co., Ltd. and the remaining 6% related to Small Business Innovation Research (SBIR) contracts from the National Institutes of Health (NIH). Our agreement with Yamanouchi has been terminated, and no further revenues are expected from it. All of our product revenues came from product sales in the United Kingdom, and were primarily retail sales.

Competition

        The self-monitoring of blood glucose is a large and growing market. The market is dominated by conventional finger-stick blood measurement technologies, with LifeScan, Inc., Roche Diagnostics Corporation, Bayer AG and Abbott Laboratories having the largest market shares. Conventional finger-stick technology requires the individual to draw blood from the fingertip through the use of a lancet, and then place the blood on a test strip that is inserted into a meter. Although this has been the standard of care for more than 20 years, many customers find the procedure to be painful and inconvenient. New products, known as alternative-site technologies, have been recently introduced to reduce the pain of the lancing procedure. These products use multiple sites, not just the fingertip, to extract blood samples.

        A number of companies are developing invasive methods to monitor glucose concentrations in interstitial fluid to provide frequent and automatic readings. For example, Medtronic, Inc., through its subsidiary Medtronic MiniMed, currently markets a device that must be implanted by a physician into the patient's abdomen. Glucose readings taken over a period of up to three days can only be retrieved by a physician, who must extract the device and download the data. In addition, some companies are developing technologies that provide non-invasive extraction for episodic readings.

Government Regulation

        On March 22, 2001, the FDA granted approval for us to market and commercially distribute the GlucoWatch Biographer in the United States. In the United States, the GlucoWatch Biographer is a prescription device indicated for detecting trends and tracking patterns in glucose levels in adults (ages 18 and older) with diabetes. The product is to be used as an adjunctive device to supplement, not replace, information obtained from standard home glucose monitoring devices. Pursuant to the approval, post-market evaluation studies on certain topics are required after we begin selling. On August 7, 2001, we announced that we had received approval from the FDA of our July 10, 2001 submission regarding our large scale manufacturing of the AutoSensor. In November 2001, we received approval from the FDA of our August 27, 2001 submission for Cygnus to perform final assembly of the Biographer. Also, in November 2001, we received notification from the FDA that our PMA supplement for use of the GlucoWatch Biographer by children and adolescents (ages 7 to 17) had been deemed suitable for filing and would receive expedited review.

        In 1999, we first received a CE Certificate for our GlucoWatch Biographer, indicating that the product met the essential requirements and other criteria of the European Community Directive 93/42/ECC. The CE Certificate is required for selling products in the European Community. In the European Community, the GlucoWatch Biographer does not require a prescription.

        Our manufacturing facility is subject to periodic inspection by federal, state and foreign regulatory authorities and has been registered by the FDA and licensed by the California Department of Health Services, Food and Drug Branch. Our quality assurance system is also subject to regulation by both the FDA and the State of California. We also comply with ISO 9001, EN 46001 and ISO 13485 standards. ISO standards were developed to signify that companies have a quality manufacturing system with products that meet international quality standards. We commercially manufacture our AutoSensors at a third-party facility, which also complies with applicable regulatory requirements.

Employees

        As of December 31, 2001, we had a total of 102 full-time employees, with 92 in the United States and 10 in the United Kingdom. Of this total number of employees, 47 are in research and development, scientific affairs and quality assurance, 36 are in selling and general administration, and 19 are in operations. None of our employees is represented by a labor union. We have not experienced any labor-related work stoppages and we believe we have good relations with our employees.

Item 2. Properties.

        We lease approximately 70,000 square feet in three buildings. All three buildings are located in Redwood City, California. We have two leases. The first lease, which runs through 2003, is for a building, with approximately 38,000 square feet that is used by us for laboratory space, for final assembly of the Biographer and for administrative offices. We have an option to renew at the then-prevailing market rent through 2008. The second lease, which also runs through 2003, includes two buildings, one of which is approximately 11,000 square feet and is subleased to Maxygen, Inc. and the other is approximately 21,000 square feet and is subleased to Ortho-McNeil Pharmaceutical, Inc. We also lease office space in Reading, United Kingdom through our wholly owned subsidiary, Cygnus (UK) Limited.

        The applicable Cygnus facility complies with ISO 9001, EN 46001, ISO 13485 and United States Quality System Regulations standards. We hold a Medical Device Manufacturing License from the California Department of Health Services, Food and Drug Branch and a Device Establishment Registration Number from the Center for Devices and Radiological Health branch of the United States Food and Drug Administration.

Item 3. Legal Proceedings.

        We are currently not subject to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of securities holders during the quarter ended December 31, 2001.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters.

        Our common stock has been trading on the Nasdaq National Market under the symbol "CYGN" since 1991. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported by the Nasdaq National Market.

Year Ended December 31, 2001:	High	Low
First Quarter	$9.00	$3.94
Second Quarter	10.28	6.03
Third Quarter	10.21	3.25
Fourth Quarter	6.28	4.54
Year Ended December 31, 2000:	High	Low
First Quarter	$20.87	$13.38
Second Quarter	16.25	7.00
Third Quarter	14.50	8.81
Fourth Quarter	10.50	3.19

        On March 18, 2002, the last reported sale price of our common stock on the Nasdaq National Market was $3.99 per share and there were 791 record holders of our common stock. Since most stockholders are listed under their brokerage firms' names, the actual number of stockholders is higher. We have never paid any cash dividends on our capital stock. We anticipate that we will retain our earnings, if any, to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future.

Item 6. Selected Financial Data.

        The selected consolidated financial data presented below are derived from the audited consolidated financial statements of Cygnus, Inc. We have restated our consolidated statements of operations for the years ended December 31, 1998 and 1997 to reflect the results of the 1999 sale of our drug delivery business to Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson company, as a discontinued operation. The following data should be read in conjunction with the consolidated financial statements and related notes, the information set forth under "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations" and other financial information included herein.

        Effective June 28, 2000, we established Cygnus (UK) Limited, a wholly owned subsidiary of Cygnus, Inc., in the United Kingdom. The condensed consolidated financial statements include the United Kingdom transactions in United States dollars.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Contract revenues	$5,300	$1,052	$2,061	$457	$2,146
Product revenues	489	—	—	—	—

Total revenues	5,789	1,052	2,061	457	2,146
Costs and expenses:
Costs of product revenues	271	—	—	—	—
Research and development	27,405	21,170	15,745	25,635	16,198
Marketing, general and administrative	15,481	10,072	4,794	8,810	2,205

Total costs and expenses	43,157	31,242	20,539	34,445	18,403

Loss from operations	(37,368)	(30,190)	(18,478)	(33,988)	(16,257)
Other income and (expense)	(1,305)	(1,717)	(3,496)	(6,446)	1,140

Loss from continuing operations before tax	(38,673)	(31,907)	(21,974)	(40,434)	(15,117)
Provision for tax	(527)	(100)	(200)	—	—

Loss from continuing operations	(39,200)	(32,007)	(22,174)	(40,434)	(15,117)

Discontinued operations:
Income/(loss) from operations of a discontinued segment	—	—	3,031	1,006	(35,343)
Gain on disposal of a segment	—	—	16,308	—	—

Net loss before cumulative effect of a change in accounting principle	(39,200)	(32,007)	(2,835)	(39,428)	(50,460)
Cumulative effect of a change in accounting principle	—	(5,026)	—	—	—

Net loss	$(39,200)	$(37,033)	$(2,835)	$(39,428)	$(50,460)

Net loss per share from continuing operations, basic and diluted	(1.31)	(1.22)	(0.95)	(2.00)	(0.80)
Net income/(loss) per share from a discontinued segment	—	—	0.83	0.05	(1.87)
Net loss per share from cumulative effect of a change in accounting principle	—	(0.19)	—	—	—

Net loss per share, basic and diluted	$(1.31)	$(1.41)	$(0.12)	$(1.95)	$(2.67)

Shares used in computation of net loss per share, basic and diluted	30,028	26,315	23,354	20,226	18,928

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Working capital	6,480	9,869	$30,111	$11,542	$9,941
Total assets	35,681	32,889	46,976	43,454	49,277
Long-term obligations	33,101	32,189	38,476	60,220	33,234
Accumulated deficit	(255,023)	(215,823)	(178,790)	(175,955)	(136,527)
Stockholder's net capital deficiency	(18,048)	(13,023)	(1,204)	(32,767)	(13,800)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Some of the statements in this report, including in the documents incorporated by reference, are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions and other statements contained in this report, including in the documents incorporated by reference, that are not statements of historical fact. Forward-looking statements include, but are not limited to, statements about our ability to manufacture and scale-up commercially the GlucoWatch biographer, plans for commercialization alliances, our ability to achieve market acceptance of the GlucoWatch biographer, and plans for enhancements and possible manufacturing changes through the regulatory process. In some cases, you can identify these statements by words such as "may," "will," "should," "estimates," "predicts" "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends" and similar expressions. We cannot guarantee future results, levels of activity, performance or achievements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include those discussed below in "Risk Factors" and elsewhere in this report, including in the documents incorporated by reference.

        This information should be read in conjunction with our consolidated financial statements and accompanying notes thereto in the F-pages of this report.

General

        We develop, manufacture and commercialize new and improved glucose monitoring devices. Our products are designed to provide more data to individuals and their physicians and enable them to make better-informed decisions on how to manage diabetes. Our first approved product, called the GlucoWatch Biographer, is the only product approved by the FDA that provides frequent, automatic and non-invasive measurement of glucose levels. We believe our product represents the most significant commercial technological advancement in self-monitoring of glucose levels since the advent, approximately 20 years ago, of finger-stick blood glucose measurement.

        We began selling the GlucoWatch Biographer in the United Kingdom in first quarter 2001. The limited and controlled U.K. launch has served as a valuable lead market prior to our commercialization in the United States. We anticipate launching the GlucoWatch Biographer in the United States in second quarter 2002.

        In November 2001, we entered into a U.S. co-promotion agreement with Sankyo Pharma, Inc. for our GlucoWatch Biographer and similar glucose monitoring products. Pursuant to the agreement, Sankyo is required to pay us $10.0 million for co-promotion rights, $5.0 million of which has been received and $5.0 million of which is expected to be received in second quarter 2002. The agreement calls for Sankyo to provide a specialty sales force of 50 people and for us to fund promotional activities. Sankyo may also provide broad market coverage with their 450 primary sales care representatives. Under the agreement, we have an obligation to spend a certain minimum amount in promotional funds each year to advertise and promote our products.

Critical Accounting Policies

        The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. Although there are numerous policies associated with the preparation of our financial statements, the following policies are currently considered critical because of the level of management's estimates and judgements required.

  Revenue Recognition

        Product revenues are generated upon the sale of our GlucoWatch Biographer system and related accessories. The GlucoWatch Biographer system consists of two integrated parts: the durable Biographer and the disposable, single-use AutoSensor. After the initial sale of the complete system, revenues will continue to be recorded upon the sale of additional AutoSensors and accessories to support the installed base of Biographer users.

        Product sales are recorded on shipment, when transfer of title has taken place, there is persuasive evidence of an agreement, the price is fixed and determinable, and collection is reasonably assured. We may, from time to time, institute programs that allow the customer to return products for credit. In such instances, until we have an adequate demonstrated history of returns, we will defer revenue until the allowed return period expires. We accrue for estimated warranty costs and other allowances when the revenues from product sales are recognized.

        Our contract revenues may include up-front and/or interim milestone payments from development and co-promotion agreements. Milestone payments will be recorded as revenue based on the provisions of the underlying agreement and the estimated period of continuing obligations, generally the contract term. No revenue is recognized for such milestones if there is any potential that these milestones may have to be repaid. The $5.0 million up-front milestone received in December 2001 and the $5.0 million payment expected in second quarter 2002 pursuant to our co-promotion agreement with Sankyo Pharma, Inc. will be deferred for three years from the initial product launch date because, upon the occurrence of certain circumstances in the first three years resulting in the termination of our agreement, the milestone amounts may have to be repaid to Sankyo. Consequently, if the agreement runs its full term, the milestone amounts will be recognized as revenue beginning in 2005 and continuing over the remaining life of our 12-year co-promotion agreement.

        Our contract revenues also include payments received pursuant to research grants. Revenue is recognized based on the performance requirements of the grant contract and as reimbursable expenses are incurred.

  Inventory Valuation

        Inventories are stated at the lower of cost (first-in, first-out method) or market, after appropriate consideration is given to obsolescence and inventories in excess of anticipated future demand. However, due to the early stage of our product commercialization activities, the estimates required in inventory valuation, including production yields and normal capacity, labor costs incurred in the production of each unit and overhead costs applicable to manufacturing operations are inherently uncertain, thus actual results may differ from those estimates. We will continue to evaluate the estimates in our inventory valuation as our manufacturing operations become more stable and quantities reach more sustained levels. Adjustments to inventory for potential obsolescence or for inventories in excess of demand are also determined based on significant estimates, which could subsequently change.

        Furthermore, prior to the approval by the FDA of our product and our commercial manufacturing processes, material was generally charged to research and development expenses upon receipt. Once material has been expensed, it will subsequently not be carried as inventory on the financial statements. Accordingly, year-end inventory values at December 31, 2001 and the cost of product revenues for the year ended December 31, 2001 do not include previously expensed material.

Results of Operations

        Our results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the demand for our products, product revenues and our costs of product revenues, as well as the level of our expenses during any given period. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. We are also subject to risks common to companies in our industry and at our stage of development, including risks inherent in our commercialization efforts, reliance upon our co-promotion partner, enforcement of our patents and proprietary rights, need for future capital, potential competition and uncertainty of regulatory approvals. We have incurred net losses each year since our inception and do not believe we will achieve profitability at least in 2002. At December 31, 2001, our accumulated deficit and stockholders' net capital deficiency were $255.0 million and $18.0 million, respectively.

        The drug delivery business sold in 1999 has been accounted for as a discontinued operation. We did not generate any product revenues from our continuing operations prior to 2001. Results of operations for 2001 reflect the launch of our product in the United Kingdom.

Comparison for the Years Ended December 31, 2001 and 2000

        Contract revenues for the year ended December 31, 2001 were $5.3 million, compared with the $1.1 million for the year ended December 31, 2000. In both years, contract revenues consisted primarily of milestone payments made by Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi") pursuant to our Product Supply and Distribution Agreement for Japan dated July 14, 1996. The increase in contract revenues was due to recognition of a $5.0 million milestone payment earned in March 2001 upon FDA approval of our GlucoWatch Biographer, compared with the remaining amortization during 2000 of a prior milestone payment received from Yamanouchi in 1999. Our agreement with Yamanouchi has been terminated and no further revenues are expected from them.

        Revenues from our National Institutes of Health (NIH) two six-month Phase I Small Business Innovative Research (SBIR) contracts and our SBIR two-year grant are recognized as research services are performed. Total revenues recognized from such contract and grant amounted to $300,000 in 2001 and $52,000 in 2000, respectively.

        Product revenues for the year ended December 31, 2001 were $489,000, compared with no product revenues for the year ended December 31, 2000. Product revenues resulted from sales of our GlucoWatch Biographer in the United Kingdom.

        Costs of product revenues for the year ended December 31, 2001 were $271,000. Costs of product revenues consisted of material and other production costs associated with the manufacturing of the Biographer and AutoSensors in the United Kingdom. Costs of product revenues did not include certain material and other product costs previously written off as research and development expenses. If we were to include material and other product costs previously written off that were later used in the production of the Biographer and the AutoSensor, our costs of product revenues at current production levels would have been $547,000, which would have resulted in negative gross margins. Manufacturing costs included in the cost of each unit are greater at low unit volumes, such as have occurred in our controlled UK launch in 2001 and will occur through our initial U.S. launch. Overall, we expect our gross margin to vary from period to period due to the mix of products sold, e.g., Biographers and AutoSensors, and demand fluctuations in the utilization of our manufacturing facilities.

        Research and development expenses include costs for scientific and product development personnel, material used in the development and validation of high capacity manufacturing processes, consultants, clinical trials, supplies, depreciation of equipment used in research and product development, and facilities allocations. Significant expenses have been incurred in our efforts to increase our manufacturing capacity of both the disposable AutoSensors and durable Biographer. We have devoted internal resources and conducted clinical trials to expand the indications of our products, specifically to the pediatric segment. We also have ongoing efforts to enhance features and the usability of our products, which may be incorporated in subsequent generations of our products. We do not separately track the research and development expenses incurred for various departmental activities. In the coming year, our research and development focus will depend on the results of our product commercialization and any approvals received from the FDA. As timing and results of our development activities largely depend upon product review and approval by the FDA and are subject to significant risks and uncertainties, we are unable to estimate the amounts that will be spent in the above categories. Research and development expenses for the year ended December 31, 2001 were $27.4 million, compared with $21.2 million for the year ended December 31, 2000. The increase was primarily due to an increase in expenses incurred for development and testing of high capacity manufacturing processes, enhancements of our glucose monitoring products, and clinical trials. We anticipate that there will be a decrease in our overall research and development expenses in 2002 as we move into commercialization.

        Marketing, general and administrative expenses for the year ended December 31, 2001 were $15.5 million, compared with $10.1 million for the year ended December 31, 2000. The increase was primarily due to marketing efforts to support the commercial launch programs in the United Kingdom ($2.1 million), implementation of the U.S. pilot marketing program, development of training programs for health care professionals and patients, and development of promotional programs in anticipation of a U.S. launch. We expect that marketing, general and administrative expenses will increase in 2002 as we conduct and fund co-promotional activities with Sankyo Pharma and commercialize our GlucoWatch Biographer in the United States. We are obligated to spend a minimum of $8.0 million for promotional activities in 2001 under our agreement with Sankyo Pharma, Inc.

        Interest and other income for the year ended December 31, 2001 was $2.4 million, compared with $2.0 million for the year ended December 31, 2000. Included in the 2001 interest and other income is a gain of $1.1 million resulting from the sale of certain marketable equity securities. Excluding that gain, interest income decreased by $700,000 when compared to 2000. The decrease in interest and other income was primarily due to the higher year 2000 interest income earned in conjunction with the higher average year 2000 cash, cash equivalents and investment balances.

        Interest and other expenses for the year ended December 31, 2001 were $3.7 million, compared with $3.7 million for the year ended December 31, 2000. Included in both 2001 and 2000 interest and other expenses are the interest accrued on our convertible debentures and capital lease financing arrangements, and the amortization of the value of the warrants issued in connection with our financing agreements.

        Provision for taxes for the year ended December 31, 2001 was $527,000 compared with $100,000 for the year ended December 31, 2000. Provision for taxes primarily relates to foreign tax withholding applicable to the Yamanouchi milestone revenue recorded in the first quarter of 2001 and in the first quarter of 2000, and it also includes provisions for taxes paid in the United Kingdom.

Comparison for the Years Ended December 31, 2000 and 1999

        Contract revenues for the year ended December 31, 2000 were $1.1 million, compared with $2.1 million for the year ended December 31, 1999. Contract revenues consisted primarily of the amortization of a milestone payment associated with the GlucoWatch Biographer received from Yamanouchi in 1999. The majority of this milestone payment was amortized in 1999, which resulted in decreased 2000 contract revenues when compared to 1999 contract revenues.

        Revenues from the two six-month NIH Phase I SBIR contracts in the aggregate amount of $200,000 are recognized as research services are performed in 2000.

        Research and development expenses for the year ended December 31, 2000 were $21.2 million, compared with $15.7 million for the year ended December 31, 1999. The increase is primarily due to an increase in expenses incurred to develop and test large-scale manufacturing processes for the

AutoSensor. Research, development and clinical activities primarily included support and development for our glucose monitoring products.

        Marketing, general and administrative expenses for the year ended December 31, 2000 were $10.1 million, compared with $4.8 million for the year ended December 31, 1999. This increase is primarily due to our increased marketing efforts (including the establishment of a subsidiary and infrastructure in preparation for a commercial launch in the United Kingdom and the development and preparation of sales and marketing materials) and non-cash, stock-based compensation.

        Interest and other income for the year ended December 31, 2000 was $2.0 million, compared with $200,000 for the year ended December 31, 1999. The increase in interest and other income was primarily due to interest income earned in conjunction with the higher average year 2000 cash, cash equivalents and investment balances.

        Interest and other expenses for the year ended December 31, 2000 were $3.7 million, compared with $3.7 million for the year ended December 31, 1999.

        Provision for taxes was $100,000 for the year ended December 31, 2000 and $200,000 for the year ended December 31, 1999.

        Cumulative effect of a change in accounting principle.    In June 1999 and September 1999, we issued convertible debentures of $14.0 million and $3.0 million, at conversion prices of $12.705 and $11.8663, respectively. The debentures were immediately convertible into shares of common stock and have a coupon rate of 8.5%. In connection with the issuance of these debentures, we also issued to debenture holders warrants to purchase an aggregate of 745,000 shares of common stock. At the time of the issuance of convertible debentures, we determined that, based on the fair value of common stock and specified conversion prices and in accordance with the then applicable accounting pronouncements, these debentures did not contain embedded beneficial conversion features.

        In November 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on Issue 00-27, Application of EITF Issue 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments," and concluded that an issuer should calculate the intrinsic value of a conversion option using the effective conversion price based on the proceeds received for or allocated to the convertible instrument instead of the specified conversion price in the instrument. The EITF required companies to apply the prescribed methodology for computing the beneficial conversion feature of convertible securities through a cumulative catch-up accounting change in the quarter that includes November 2000 for any such security issued after May 20, 1999, the effective date of EITF 98-5. Accordingly, we recorded a one-time, non-cash charge of $5.0 million in the fourth quarter of 2000 to record the cumulative effect of a change in accounting principle as required by the EITF.

        Discontinued operations.    No revenues or net income were recognized on the discontinued operations for the year ended December 31, 2000 as a result of the 1999 sale of our drug delivery business. Total revenues and net income on the discontinued operations were $12.3 million and $3.0 million, respectively, for the year ended December 31, 1999. In 1999, we also recorded a gain of $16.3 million on the disposal of our drug delivery business.

Financing Instruments

        In June 1999, we entered into two financing arrangements: a Convertible Debenture and Warrant Purchase Agreement ("Convertible Debenture") and a Structured Equity Line Flexible FinancingSM Agreement ("Equity Line"). As of December 31, 2001, we had $3.0 million available under the Convertible Debenture and $31.4 million available under our Equity Lines.

        Under the Convertible Debenture, convertible debentures having a principal amount of $14.0 million were issued at a conversion price of $12.705 per share. The principal is due June 29, 2004. The Convertible Debenture also provided for an additional $6.0 million financing composed of two $3.0 million tranches, and in September 1999 we received $3.0 million in gross proceeds from the issuance of the first additional tranche, having a conversion price of $11.8663 and due September 29, 2004. The second additional tranche of $3.0 million is still available under this financing instrument.

        The Equity Line originally had a maximum aggregate issue price of $30.0 million over a two-year commitment period and allowed us, at our sole discretion, to sell common stock over this period. In May 2000, the Equity Line was amended to increase the maximum aggregate issue price by an additional $30.0 million to a total of $60.0 million, to provide for the issuance of warrants to purchase up to 600,000 shares of common stock, to replace the calculation used to determine the per share price with a formula more favorable to the Company and to extend the commitment period to June 30, 2003. In March 2001, we terminated our amended Equity Line agreement after receiving a total of $26.1 million, and entered into a second Equity Line agreement for a maximum aggregate issue price of $33.0 million with the same investors. The terms and conditions of this second Equity Line agreement are substantially the same as the prior amended Equity Line agreement, and the commitment period ends June 30, 2003. Under the second Equity Line, we have received $30.6 million through December 31, 2001. On October 1, 2001, we entered into our third Equity Line agreement with the same Investors for a maximum aggregate issue price of $29.0 million. The terms and conditions of this third Equity Line agreement are substantially the same as the prior Equity Line agreements, and the commitment period ends December 31, 2004. We have not utilized this third Equity Line. We have received a total of $56.7 million pursuant to the Equity Lines resulting from the sale of 7,592,312 shares of common stock and, as of December 31, 2001, we still have $31.4 million available under the second and third Equity Lines.

        Five-year warrants have been issued under our financing instruments. In conjunction with the Convertible Debenture, warrants to purchase 656,000 shares of common stock at an exercise price of $13.86 per share and 139,000 shares of common stock at an exercise price of $16.18 per share were issued in 1999. At the dates of grant, the fair values ascribed to these warrants were $5.5 million and $1.1 million, respectively, based on a Black-Scholes valuation model, and these amounts are being amortized as additional interest expense over the term of the debt. We recorded amortization of $1.3 million for the year ended December 31, 2001. As of December 31, 2001, the unamortized fair value amounted to $3.3 million. In conjunction with the Equity Lines, in January 2000 we issued five-year warrants to purchase up to 95,000 shares of common stock at $11.51 per share and, in May 2001, we issued five-year warrants to purchase up to 141,541 shares of common stock at exercise prices ranging from $6.00 to $20.40 per share and a five-year warrant to purchase up to 11,178 shares of common stock at an exercise price of $9.85 per share. These warrants have an aggregate fair value of $8.6 million based on a Black-Scholes valuation model, of which $2.0 million has been reflected as additional costs of financing and additional paid-in capital, resulting in no impact on our financial statements. In January 2002 we issued warrants to purchase up to 24,168 shares, 470,617 shares and 49,914 shares of common stock at exercise prices of $6.99, $9.76 and $7.74 per share, respectively.

Liquidity and Capital Resources

        Cash, cash equivalents and investment balances as of December 31, 2001 totaled $23.7 million. We have received net proceeds of $151.6 million from public offerings of our common stock through December 31, 2001.

        Net cash used in operating activities for the year ended December 31, 2001 was $28.2 million, compared with net cash used of $28.3 million for the year ended December 31, 2000. Cash used in operating activities during the year ended December 31, 2001 was primarily due to the net loss from operations of $39.2 million and a build-up in inventory of $1.9 million, partially reduced by a net increase in liabilities of $4.2 million and deferred revenue of $5.0 million and after adjusting for non-cash stock-based compensation of $2.1 million. Cash used in operating activities during the year ended December 31, 2000 was primarily due to the net loss from operations of $37.0 million, adjusted for the recognition of a non-cash beneficial conversion feature related to the convertible debenture of $5.0 million, an increase in amortization of debt issuance and financing cost and debt discount of $1.4 million, depreciation expense of $1.3 million and stock-based compensation of $1.1 million.

        Net cash provided by investing activities of $6.6 million for the year ended December 31, 2001 resulted primarily from net sales and maturities of investments of $9.1 million, offset by capital expenditures of $2.6 million. Net cash used in investing activities of $6.4 million for the year ended December 31, 2000 resulted primarily from net purchases of investments of $4.2 million and capital expenditures of $2.6 million.

        Net cash provided by financing activities totaled $30.7 million for the year ended December 31, 2001 and included net proceeds of $32.5 million from the sale of common stock under our Equity Lines and additional stock proceeds of $1.3 million, partially offset by long-term debt repayments of $3.1 million. Net cash provided by financing activities totaled $14.0 million for the year ended December 31, 2000 and included net proceeds of $13.8 million from the sale of common stock under our original Equity Line and additional stock proceeds of $3.5 million, offset by long-term debt repayments of $3.2 million.

        On February 20, 2002, we closed a round of financing wherein we offered 4.0 million shares of our common stock to investors and granted an over-allotment option of 600,000 shares to the underwriters, CIBC World Markets Corp. and Robertson Stephens, Inc., which they exercised on February 28, 2002. From this offering we received gross proceeds in the amount of $16.1 million, out of which we paid $910,000 as an underwriting discount and we estimated our other offering expenses amounted to $250,000.

        The level of cash used in operating activities during 2001 is not necessarily indicative of the level of future cash usage. Our long-term capital expenditure requirements will depend upon numerous factors, including, but not limited to, (i) the resources that we devote to distribution, marketing and sale of our products, (ii) costs associated with high capacity manufacturing to meet market demand, (iii) the time required to obtain regulatory approvals, (iv) the additional expenditures to support the manufacture of new products, if and when approved, (v) the progress of our research and development programs and (vi) possible acquisitions of products and technologies.

        At December 31, 2001 our contractual obligations for the next five years and thereafter are as follows:

Contractual Obligations(1)	Principal Payments Due By Period (In thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Convertible debentures(2)	$17,000	$—	$17,000	$—	$—
Capital lease obligations	220	69	77	74	—
Operating leases(3)	3,979	2,018	1,961	—	—
Arbitration obligations	23,390	8,390	7,000	8,000
Fixed asset purchase obligations	280	280	—	—	—

Total contractual cash obligations	$44,869	$10,757	$26,038	$8,074	$—

(1)
Under our co-promotion agreement with Sankyo Pharma, Inc., we are required to spend a minimum of $8.0 million in promotional funds for each of the first two years to advertise and promote our GlucoWatch Biographer products. Thereafter, we will fund this amount as appropriate. Such amounts are not included in the table above.

(2)
Our convertible debentures may be converted to common stock prior to their maturity date at the option of the parties under certain circumstances, therefore these debentures may not require use of our capital resources.

(3)
Future minimum lease payments under our operating leases, exclusive of sublease income.

        Based upon current expectations for operating losses and projected short-term capital expenditures, we believe that existing cash, cash equivalents, and investments of $23.7 million, and the $31.4 million available from our Equity Lines as of December 31, 2001 will be sufficient to meet our existing operating expenses, debt servicing and repayments and capital expenditure requirements at least for the next 12 months. However, to support our commercialization activities in the United States, we will need additional funding, and such funding may include contract milestone payments, equity financing, debt issuance and the like. In addition, there can be no assurance that we will not require further financing, depending upon future business strategies, management decisions to accelerate certain research and development programs, and other factors.

Income Taxes

        At December 31, 2001, we had federal net operating loss and research and development tax credit carryforwards of $229.0 million and $6.0 million, respectively. We had state net operating loss and tax credit carryforwards of $64.0 million and $4.2 million, respectively. These carryforwards expire at various dates beginning in 2001 and running through 2021. Because of the "change in ownership" provisions of the Internal Revenue Code, a substantial portion of our net operating loss and tax credit carryforwards may be subject to annual limitations. The annual limitations may result in the expiration of the net operating losses and tax credits before utilization.

Arbitration Obligation

        We accrued an aggregate liability of $23.0 million in 1997 relating to an arbitration settlement agreement with Sanofi~Synthelabo. We have issued to Sanofi~Synthelabo a convertible promissory note in the principal amount of $6.0 million. This note was paid in full in cash in January 2002. Additionally, we paid $2.0 million in cash in February 2002 and are obligated to make payments of $3.0 million, $4.0 million, $4.0 million and $4.0 million in the first quarters of 2003 through 2006, respectively.

Contract Manufacturing Arrangements

        In 1997, we entered into a Product Supply Agreement with Contract Manufacturing, Inc. (CMI), now Corium International ("Corium") to manufacture our AutoSensors. During 2001, 2000 and 1999, we paid Corium $4.9 million, $1.5 million, and $1.3 million, respectively. We also buy certain of our capital manufacturing equipment for the AutoSensors from a company previously under the control of the owner of Corium. During 2001, 2000 and 1999, we paid this latter company $1.8 million, $1.3 million and $2.0 million, respectively.

New Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 141, "Business Combinations" (FAS 141). FAS 141 supersedes Accounting Principle Board Opinion No. 16, "Business Combinations" (APB 16) and Statement of Financial Accounting Standard No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises" (FAS 38). FAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We do not expect the adoption of FAS 141 to have a material effect on our financial condition or results of operations.

        In July 2001, FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets" (APB 17), and requires the discontinuance of goodwill amortization. In addition, FAS 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. FAS 142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. We do not expect the adoption of FAS 142 to have a material effect on our financial condition or results of operations.

        In October 2001, FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), which supersedes Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FAS 121). FAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, FAS 144 retains the fundamental provisions of FAS 121 for: (1) recognition and measurement of the impairment of long-lived assets to be held and used; and (2) measurement of long-lived assets to be disposed of by sale. FAS 144 is effective for fiscal years beginning after December 15, 2001. We do not expect the adoption of FAS 144 to have a material effect on our financial condition or results of operations.

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

        We have incurred substantial losses, have a history of operating losses, have an accumulated deficit and stockholders' net capital deficiency and expect continued operating losses.

        We had a net loss from continuing operations of $39.2 million for the year ended December 31, 2001. At December 31, 2001, our accumulated deficit and stockholders' net capital deficiency were $255.0 million and $18.0 million, respectively. We have experienced operating losses since our inception, and we expect to continue to incur operating losses at least until we have significant product sales, if we ever do. Our historical revenues have been derived primarily from product development and licensing fees related to our products under development and manufacturing and royalty revenues from our drug delivery business, which was sold and is now shown as a discontinued operation. We may fail in our efforts to introduce our current and future products or to obtain additional required regulatory clearances. Our products may never gain market acceptance, and we may never generate significant revenues or achieve profitability. Furthermore, we expect to significantly increase our level of expenditures for sales, marketing and general and administrative activities in connection with product commercialization, and these expenditures may exceed commercial revenues.

        If the market does not accept our new type of product, we may not generate revenues and achieve or sustain profitability.

        We are focusing our efforts on a line of frequent, automatic and non-invasive glucose monitoring devices. In order for our products to be successful, we must increase awareness and acceptance of our products among physicians, patients and the medical community. The market may not accept our products, given that they are different from the established finger-stick blood glucose monitors currently on the market. In addition, because our product is based on novel technologies, there can be no assurance that unforeseen problems will not develop with these technologies, that we will be able to successfully address technological challenges we encounter in our research and development programs or that we will be able to develop commercially feasible products.

        We have no, or very limited, medical device manufacturing, marketing, sales and distribution experience. If we are unable to maintain satisfactory arrangements for each of these, we may be unable to successfully commercialize our product.

        We may encounter problems in manufacturing, marketing, selling or distributing our GlucoWatch Biographer. We have limited manufacturing experience and no, or very limited, experience in marketing, sales and distribution in the medical device field. To successfully manufacture, market, sell and distribute the GlucoWatch Biographer and our other glucose monitoring products under development, we must either develop these capabilities ourselves or rely on arrangements with third parties. We may not succeed in either course of action. As we develop our own capabilities, we will continue to incur significant start-up expenses and we will compete with other companies that have experienced and well-funded operations. In our arrangements with third parties, any revenues we receive will depend on the third party, and we will incur fees or other payment obligations. If we are unable to maintain satisfactory arrangements, we may be unable to successfully commercialize our products or may experience delays in commercialization.

        Our GlucoWatch Biographer has been manufactured for commercial sale on a limited basis, and we have no experience manufacturing the volumes that would be necessary for us to achieve significant commercial sales. In the past, we initially experienced problems in scaling-up our transdermal drug delivery products. There can be no assurance that similar problems will not be encountered in the future with our GlucoWatch Biographer or any other new diagnostic devices. To successfully commercialize the Biographer and AutoSensor, we will have to manufacture these products in compliance with regulatory requirements, in a timely manner and in sufficient quantities, while maintaining performance and quality of the products and a commercially feasible cost of manufacturing. There can be no assurance that we will be able to expand and then maintain reliable, full-scale manufacturing of the Biographer and AutoSensor at commercially reasonable prices. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving product performance, production yields, quality control and assurance and personnel staffing levels. In addition, manufacturing facilities will be subject to extensive regulations, including those of the FDA, international quality standards and other regulatory requirements. Difficulties encountered in manufacturing scale-up or failure by us to implement and maintain manufacturing facilities in accordance with FDA regulations, international quality standards or other regulatory requirements could result in a delay or termination of production, which could have a material adverse effect on our business, financial condition and results of operations.

        In addition, we have limited experience of tracking inventory manufacturing costs for the volumes necessary for us to achieve significant commercial sales, and we are in the process of evaluating our infrastructure to support our commercial launch in the United States, including tracking unit sales and costs of inventory. Due to the early stage of our product commercialization activities, the estimates required in inventory valuation, including production yields and normal capacity, labor costs incurred in the production of each unit and overhead costs applicable to manufacturing operations are inherently uncertain, thus actual results may differ from those estimates. We will continue to evaluate the estimates in our inventory valuation as our manufacturing operations become more stable and quantities reach more sustained levels. However, we cannot give any assurance whether we will successfully implement any infrastructure changes in a timely manner to support our product launch.

        Our product pipeline is severely limited, so the failure of our initial product, the GlucoWatch Biographer, could result in the failure of our entire business.

        In 1999, we sold substantially all of the assets of our drug delivery business to Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson company, and terminated our remaining drug delivery projects. We are now exclusively focused on diagnostic medical devices, initially on a line of frequent, automatic and non-invasive glucose monitoring devices. This narrow range of products subjects us to the risk of not having alternative sources of revenue if we are unable to commercialize our narrow line of products. We may not be successful with a non-diversified line of products. A failure of our initial product, the GlucoWatch Biographer, could cut off our only potential source of revenue and result in the failure of our entire business, as could the failure of any of our future products.

        To be successful, we will need to continue to develop glucose monitoring products that address the needs of people with diabetes. In addition, we may be evaluating new products outside of the glucose monitoring field that can utilize our diagnostic technologies. Any such products would require significant development and investment, including preclinical and clinical testing, prior to commercialization. From time to time, we have experienced delays or setbacks in the development of certain of our products. For example, in the past, we experienced development delays in the miniaturization of the GlucoWatch Biographer. There can be no assurance that we will be able to successfully address problems that may arise during development and commercialization processes. In addition, there can be no assurance that GlucoWatch Biographer enhancements or future products can or will be successfully developed, prove to be safe and effective in clinical trials, meet applicable regulatory standards, be manufactured in commercial quantities at a reasonable cost, be marketed successfully or achieve market acceptance. If any of our development programs are not successfully completed, required regulatory approvals or clearances are not obtained or products for which approvals or clearances are obtained are not commercially successful, our business, financial condition and results of operations may be materially adversely affected.

        We rely on agreements with third parties in order to commercialize our products in the United States and the United Kingdom. If we are unable to maintain these necessary agreements, we may not be able to sell our products or generate revenue.

        We have established alliances to facilitate commercialization functions in the United States and the United Kingdom for the GlucoWatch Biographer. In the United States, we have an outsource logistics service contract with UPS Logistics, formerly Livingston Healthcare Services, Inc., for distribution and customer service. We have a small sales force, and we have a co-promotion agreement with Sankyo Pharma, Inc. with respect to sales of the GlucoWatch Biographer in the United States. In the United Kingdom, we have logistics and customer service contracts, although the sales function is handled by us. We rely on supply and manufacturing agreements, including those with Corium International, E.I. du Pont de Nemours and Company, Hydrogel Design Systems, Inc., Key Tronic Corporation, and Sanmina Corporation, among others. We may never be able to secure necessary commercialization agreements in other countries. If we are unable to secure these necessary agreements, we may not be able to sell our products or, even if such sales are possible, to broadly launch our products in other countries.

        Third parties performing these functions may, for competitive reasons, support directly or indirectly a company or product that competes with one of our products. If a third party providing commercialization functions terminates an arrangement, cannot fund or otherwise satisfy its obligations under its arrangements or disputes or breaches a contractual commitment, then we would likely be required to seek an alternative third party to provide such commercialization functions. If we were unable to find a replacement third party to perform or fund the activities of the current third party, or we were unable to assume these activities ourselves, our capital requirements could increase substantially and our business and financial condition could be materially harmed.

        We depend on third-party suppliers for the Biographer and AutoSensor components. Any interruption in the supply of system components or an increase in the pricing of these components could prevent us from manufacturing our products or reduce our margins.

        The Biographer and AutoSensor are manufactured from components purchased from outside suppliers, most of whom are our single source for such components. If we are unable, for whatever reason, to obtain these components from our suppliers or if the components obtained from these suppliers do not pass quality standards, we will be required to obtain the components from alternative suppliers. Additionally, in the event a current supplier is unable to meet our component requirements, we might not be able to rapidly find another supplier of the particular component or an alternative supply at the same price or lead-time. An interruption in the supply of the Biographer or AutoSensor components or excessive pricing of these components could prevent us from manufacturing our products or reduce our margins and may significantly impact our ability to achieve a successful U.S. product launch.

        If patients do not receive reimbursement from third-party health care payors, we may be unsuccessful in selling our products to a broad range of customers.

        Successful commercialization of our products will depend in large part on whether patients who purchase our products will be reimbursed for the expense by third-party payors, which include private insurance plans and Medicare, Medicaid and other federal health care programs. There can be no assurance that such reimbursement will be available in a sufficient time frame, or at all. Third-party payors, including federal health care programs and managed care and other private insurance plans, are increasingly seeking to contain health care costs by limiting the coverage of, and the amount of reimbursement for, new diagnostic products. As a result, adequate levels of reimbursement may not be available for patients, many of whom may therefore not purchase the products. If meaningful reimbursement from third-party payors is not available, we may not be able to achieve a level of market acceptance of the GlucoWatch Biographer or our other products under development, and we may not be able to maintain price levels sufficient to realize an adequate return on our investment. In the United States and other countries, the period of time needed to obtain approval for the reimbursement of our products to patients can be lengthy. As a result, we may need to delay the launch of our products in some countries until we have established eligibility for reimbursement. This delay could potentially harm our business.

        We may not continue to receive regulatory approval of our products from the FDA or foreign agencies. If we do not receive regulatory approval from an agency, we will not be able to sell our products or generate revenue in that agency's jurisdiction.

        The design, manufacturing, labeling, distribution and marketing of our products are subject to extensive and rigorous government regulation in the United States and certain other countries where the process of obtaining and maintaining required regulatory clearance or approvals is lengthy, expensive and uncertain. The FDA may not approve enhancements and possible manufacturing changes to the Biographer and AutoSensor or it may require us to file one or more new PMA applications rather than allowing us to supplement our existing PMA application, which was approved in March 2001. Even if the FDA grants us expedited review status on an application for approval, obtaining approval of a PMA or a PMA supplement could take a substantial period of time, and the FDA may not ultimately grant such approval. Moreover, even if regulatory approval is granted, such approval may include significant limitations on intended uses for which any such products could be marketed.

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

        The medical device industry, particularly the market encompassing our GlucoWatch Biographer, is intensely competitive, and we will compete with other providers of personal glucose monitors. Currently the market is dominated by finger-stick blood glucose monitoring products sold by a few major companies. These companies have established products and distribution channels. In addition, several companies are marketing alternative-site devices to monitor glucose levels in a painless manner or in a manner involving less pain than that associated with finger sticking. Furthermore, companies are attempting to develop a variety of methods to extract interstitial fluid and measure the glucose concentration therein, as well as developing devices to monitor glucose on a frequent and automatic basis. Another technology that some companies are pursuing utilizes infrared spectroscopy, which uses radiation to measure glucose levels. There can be no assurance that other products will not be accepted more readily in the marketplace than the GlucoWatch Biographer or will not render our current or future devices noncompetitive or obsolete. Additionally, the GlucoWatch Biographer or our other enhanced products under development may fail to replace any currently used devices or systems.

        Furthermore, a number of companies have developed or are seeking to develop new diabetes drugs or treatments that could reduce or eliminate demand for all glucose monitoring systems. In addition, many of our competitors and potential competitors have substantially greater resources, have larger research and development staffs and facilities than we do and have significantly greater experience in developing, manufacturing and marketing glucose monitoring devices than we do. Competition within the glucose monitoring industry could result in price reductions for glucose monitoring devices such that we may not be able to sell the GlucoWatch Biographer at a price level adequate for us to realize a return on our investment.

        If we fail to adequately protect our intellectual property, our competitive position could be harmed.

        Development and protection of our intellectual property are critical to our business. If we do not adequately protect our intellectual property, both in the United States and abroad, competitors may be able to practice our technologies. Our success depends in part on our ability to:

  •
  obtain patent protection for our products and processes both in the United States and other countries

  •
  protect trade secrets

  •
  prevent others from infringing on our proprietary rights

        There are numerous risks and uncertainties that we face with respect to our patents and other proprietary rights. Currently, most pending patent applications in the United States are maintained in secrecy until issuance, and publication of discoveries in the scientific or patent literature tends to lag behind actual discovery by several months. Thus, we may not have been the first to file patent applications on our inventions. Our patent applications may not issue into any patents. Once granted, the claims of any issued patents may not afford meaningful protection for our technologies or products. In addition, patents issued to us or our licensors may not provide competitive advantages for our products or may be challenged by our competitors and subsequently narrowed, invalidated or circumvented. Competitors may also independently develop similar or alternative technologies or duplicate any of our technologies.

        Litigation, interference proceedings, oppositions or other proceedings that we may become involved in with respect to our proprietary technologies could result in substantial cost to us. Patent litigation is widespread in our industry, and any patent litigation could harm our business. Costly litigation might be necessary to protect our proprietary rights, and we may not have the required resources to pursue such litigation or to protect our rights. An adverse outcome in litigation with respect to the validity of any of our patents could subject us to significant liabilities to third parties, divert the attention of management and technical personnel from other business and development concerns, require disputed rights to be licensed to or from third parties or require us to cease using a product or technology or lose our exclusivity rights with respect to such technology.

        We also rely upon trade secrets, proprietary know-how and continuing technological innovation to remain competitive. Additionally, our trade secrets and know-how could otherwise become known or be independently developed by third parties. Confidentiality agreements with our employees, consultants and corporate partners with access to proprietary information could be breached, and we might not have adequate remedies for any such breach.

        Our products could infringe on the intellectual property rights of others, which may cause us to engage in costly litigation and, if we are not successful, could cause us to pay substantial damages and prohibit us from selling our products.

        Third parties may assert infringement or other intellectual property claims against us based on their patents or other intellectual property claims. We may have to pay substantial damages, possibly including treble damages, for past infringement if it is ultimately determined that our products infringe a third party's patents. Furthermore, we may be prohibited from selling our products before we obtain a license that, if available at all, may require us to pay substantial royalties. Even if infringement claims against us are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns and also divert efforts of our technical personnel.

        We may be unable to build brand loyalty because our trademarks and trade names may not be protected.

        Our registered or unregistered trademarks or trade names, such as the mark "GlucoWatch," may be challenged, canceled, infringed upon, circumvented, declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, without which we may be unable to build brand loyalty. Brand recognition is critical to our short-term and long-term marketing strategies especially as we commercialize future enhancements to our products. Moreover, if our trademarks are found to infringe on marks belonging to third parties, we may be forced to market our products under a different name, which could require a costly and difficult re-branding effort, and we could be ordered to pay damages to a third party.

        If any of our license or other agreements for intellectual property relating to our products are terminated or made non-exclusive, our ability to develop, manufacture or market our products may be materially impaired.

        We have entered into agreements with various third parties, including The Regents of the University of California, for licenses of certain intellectual property related to the Biographer and AutoSensor. Pursuant to these agreements, we have been granted rights to certain technologies and manufacturing elements related to our products. These agreements impose on us specific obligations, including, in the case of the University of California license, royalty payments and commercialization milestones. If we fail to meet our obligations under any of these agreements, the license or other rights may be terminated or, in the case of an exclusive arrangement, be made non-exclusive. If any such license or other right is terminated, we may lose our ability to incorporate the applicable technology into our products or to use such technology in the manufacture of our products, which may impair our ability to produce or market the GlucoWatch Biographer or other products. If any such license or other right is made non-exclusive, we may be unable to prevent others from developing, manufacturing and marketing devices based on the same or similar technologies.

        Our stock price is volatile, and you may not be able to resell Cygnus shares at or above the price you paid, or at all.

        The market price for shares of our common stock has been highly volatile. Factors such as new product introductions by us or our competitors, regulatory approvals or delays, announcements of technological innovations, commencement or termination of strategic relationships, developments relating to our patents or proprietary rights or those of our competitors, the results of clinical trials for our products or products of our competitors, changes in securities analysts' recommendations as well as period-to-period fluctuations in financial results, may have a significant impact on the market price of the common stock.

        Over the past year, there have been dramatic changes in economic conditions and the general business climate has been negatively impacted. Indices of the U.S. securities stock markets have fallen precipitously and consumer confidence has waned. Accordingly, many economists theorize that the United States is in a recession. Compounding the general unease about the current business climate is the economic and political impact of the September 11, 2001 terrorist attacks in New York, Washington, D.C. and Pennsylvania. After these terrorist attacks, and in the current general economic climate, many companies have experienced and are continuing to experience a negative impact—unrelated to operating performance—on the market prices of their stock. Fluctuations or decreases in the trading price of our common stock may discourage investors from purchasing our common stock. In addition, in the past, following periods of volatility in the market price for a company's securities, securities class action litigation often has been instituted. Such litigation could result in substantial costs to us and divert management's attention and resources from commercializing our GlucoWatch Biographer.

        We are highly leveraged and may be unable to service our debt or satisfy our other obligations. If we cannot pay amounts due under our obligations, we may need to refinance all or a portion of our existing debt, sell all or a portion of our assets or sell equity securities.

        As of December 31, 2001, we had total liabilities of $56.9 million, excluding unamortized debt discount of $3.1 million. Of our total liabilities, $20.6 million is scheduled to become due and payable within 12 months. Our ability to meet our debt service obligations and other liabilities depends upon our future performance, which will depend upon financial, business and other factors, many of which are beyond our control. We may fail to generate sufficient cash flows in the future to cover our fixed charges or to permit us to satisfy any redemption obligations pursuant to our indebtedness. If we cannot generate sufficient cash flows in the future to cover our fixed charges or to permit us to satisfy any redemption obligations pursuant to our indebtedness and we are unable to borrow sufficient funds under our credit facilities or from other sources, we may need to refinance all or a portion of our existing debt, sell all or a portion of our assets or sell equity securities. We may not successfully complete any of these courses of action. The degree to which we are leveraged can exacerbate limitations on our ability to obtain financing for working capital, commercialization of products or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In the event of insolvency, bankruptcy, liquidation, reorganization, dissolution or winding-up of our business or upon default or acceleration relating to our debt obligations, our assets will first be available to pay the amounts due under our debt obligations. Holders of our common stock would only receive any assets remaining after satisfaction in full of all indebtedness and preferred stock liquidation preferences, if any.

        Ownership dilution caused by the issuance of shares under the equity line agreements or by additional shares of our common stock becoming available for sale in the future could lower our stock price.

        We currently have $31.4 million available under our two existing Equity Lines. Under these agreements, each month we may choose to sell up to $4.0 million of common stock and our investors may exercise their option to purchase, subject to our approval, up to an additional $3.0 million of common stock. The total number of shares that may be issued under the equity lines depends on the market price of our common stock at the time that the shares are sold, on whether we choose to sell shares and on the number of shares we choose to sell. The following table illustrates hypothetically the effect that variations in the market price in our common stock and resulting variations in sales prices have on the number of shares issued in a one-month period, assuming that we choose to sell all possible shares under the equity lines.

Price Per Share	Number of Shares Issued Based on a $7.0 Million Maximum (one month)
$20.00	350,000
$15.00	466,667
$10.00	700,000
$ 5.00	1,400,000

        Under the Equity Lines, we have agreed to issue warrants to Cripple Creek Securities, LLC to purchase shares in an amount equal to 10% of the number of shares issued under the Equity Lines in any given year. The warrants are to be issued after the end of each calendar year and will be exercisable for five years from the date they are issued at an exercise price based on the weighted average price at which shares were sold during the preceding calendar year. Moreover, we have agreed to register the shares underlying these warrants to enable such shares to be freely re-sold immediately after the warrants are exercised.

        In addition, if we or our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and warrants, the market price of our common stock may fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

        We will need additional financing and it may not be available. If adequate funds are not available or are not available on acceptable terms, we may be unable to market, sell or enhance our products, take advantage of future opportunities or respond to competitive pressures, and any of these situations could negatively impact our business.

        In order to market and sell our GlucoWatch Biographer, as well as continue to develop our diagnostic product line, we will require substantial resources. Although we currently have financing instruments in place, we may seek additional funding through public or private financings, including debt or equity financings. We may also seek other financing arrangements. Any additional equity financings are likely to dilute the holdings of current stockholders. Debt financing, if available, may restrict our ability to issue dividends in the future and take other actions. We may not be able to obtain adequate funds when we need them from financial markets or other sources. In particular, our ability to raise funds through the capital markets may be materially adversely affected as a result of any general reduction in commercial activity occasioned by terrorist activity or armed conflict. Even if funds are available, they may not be available on acceptable terms. If we cannot obtain sufficient additional funds, we may have to delay, scale back or eliminate some or all of our commercialization and development activities, license or sell products or technologies that we would otherwise seek to develop ourselves or declare bankruptcy. The amounts and timing of future expenditures will depend on the sales volumes of our GlucoWatch Biographer, the FDA regulatory process, ongoing research and development, results of clinical trials, rates at which operating losses are incurred, execution of commercialization or other agreements, development of our products and other factors, many of which are beyond our control.

        If our stock trades below $3.00 per share for 30 consecutive trading days, our shares could be de-listed from the Nasdaq National Market. If our shares are de-listed, our stockholders may experience substantially decreased liquidity in their shares, and the outstanding amounts under our convertible debt could become immediately due and payable.

        Our stock is traded on the Nasdaq National Market. For continued listing, Nasdaq currently requires companies, such as ours, without at least $4.0 million in net tangible assets, to avoid having the minimum closing stock bid drop below $3.00 per share for 30 consecutive trading days. Furthermore, Nasdaq may change or suspend its listing requirements at any time. A company whose stock does not meet Nasdaq's requirements may be put on probationary notice. If, after probationary notice, such a stock has not maintained a $3.00 closing bid price for 10 consecutive trading days during the next 90 days, Nasdaq may institute de-listing proceedings. In the event Nasdaq were to institute de-listing procedures on our stock, we would explore the possibility of a reverse stock split to maintain our listing. Any such reverse stock split may fail to achieve the objective of maintaining our listing and may have a very negative impact on the value of our stock. If our stock were de-listed from the Nasdaq National Market, our stockholders would find it more difficult to dispose of their shares or obtain accurate quotations as to their market value, and the market price of our stock would likely decline further.

        Furthermore, if we fail to maintain our listing with Nasdaq, our investors under the Equity Line agreements may elect to suspend or terminate those agreements. Additionally, under the terms of our convertible debt, we are required to maintain our listing with Nasdaq. As of December 31, 2001, we have outstanding convertible debt in the amount of $20.9 million (including accrued interest). In the event our shares were to be de-listed, the holders could assert that a default has occurred. A default would result in all outstanding principal and interest becoming immediately due and payable. Payment of these amounts would require us to obtain alternative financing, which may not be available on acceptable terms, if at all, and could lead to bankruptcy.

        We do business internationally and are thus subject to corresponding additional political, economic and regulatory uncertainties.

        We currently market and sell the GlucoWatch Biographer in the United Kingdom. We believe that, because our industry is global in nature, international activities will continue to be a part of our business activities and that a portion of our revenues will be derived from outside the United States. International operations may be limited or disrupted by:

  •
  obligations to comply with a wide variety of foreign laws and other regulatory requirements

  •
  political or economic instability

  •
  trade restrictions

  •
  changes in tariffs

  •
  restrictions on repatriating profits

  •
  reduced protection for intellectual property rights

  •
  potentially adverse tax consequences

  •
  difficulties in staffing and managing international operations

        Also, our business may be adversely affected by fluctuations in currency exchange rates.

        We may be subject to product recalls or product liability claims that are costly to defend and could limit our ability to sell our products in the future or could damage our reputation.

        The design, development, manufacture and use of our medical products involve an inherent risk of product recalls and product liability claims and associated adverse publicity. Producers of medical products may face substantial liability for damages in the event of product failure or allegations that the product caused harm. Product liability insurance is expensive and difficult to maintain or increase. We may become subject to product liability claims, our current insurance may not cover any claims, and adequate insurance may not be available on acceptable terms in the future. We could be held liable for damages in excess of the limits of our insurance coverage. Regardless of insurance coverage, any claim or product recall could result in non-compliance with FDA regulations, force us to stop selling our product and create significant adverse publicity that could harm our credibility and decrease market acceptance of our products.

        Competition for qualified personnel exists in our industry and in northern California. If we are unable to retain or hire key personnel, we may not be able to sustain or grow our business.

        Our ability to operate successfully and manage our potential future growth depends significantly upon retaining key scientific, manufacturing, sales, marketing, technical, managerial and financial personnel, and also attracting and retaining additional highly qualified personnel in these areas. We face competition for such personnel, and we may not be able to attract and retain these individuals. We compete with numerous pharmaceutical, health care and software companies, as well as universities and non-profit research organizations in the northern California business area. The loss of key personnel or our inability to hire and retain additional qualified personnel in the future could prevent us from sustaining or growing our business. There can be no assurance that we will continue to be able to attract and retain sufficient qualified personnel.

        We do not pay cash dividends and do not anticipate paying any dividends in the future, so any short-term return on your investment will depend on the market price of our shares.

        We have never paid any cash dividends on our capital stock. We anticipate that we will retain our earnings, if any, to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any short-term return on your investment will depend only on the market price of our shares and your ability to liquidate your investment.

        Provisions of our charter documents and Delaware law may inhibit a takeover, which could limit the price investors might be willing to pay in the future for our common stock.

        Provisions in our Certificate of Incorporation and Bylaws may have the effect of delaying or preventing an acquisition of our company or a merger in which we are not the surviving company and may otherwise prevent or slow changes in our Board of Directors and management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions could discourage an acquisition of our company or other change in control transaction and thereby negatively impact the price that investors might be willing to pay in the future for our common stock

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

        We have no cash flow exposure due to rate changes for our $17.0 million convertible debentures or our $6.0 million convertible promissory note related to the Sanofi~Synthelabo arbitration award, which all have fixed rates. We also have no cash flow exposure due to the rate change for certain long-term portions of our Sanofi~Synthelabo arbitration award obligations, as such obligations are not interest bearing. We primarily enter into debt obligations to support general corporate purposes, including capital expenditures and working capital needs.

        The table below presents principal amounts and related weighted-average interest rates by year of maturity for our investment portfolio and debt obligations.

	2002	2003	2004	2005	2006	Total	Fair Value
	(In thousands)
Assets:
Cash equivalents
Variable	$11,560	—	—	—	—	$11,560	$11,560
Average rate	2.06%	—	—	—	—	2.06%	—
Short-term investments
Fixed	$6,607	—	—	—	—	$6,607	$6,607
Average rate	2.19%	—	—	—	—	2.19%	—
Total investments
Securities	$18,167	—	—	—	—	$18,167	$18,167
Average rate	2.11%	—	—	—	—	2.11%	—
Liabilities:
Total long-term debt, including current portion
Convertible debentures	—	—	$17,000	—	—	$17,000	$17,000
Fixed	—	—	8.5%	—	—	8.5%	—
Other
Fixed	$6,000	—	—	—	—	$6,000	$6,000
Average rate	6.50%	—	—	—	—	6.50%	—

Foreign Exchange Risk

        Effective June 28, 2000, we established Cygnus (UK) Limited, a wholly owned subsidiary of Cygnus, Inc., in the United Kingdom. We keep most of our highly liquid assets in United States dollars to reduce our exposure to foreign exchange rate fluctuations. Our exposure to gains and losses resulting from foreign currency exchange rate fluctuations on foreign net assets was not material as of December 31, 2001 or 2000. No material foreign exchange rate gain or loss has been recorded on our consolidated financial statements during the year ended December 31, 2001. We do not anticipate any material adverse effect on our consolidated financial position, results of operations or cash flows resulting from foreign exchange rate fluctuations in the future.

Item 8. Financial Statements and Supplementary Data.

        The consolidated financial statements and supplementary data for the years ended December 31, 2001, 2000 and 1999 are incorporated herein by reference and submitted as a separate section of this Form 10-K. (See Item 14.)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The executive officers of the Company, who serve at the discretion of the Board of Directors, are as follows, in alphabetical order:

Name	Age	Title
Neil R. Ackerman, Ph.D.	58	Chief Technical Officer and Senior Vice President, Research & Development and Scientific Affairs
Craig W. Carlson	54	Chief Operating Officer, Chief Financial Officer and Senior Vice President
John C Hodgman	47	Chairman of the Board, President and Chief Executive Officer
Barbara G. McClung	47	Senior Vice President, General Counsel and Secretary

        Neil R. Ackerman, Ph.D. was appointed Chief Technical Officer in December 2000 and has served as Senior Vice President, Research & Development and Scientific Affairs since September 1998. Dr. Ackerman joined Cygnus in May 1994 as Vice President, Research & Development and, from January 1997 to September 1998, Dr. Ackerman served as Senior Vice President, Research & Development. From 1990 to May 1994, Dr. Ackerman served as Vice President of Research and Development for Glycomed, leading its discovery efforts on cardiovascular and inflammatory diseases. From 1982 to 1990, he was Research Director, Cancer and Inflammatory Diseases with DuPont Pharmaceuticals. Prior to that time, he held research and management positions at Syntex Corporation and Pfizer, Inc. Dr. Ackerman received B.S. and Ph.D. degrees from the University of Maryland and completed a post-doctoral fellowship in immunology at Stanford University.

        Craig W. Carlson was appointed Chief Operating Officer in December 2000 and has served as Chief Financial Officer since 1998, with responsibilities for finance, corporate communications, information technology and, since 2000, marketing, sales and European operations at Cygnus. He joined Cygnus in July 1993 as Vice President, Corporate Communications, became Vice President, Strategic Planning and Corporate Marketing, then assumed responsibility for finance and information technology in 1997 as Senior Vice President, Finance. From 1988 to July 1993, he was Vice President and Group Director at Young & Rubicam Advertising in San Francisco. Prior to that, Mr. Carlson was Vice President of Campbell-Mithun Advertising. He holds a B.A. from Union College, an M.S. Ed. from Hofstra University and an M.B.A. from Stanford University.

        John C Hodgman was appointed Chairman of the Board in 1999 and has served as a director, President and Chief Executive Officer since August 1998. He was President, Cygnus Diagnostics from May 1995 to August 1998, during which time he was responsible for all commercialization efforts for the GlucoWatch Biographer, and was also Chief Financial Officer of Cygnus, Inc. Mr. Hodgman joined Cygnus in August 1994 as Vice President, Finance and Chief Financial Officer. Prior to joining Cygnus, Mr. Hodgman served as Vice President of Operations and Finance and Chief Financial Officer for Central Point Software, a personal computer and networking software company. Prior to that, he was Vice President of Finance and Administration and Chief Financial Officer of Ateq Corporation. Mr. Hodgman holds a B.S. degree from Brigham Young University and an M.B.A. from the University of Utah. Mr. Hodgman is also a director of Immersion Corporation.

        Barbara G. McClung was appointed General Counsel, Senior Vice President and Corporate Secretary in December 1998 and also assumed responsibilities for human resources shortly thereafter. Ms. McClung joined Cygnus in January 1998 as Vice President, Intellectual Property. In August 1998, Ms. McClung was promoted to Vice President and General Counsel. Prior to joining Cygnus, from August 1990 to January 1998, she was Corporate Patent Counsel at Chiron Corporation, a biotechnology company. Prior to that she was Patent Counsel at E.I. du Pont de Nemours & Co. She is a member of the California, Delaware and Pennsylvania bars, as well as being a registered patent attorney before the United States Patent and Trademark Office. Ms. McClung received a J.D. from the University of Pennsylvania Law School, as well as a B.A. from the University of California, San Diego, and an M.A. from the University of Pennsylvania.

        We incorporate by reference the information concerning our directors set forth under the heading "Proposal One—Re-election of Directors" in our definitive Proxy Statement to be filed pursuant to Regulation 14A for our 2002 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

        We incorporate by reference the information set forth under the heading "Executive Compensation and Other Information" in our definitive Proxy Statement to be filed pursuant to Regulation 14A for our 2002 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        We incorporate by reference the information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement to be filed pursuant to Regulation 14A for our 2002 Annual Meeting of Stockholders.

        In September 2001, we terminated all Rule 10b5-1 trading plans that were in effect for several members of our management team. By way of background, each executive officer of the Company adopted in February 2001 a Rule 10b5-1 trading plan in compliance with the Company's insider trading policy.

        We incorporate by reference the information set forth under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement to be filed pursuant to Regulation 14A for our 2002 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions.

        We incorporate by reference the information set forth under the heading "Executive Compensation and Other Information" in our definitive Proxy Statement to be filed pursuant to Regulation 14A for our 2002 Annual Meeting of Stockholders.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

a)
Financial Statements and Report of Ernst & Young LLP, Independent Auditors

b)
Reports on Form 8-K

        The following Current Reports on Form 8-K were filed during the fourth quarter of 2001:

        On November 30, 2001, we filed a Current Report on Form 8-K, reporting under Item 5 that we have signed a co-promotion agreement with Sankyo Pharma, Inc. for the GlucoWatch Biographer in the United States.

        On November 7, 2001, we filed a Current Report on Form 8-K, reporting under Item 5 (a) the approval from the FDA for our supplemental PMA application for Cygnus to perform the final assembly of the GlucoWatch biographer; (b) our quarterly financial results; and (c) the notification from the FDA that our supplemental PMA application for use of the GlucoWatch Biographer by children and adolescents with diabetes had been deemed suitable for filing and would receive expedited processing.

c)
Exhibits

  The following exhibits are filed herewith or incorporated by reference:

3.01	Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.01 of Registrant's Form 10-Q for the quarter ended March 31, 2000.
3.02	Restated Articles of Incorporation of the Registrant, as amended to date, incorporated by reference to Exhibit 3.02 of Registrant's Form 10-Q for the quarter ended March 31, 2000.
4.01
Specimen of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-1 (File No. 33-38363) filed on December 21, 1990 (Form S-1).
4.02
Form of Senior Indenture, incorporated by reference to Exhibit 4.1 filed with the Registrant's Registration Statement on Form S-3/A (File No. 33-39275) filed on November 12, 1997 (November 1997 Form S-3/A).
4.03	Form of Subordinated Indenture, incorporated by reference to Exhibit 4.2 filed with the Registrant's November 1997 Form S-3/A.
4.04	Form of Senior Debt Security, incorporated by reference to Exhibit 4.3 filed with the Registrant's November 1997 Form S-3/A.

4.05	Form of Subordinated Debt Security, incorporated by reference to Exhibit 4.4 filed with the Registrant's November 1997 Form S-3/A.
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
4.08
Amended and Restated Rights Agreement dated October 27, 1998 between the Registrant and ChaseMellon Shareholder Services, L.L.C. (the "Rights Agent" successor to Chemical Trust), which includes the Certificate of Determination for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit 99.2 of the Registrant's Form 8-A12B/A (File No. 0-18962) filed on December 14, 1998.
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
4.11
Registration Rights Agreement dated October 1, 2001 between Cygnus, Inc. and Cripple Creek Securities, LLC, incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-3 (File No. 333-71524) filed on October 12, 2001.
10.001
Ten-year Industrial Net Lease Agreement (Building No. 2) dated September 27, 1988 between the Registrant and Seaport Centre Venture Phase I, incorporated by reference to Exhibit 10.26 of the Registrant's Form S-1.
10.002
Ten-year Industrial Net Lease Agreement (Building No. 8) dated September 27, 1988 between the Registrant and Seaport Centre Venture Phase I, incorporated by reference to Exhibit 10.27 of the Registrant's Form S-1.
10.003
First Amendment to Ten-year Industrial Net Lease Agreement (Building No. 2) dated June 9, 1998 between the Registrant and Metropolitan Life Insurance Company, a New York corporation (predecessor in interest to Seaport Centre Venture Phase I), incorporated by reference to Exhibit 10.30 of the Registrant's Form 10-K for the period ending December 31, 1998.
10.004
Third Amendment to Ten-year Industrial Net Lease Agreement (Building No. 8) dated June 9, 1998 between the Registrant and Metropolitan Life Insurance Company, a New York corporation (predecessor in interest to Seaport Centre Venture Phase I), incorporated by reference to Exhibit 10.29 of the Registrant's Form 10-K for the period ending December 31, 1998.
10.005	Sublease Agreement dated February 19, 1999 between the Registrant and The 3DO Company, incorporated by reference to Exhibit 10.39 of the Registrant's Form 10-Q for the period ending March 31, 1999.

10.006
Sublease dated December 15, 1999 between the Registrant and Ortho-McNeil Pharmaceutical, Inc., incorporated by reference to Exhibit 10.008 of the Registrant's Form 10-K for the period ending December 31, 1999.
10.007	Sublease dated March 30, 2001 between the Registrant and Maxygen, Inc., incorporated by reference to Exhibit 10.010 of the Registrant's Form 10-Q for the period ending March 31, 2001.
10.008	through 10.099 reserved.
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
10.106
Form of Note Purchase Agreement dated as of February 3, 1998 between the Registrant and certain institutional Investors, incorporated by reference to Exhibit 10.38 of the Registrant's Form 8-K dated February 4, 1998.
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
10.111
Amendment No. 4 to Structured Equity Line Flexible Financing Agreement between the Registrant and Cripple Creek Securities, L.L.C., dated October 27, 2000, incorporated by reference to Exhibit 10.111 of the Registrant's Form 10-K for the period ending December 31, 2000.

10.112
Letter Agreement re Termination of Equity Line of Credit dated March 23, 2001 between the Registrant and Cripple Creek Securities, L.L.C., incorporated by reference to Exhibit 10.112 of Registrant's Form 10-Q for the quarterly period ending March 31, 2001.
10.113
Structured Equity Line Flexible Financing Agreement dated March 23, 2001 between the Registrant and Cripple Creek Securities, L.L.C., incorporated by reference to Exhibit 1.1 of the Registrant's Registration Statement on Form S-3/A (File No. 333-49020) filed on April 9, 2001.
10.114
Structured Equity Line Flexible FinancingSM Agreement dated October 1, 2001 between the Registrant and Cripple Creek Securities, LLC, incorporated by reference to Exhibit 1.1 of the Registrant's Registration Statement on Form S-3 (File No. 333-71524) filed October 12, 2001.
10.115	through 10.199 reserved.
*10.201
Product Supply and Distribution Agreement between the Registrant and Yamanouchi Pharmaceutical Co., Ltd. dated July 14, 1996, incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q for the quarter ended June 30, 1996.
*10.202
Product Supply Agreement between the Registrant and Contract Manufacturing, Inc. dated July 15, 1997, incorporated by reference as Exhibit 10.202 of the Registrant's Form 10-K for the period ending December 31, 1999.
*10.203
Supply Agreement between the Registrant and Key Tronic Corporation dated December 1, 1999, incorporated by reference to Exhibit 10.205 of the Registrant's Form 10-K for the period ending December 31, 1999.
*10.204
Supply Agreement between the Registrant and Hydrogel Design Systems, Inc. dated December 31, 1999, incorporated by reference to Exhibit 10.206 of the Registrant's Form 10-K for the period ending December 31, 1999.
*10.205
Supply Agreement between the Registrant and Sanmina Medical Products Division, a division of Sanmina Corporation, dated March 1, 2000, incorporated by reference to Exhibit 10.207 of the Registrant's Form 10-Q for the quarter ended June 30, 2000.
*10.206
Supply Agreement between the Registrant and E.I. du Pont de Nemours & Co. and Registrant dated June 23, 2000, incorporated by reference to Exhibit 10.208 of the Registrant's Form 10-Q for the quarter ended June 30, 2000.
*10.207
Warehouse Distribution Contract between the Registrant and Livingston Healthcare Services, Inc. dated August 25, 2000, incorporated by reference to Exhibit 10.209 of the Registrant's Form 8-K filed on October 17, 2000.
*10.208
U.S. Market Research Agreement between the Registrant and Lifescan, Inc. dated February 22, 2001, incorporated by reference to Exhibit 10.210 of the Registrant's Form 10-K for the period ending December 31, 2000.
*10.209
Termination Agreement between the Registrant and Yamanouchi Pharmaceutical Co., Ltd. dated February 26, 2001, incorporated by reference to Exhibit 10.211 of the Registrant's Form 10-K for the period ending December 31, 2000.
*10.210	Co-Promotion Agreement between the Registrant and Sankyo Pharma, Inc. dated November 28, 2001.
10.211	through 10.299 Reserved.

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
10.503
Written Compensation Agreement dated August 28, 1998 between the Registrant and André F. Marion, incorporated by reference to Exhibit 99.7 of the Registrant's Form S-8 Registration (File No. 333-67331) filed on November 16, 1998.
10.504	Stock Option Agreement between the Registrant and André F. Marion, incorporated by reference to Exhibit 99.8 of the Registrant's Form S-8 (File No. 333-67331) filed November 16, 1998.
10.505
Form of Employment Agreement between the Registrant and each of the Company's Officers, incorporated by reference to Exhibit 10.511 of the Registrant's Form 10-K for the period ending December 31, 2000.
10.506	Form of Employment Agreement between the Registrant and Key Employees, incorporated by reference to Exhibit 10.512 of the Registrant's Form 10-K for the period ending December 31, 2000.
10.507	Form of Indemnification Agreement for Directors and Officers, incorporated by reference to Exhibit 10.513 of the Registrant's Form 10-K for the period ending December 31, 2000.
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Auditors
24.1	Power of Attorney (see page 44)

*
A confidential treatment request has been applied for or granted with respect to a portion of this document.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2002.

CYGNUS, INC.
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

Signature	Title	Date

/s/ JOHN C HODGMAN John C Hodgman	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 27, 2002
/s/ CRAIG W. CARLSON Craig W. Carlson	Chief Operating Officer, Chief Financial Officer and Senior Vice President (Principal Financial Officer and Principal Accounting Officer)	March 27, 2002
/s/ ANDRÉ F. MARION André F. Marion	Vice Chairman of the Board of Directors	March 27, 2002
/s/ FRANK T. CARY Frank T. Cary	Director	March 27, 2002
/s/ RICHARD G. ROGERS Richard G. Rogers	Director	March 27, 2002
/s/ WALTER B. WRISTON Walter B. Wriston	Director	March 27, 2002

Cygnus, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2001, 2000 and 1999

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Cygnus, Inc.

        We have audited the accompanying consolidated balance sheets of Cygnus, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' net capital deficiency and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of Cygnus' management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cygnus, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/  ERNST & YOUNG LLP

Palo Alto, California
February 1, 2002
except for Note 14 as to which the date is
February 28, 2002

Cygnus, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data and par values)

	2001	2000
	December 31,
ASSETS:
Current assets:
Cash and cash equivalents	$17,142	$8,058
Short-term investments	6,607	14,881
Inventories	1,987	—
Prepaid expenses and other current assets	1,061	369
Current portion of employee notes receivable	108	81
Current portion of unamortized deferred financing cost	203	203

Total current assets	27,108	23,592
Equipment and improvements:
Office and laboratory equipment	15,213	11,527
Leasehold improvements	610	461
Construction in progress	1,201	2,798

	17,024	14,786
Less accumulated depreciation and amortization	(9,022)	(7,688)

Net equipment and improvements	8,002	7,098
Long-term investments	—	1,547
Long-term portion of employee notes receivable	14	96
Deferred financing cost	311	514
Other assets	246	42

Total assets	$35,681	$32,889

LIABILITIES AND STOCKHOLDERS' NET CAPITAL DEFICIENCY:
Current liabilities:
Accounts payable	$2,789	$2,969
Accrued compensation	3,534	1,033
Other accrued liabilities	821	632
Deferred revenue	5,025	—
Current portion of capital lease obligation	69	—
Current portion of arbitration obligation	8,390	6,000
Current portion of long-term debt	—	3,089

Total current liabilities	20,628	13,723
Long-term portion of arbitration obligation	15,000	17,000
Long-term portion of capital lease obligation	151	—
Convertible debentures, net of discount of $3,133 in 2001 and $4,364 in 2000	17,789	14,870
Other long-term liabilities	161	319
Commitments and contingencies
Stockholders' net capital deficiency:
Preferred stock, $0.001 par value: 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value: 55,000 and 40,000 shares authorized; issued and outstanding: 33,144 and 27,476 shares at December 31, 2001 and 2000, respectively	33	27
Additional paid-in-capital	236,942	201,011
Accumulated deficit	(255,023)	(215,823)
Accumulated other comprehensive income/(loss)	—	1,762

Stockholders' net capital deficiency	(18,048)	(13,023)

Total liabilities and stockholders' net capital deficiency	$35,681	$32,889

See accompanying notes.

Cygnus, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	2001	2000	1999
	Years Ended December 31,
Revenues:
Contract revenues	$5,300	$1,052	$2,061
Product revenues	489	—	—

Total revenues	5,789	1,052	2,061
Costs and expenses:
Costs of product revenues	271	—	—
Research and development	27,405	21,170	15,745
Marketing, general and administrative	15,481	10,072	4,794

Total costs and expenses	43,157	31,242	20,539
Loss from operations	(37,368)	(30,190)	(18,478)
Interest and other income	2,416	1,970	194
Interest and other expenses	(3,721)	(3,687)	(3,690)

Loss from continuing operations before tax	(38,673)	(31,907)	(21,974)
Provision for tax	(527)	(100)	(200)

Loss from continuing operations	(39,200)	(32,007)	(22,174)
Discontinued operations:
Income from operations of a discontinued segment	—	—	3,031
Gain on disposal of a segment	—	—	16,308

Net loss before cumulative effect of a change in accounting principle	(39,200)	(32,007)	(2,835)
Cumulative effect of a change in accounting principle	—	(5,026)	—

Net loss	$(39,200)	$(37,033)	$(2,835)

Net loss per share from continuing operations, basic and diluted	$(1.31)	$(1.22)	$(0.95)
Net income per share from a discontinued segment	—	—	0.83
Net loss per share from cumulative effect of a change in accounting principle	—	(0.19)	—

Net loss per share, basic and diluted	$(1.31)	$(1.41)	$(0.12)

Shares used in computation of net loss per share, basic and diluted	30,028	26,315	23,354

See accompanying notes.

Cygnus, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' NET CAPITAL DEFICIENCY
For the Years Ended December 31, 2001, 2000 and 1999
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Net Capital Deficiency
Balances at December 31, 1998	$21	$143,155	$(175,955)	$12	$(32,767)
Issuance of 1,103 shares of common stock under the Stock Incentive Plan and Employee Stock Purchase Plan	1	6,694	—	—	6,695
Issuance of 259 shares of common stock for services rendered	—	864	—	—	864
Stock-based compensation	—	378	—	—	378
Issuance of 991 shares of common stock pursuant to Equity Line, net of issuance costs	1	9,117	—	—	9,118
Issuance of 120 shares of common stock upon exercise of warrant	—	531	—	—	531
Issuance of 2,053 shares upon conversion of the Senior Subordinated Convertible Notes	2	10,265	—	—	10,267
Issuance of warrants in connection with the convertible debentures	—	6,572	—	—	6,572
Net loss	—	—	(2,835)	—	(2,835)
Net change in unrealized loss on available-for-sale securities	—	—	—	(27)	(27)

Comprehensive loss	—	—	—	—	(2,862)

Balances at December 31, 1999	$25	$177,576	$(178,790)	$(15)	$(1,204)
Issuance of 568 shares of common stock under the Stock Incentive Plan and Employee Stock Purchase Plan	1	3,462	—	—	3,463
Issuance of 17 shares of common stock for services rendered	—	86	—	—	86
Stock-based compensation	—	1,044	—	—	1,044
Issuance of 1,480 shares of common stock pursuant to Equity Line, net of issuance costs	1	13,817	—	—	13,818
Additional paid-in capital arising from the cumulative effect of a change in accounting principle related to the beneficial conversion feature associated with the convertible debentures	—	5,026	—	—	5,026
Net loss	—	—	(37,033)	—	(37,033)
Net change in unrealized gain on available-for-sale securities	—	—	—	1,777	1,777

Comprehensive loss	—	—	—	—	(35,256)

Balances at December 31, 2000	$27	$201,011	$(215,823)	$1,762	$(13,023)
Issuance of 283 shares of common stock under the Stock Incentive Plan and Employee Stock Purchase Plan	1	1,270	—	—	1,271
Issuance of 18 shares of common stock for services rendered	—	142	—	—	142
Issuance of 246 shares of common stock in lieu of cash bonus	—	1,907	—	—	1,907
Stock-based compensation	—	71	—	—	71
Issuance of 5,121 shares of common stock pursuant to Equity Line, net of issuance costs	5	32,541	—	—	32,546
Net loss		—	(39,200)	—	(39,200)
Net change in unrealized gain on available-for-sale securities	—	—	—	(1,762)	(1,762)

Comprehensive loss	—	—	—	—	(40,962)

Balances at December 31, 2001	$33	$236,942	$(255,023)	$—	$(18,048)

See accompanying notes.

Cygnus, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2001	2000	1999
	Years Ended December 31,
Cash flows from operating activities
Net loss	$(39,200)	$(37,033)	$(2,835)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation	1,751	1,267	1,850
Realized gain on sale of investments	(1,144)	—	—
Gain/(loss) on sale of equipment	124	(107)	(1)
Beneficial conversion feature of convertible debentures	—	5,026	—
Amortization of debt issuance and financing costs and debt discount	1,435	1,435	1,743
Stock-based compensation	2,120	1,130	378
Gain on disposal of segment	—	—	(16,308)
Arbitration liability	390	—	(1,157)
Change in operating assets and liabilities
Inventories	(1,987)	—	771
Deferred compensation, prepaid expenses and other assets	(840)	498	5,223
Other	80	(245)	89
Accounts payable and other accrued liabilities	1,698	2,501	(3,351)
Accrued compensation	2,501	(1,886)	317
Deferred revenue	5,025	(900)	(253)
Deferred compensation and other liabilities	(158)	15	(4,362)

Net cash used in operating activities	$(28,205)	$(28,299)	$(17,896)

Cash flows from investing activities
Capital expenditures	(2,552)	(2,566)	(2,725)
Proceeds from disposal of segment	—	—	20,000
Proceeds from sale of equipment	1	398	1
Contract termination fee in conjunction with disposal of segment	—	—	(750)
Purchases of investments	(11,394)	(26,722)	(11,301)
Sale of investments	9,844	12,085	15,700
Maturity of investments	10,671	10,446	3,874

Net cash provided by/(used in) investing activities	$6,570	$(6,359)	$24,799

Cash flows from financing activities
Issuance of common stock	33,817	17,281	14,926
Net proceeds from the issuance of convertible debentures	—	—	16,407
Principal payments of Senior Subordinated Convertible Notes	—	—	(12,500)
Principal payments of long-term debt	(3,089)	(3,242)	(5,335)
Payment of capital lease obligations	(9)	—	(1,943)

Net cash provided by financing activities	$30,719	$14,039	$11,555

Net increase/(decrease) in cash and cash equivalents	9,084	(20,619)	18,458
Cash and cash equivalents at beginning of year	8,058	28,677	10,219

Cash and cash equivalents at end of year	$17,142	$8,058	$28,677

Supplemental disclosure of cash flows information
Interest paid	$102	$890	$1,352
Foreign tax paid	$500	$100	$200
Supplemental schedule of non-cash investing and financing activities
Conversion of principal and related interest of Senior Subordinated Convertible Notes into common stock	$—	$—	$10,267
Fair value of the common stock warrants issued to certain investors and placement agent in connection with the convertible debentures	$—	$—	$6,572
Assets acquired under capital lease	$229	$—	$—
Value of shares granted in lieu of bonus	$1,907	$—	$—

See accompanying notes.

Cygnus, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2001

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

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates.

        Due to the early stage of our product commercialization activities, the estimates required in inventory valuation, including production yields and normal capacity, labor costs incurred in the production of each unit and overhead costs applicable to manufacturing operations are inherently uncertain, thus actual results may differ from those estimates. We will continue to evaluate the estimates in our inventory valuation as our manufacturing operations become more stable and quantities reach more sustained levels. Adjustments to inventory for potential obsolescence or for inventories in excess of demand are also determined based on significant estimates, which could subsequently change.

Customer and Other Concentrations

        One customer provided 94% of the 2001 contract revenues. In 2000 and 1999, this customer provided 95% and 97% of our contract revenues, respectively. No other customer provided more than 10% of contract or product revenues during the three years ended December 31, 2001. Most of our customers pay for the purchase of our products using credit cards and we evaluate all other customers for credit worthiness on a periodic basis and do not require any collateral.

        The Biographer and AutoSensor are manufactured from components purchased from outside suppliers, most of whom are our single source for such components. If we are unable, for whatever reason, to obtain these components from our suppliers or if the components obtained from these suppliers do not pass quality standards, we will be required to obtain the components from alternative suppliers.

        We maintain our cash, cash equivalents and investments primarily with a bank and two brokerage houses. This practice is consistent with our policy to maintain high liquidity and to ensure safety of principal.

Foreign Currency Translation

        The functional and reporting currency of Cygnus' foreign subsidiary is the United States dollar. Monetary assets and liabilities of our foreign subsidiary denominated in foreign currency are translated into United States dollar equivalents at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the weighted average exchange rate for the year. Gains or losses resulting from the translation of monetary assets and liabilities into U.S. dollars are included in operating results and have been insignificant for all periods presented.

Deferred Financing Costs

        Deferred financing costs of $486,000 and $114,000 relate to costs incurred in connection with the debt financings of $14.0 million and $3.0 million, respectively, and are amortized over the term of the related debt and included in interest expense.

Accounting For Stock-Based Compensation

        Under Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS 123), stock-based compensation expense to employees is measured using either the intrinsic-value method as prescribed by Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), or the fair-value method described in FAS 123. We have elected to follow APB 25 and related interpretations in accounting for our employee stock options and disclose only the pro forma impact of the fair value method on net loss per share amounts. (See Note 6, Stockholders' Net Capital Deficiency.)

        Any options and warrants granted to consultants and other nonemployees are accounted for at fair value determined by using the Black-Scholes valuation model in accordance with the Emerging Issues Task Force (EITF) Consensus No. 96-18, "Accounting for Equity Investments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods, or Services." These options are subject to periodic revaluation over their vesting terms. The assumptions used to value stock-based awards to consultants are similar to those used for employees.

Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of

        The Financial Accounting Standards Board Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" (FAS 121), prescribes the accounting for the impairment of long-lived assets, such as property, plant, equipment and intangible assets, as well as the accounting for long-lived assets that are held for disposal. We review property, plant, equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the assets' carrying amount to the future net cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment is recognized and is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets, evaluated by considering the present value of the future net cash flows. In December 1999, as part of the disposal of the drug delivery business segment, we recorded an impairment charge of $205,000. No such charges were recorded during 2001 and 2000.

Revenue Recognition

        Product revenues are generated upon the sale of our GlucoWatch Biographer system and related accessories. The GlucoWatch Biographer system consists of two integrated parts: the durable Biographer and the disposable, single-use AutoSensor. After the initial sale of the complete system, revenues will continue to be recorded upon the sale of additional AutoSensors and accessories to support the installed base of Biographer users.

        Product sales are recorded on shipment, when transfer of title has taken place, there is persuasive evidence of an agreement, the price is fixed and determinable, and collection is reasonably assured. We may, from time to time, institute programs that allow the customer to return products for credit. In such instances, until we have an adequate demonstrated history of returns, we will defer revenue until the allowed return period expires. We accrue for estimated warranty costs and other allowances when the revenues from product sales are recognized.

        Our contract revenues may include up-front and/or interim milestone payments from development and co-promotion agreements. Milestone payments will be recorded as revenue based on the provisions of the underlying agreement and the estimated period of continuing obligations, generally the contract term. No revenue is recognized for such milestones if there is any potential that these milestones may have to be repaid. The $5.0 million up-front milestone received in December 2001 and the $5.0 million payment expected in second quarter 2002 pursuant to our co-promotion agreement with Sankyo Pharma, Inc. will be deferred until from the initial product launch date because upon the occurrence of certain circumstances in the first three years resulting in the termination of our agreement, the milestone amounts may have to be repaid to Sankyo. Consequently, if the agreement runs its full term, the milestone amounts will be recognized as revenue beginning in 2005 and continuing over the remaining life of our 12-year co-promotion agreement.

        Our contract revenues also include payments received pursuant to research grants. Revenue is recognized based on the performance requirements of the grant contract and as reimbursable expenses are incurred.

Research and Development

        Research and development expenses include costs for scientific and product development personnel, material used in the development and validation of high capacity manufacturing processes, consultants, clinical trials, supplies, depreciation of equipment used in research and product development, and facilities allocations. Research and development costs are expensed as incurred. Research and development expenses consist of independent research and development costs and costs associated with research and development grants (NIH grants). These expenses approximate grants received.

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

Cumulative Effect of a Change in Accounting Principle

        In June 1999 and September 1999, we issued convertible debentures of $14.0 million and $3.0 million, at conversion prices of $12.705 and $11.8663, respectively. The debentures were immediately convertible into shares of common stock and have a coupon rate of 8.5%. In connection with the issuance of these debentures, we also issued to debenture holders warrants to purchase an aggregate of 745,000 shares of common stock. At the time of the issuance of convertible debentures, we determined that, based on the fair value of common stock and specified conversion prices and in accordance with the then applicable accounting pronouncements, these debentures did not contain embedded beneficial conversion features.

        In November 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on Issue 00-27, Application of EITF Issue 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments," and concluded that an issuer should calculate the intrinsic value of a conversion option using the effective conversion price based on the proceeds received for or allocated to the convertible instrument instead of the specified conversion price in the instrument. The EITF required companies to apply the prescribed methodology for computing the beneficial conversion feature of convertible securities through a cumulative catch-up accounting change in the quarter that includes November 2000 for any such security issued after May 20, 1999, the effective date of EITF 98-5. Accordingly, we recorded a one-time, non-cash charge of $5.0 million in the fourth quarter of 2000 to record the cumulative effect of a change in accounting principle as required by the EITF.

Discontinued Operations

        On December 15, 1999, we completed the sale of substantially all of our drug delivery business segment assets to Ortho-McNeil, except for certain assets with a net book value of $510,000, of which assets with a net book value of $205,000 were written off prior to December 31, 1999. The remaining assets were sold in April 2000 for total proceeds of $323,000. Results of operations for the year ended December 31, 1999 reflect the sale of drug delivery business segment as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30 (APB 30).

Net Loss Per Share

        Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding. Shares issuable from stock options, warrants and convertible debentures outstanding are excluded from the diluted-earnings-per-share computation, as their effect is anti-dilutive. The number of shares so excluded is 7.0 million, 6.1 million and 5.7 million on December 31, 2001, 2000 and 1999, respectively.

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

        During the year 2001, we sold certain marketable equity securities for a gain of $1.1 million.

        We consider all short-term investments as available-for-sale. As such, short-term investments are carried at estimated fair value with related unrealized gains and losses included in stockholders' net capital deficiency. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income and expense and have been immaterial to date, except as noted above. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market, after appropriate consideration was given to obsolescence and inventories in excess of anticipated future demand. Net inventories consist of the following:

December 31, 2001
Raw materials	$1,502
Work-in-process	455
Finished goods	30

$1,987

        Inventories at December 31, 2001 relate to our Biographer and AutoSensors.

        Prior to the approval by the FDA of our product and our commercial processes, material was generally charged to research and development expenses upon receipt. Once material is expensed, it will subsequently not be carried as inventory on the financial statements. Accordingly, year-end inventory values at December 31, 2001 and the cost of product revenues for the year ended December 31, 2001 do not include previously expensed material.

        Shipping and handling costs incurred by us have not been material to date and are included in the cost of product revenues.

Equipment and Improvements

        Equipment and improvements are recorded at cost. Depreciation of equipment is computed on a straight-line basis over the estimated useful lives of 18 months to 60 months. Leasehold improvements and assets recorded under capital leases are amortized using the straight-line method over the shorter of the estimated useful life of the assets or the term of the leases. Amortization expense related to assets under capital leases is included in depreciation expense. No depreciation charge is computed on assets under construction.

Comprehensive Income/(Loss)

        Comprehensive income/(loss) includes changes in stockholders' net capital deficiency during a period, except those resulting from investments by stockholders and distributions to stockholders. Other comprehensive income/(loss) consists primarily of unrealized gains and losses on available-for-sale securities.

New Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 141, "Business Combinations" (FAS 141). FAS 141 supersedes Accounting Principle Board Opinion No. 16, "Business Combinations" (APB 16) and Statement of Financial Accounting Standard No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises" (FAS 38). FAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We do not expect the adoption of FAS 141 to have a material effect on our financial condition or results of operations.

        In July 2001, FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets" (APB 17), and requires the discontinuance of goodwill amortization. In addition, FAS 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and testing for impairment of existing goodwill and other intangibles. FAS 142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. We do not expect the adoption of FAS 142 to have a material effect on our financial condition or results of operations.

        In October 2001, FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), which supersedes Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FAS 121). FAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, FAS 144 retains the fundamental provisions of FAS 121 for: (1) recognition and measurement of the impairment of long-lived assets to be held and used; and (2) measurement of long-lived assets to be disposed of by sale. FAS 144 is effective for fiscal years beginning after December 15, 2001. We do not expect the adoption of FAS 144 to have a material effect on our financial condition or results of operations.

Note 2: Fair Value of Financial Instruments

        The following is a summary of cash equivalents and investments as of December 31, 2001 and 2000:

	Available-for-Sale Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
As of December 31, 2001:
Cash equivalents:
Money market fund	$11,560	$—	$—	$11,560

Total cash equivalents	$11,560	$—	$—	$11,560

Short-term investments:
Auction rate certificates	$6,607	$—	$—	$6,607

Total short-term investments	$6,607	$—	$—	$6,607

As of December 31, 2000:
Cash equivalents:
Money market fund	$4,716	$—	$—	$4,716

Total cash equivalents	$4,716	$—	$—	$4,716

Short-term investments:
Federal agency securities	$4,016	$2	$—	$4,018
Auction rate certificates	4,911	—	—	4,911
Corporate note/commercial paper	4,193	9	—	4,202
Marketable equity securities	—	1,750	—	1,750

Total short-term investments	$13,120	$1,761	$—	$14,881

Long-term investments:
Federal agency securities	$1,546	$1	$—	$1,547

Total long-term investments	$1,546	$1	$—	$1,547

        All cash equivalents and investments as of December 31, 2001 and 2000 have maturity dates of less than one year and 13 months, respectively.

Note 3: Credit Lines and Long-Term Debt

        At December 31, 2000, we had two outstanding bank loans, a loan for working capital and a loan for capital equipment. Borrowings under these facilities were $2.9 million and $151,000 as of December 31, 2000. The working capital loan bore interest at 8.71%. The capital equipment loan bore interest at a fixed rate of 8.87% per year. Both arrangements were secured by specific Cygnus assets. During fiscal year 2001, the remaining balances under these facilities were paid in full.

Note 4: Leases and Commitments

Capital Leases

        We currently have two capital lease agreements. Assets leased under capital leases are included in equipment at a total cost of $229,000 with related accumulated amortization of $17,000 on December 31, 2001. Upon the expiration of these leases, we have a one dollar ($1.00) buy-out purchase option. As of December 31, 2001, aggregate liabilities of $220,000 were outstanding under these facilities and were secured by assets with a net book value of $212,000 and a letter of credit.

        The future aggregate principal payments of minimum lease payments under capital leases as of December 31, 2001 are as follows:

Capital Leases
(In thousands)
Years ending December 31,
2002	$90
2003	90
2004	78

Total minimum lease payments	258
Less amount representing interest	38

Present value of minimum lease payments	220
Current portion of capital lease obligations	69

Long-term portion of capital lease obligations	$151

Operating Leases

        We lease our facilities under non-cancelable operating leases expiring in 2003. The terms of the leases provide for rental payments on a graduated scale. We are recognizing rent expense on a straight-line method over the periods of the leases and therefore have accrued for the rent expense incurred but not paid. Our facilities lease expires at the end of 2003 and we have an option to renew for five years at the then applicable rate.

        Rent expense amounted to $1.1 million, $1.1 million and $1.9 million, net of sublease payments of $814,000, $1.0 million and $200,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Currently, we have two subleases that run concurrently with one of our operating leases. Minimum future rental commitments and minimum future sublease rental receipts under the operating leases on December 31, 2001 are as follows:

	Minimum Future Rental Commitments	Minimum Future Sublease Rental Receipts
	(In thousands)
Years ending December 31,
2002	$2,018	$964
2003	1,961	925

Total	$3,979	$1,889

Note 5: Financing Instruments

        In June 1999, we entered into two financing arrangements: a Convertible Debenture and Warrant Purchase Agreement ("Convertible Debenture") and a Structured Equity Line Flexible FinancingSM Agreement ("Equity Line"). Since that time, we have entered into two additional Equity Line agreements in 2000 and 2001. As of December 31, 2001, we have $3.0 million available under our Convertible Debenture and $31.4 million available under our Equity Lines.

Convertible Debentures

        Under the Convertible Debenture, 8.5% convertible debentures with a principal amount of $14.0 million due June 29, 2004 were issued at a conversion price of $12.705 per share. The Convertible Debenture also provided for the issuance of an additional $6.0 million of convertible debentures composed of two $3.0 million tranches ("additional tranches") for similar terms and conditions, except for the determination of conversion prices upon issuance of additional tranches. The conversion prices for the additional tranches were to be determined based on certain market-based formulas defined in the original Convertible Debenture. In September 1999, we issued convertible debentures for $3.0 million pursuant to the terms of the additional tranches. The first additional tranche due on September 29, 2004 had a conversion price of $11.8663. The $3.0 million under the second additional tranche was still available as of December 31, 2001.

        In conjunction with the issuance of convertible debentures, in June 1999 and September 1999, we issued to the debenture holders warrants to purchase 606,000 shares and 139,000 shares of common stock, respectively, at the respective exercise price of $13.86 per share and $16.18 per share. Each tranche of warrants had a contractual term of five years from the date of the respective grants. At the dates of the grants, the fair values ascribed to these warrants were $5.0 million and $1.1 million, respectively, based on a Black-Scholes valuation model, were recorded as debt discount, and are being amortized as additional interest expense over the debt term. We recorded amortization of $1.2 million, $1.2 million and $560,000 in 2001, 2000 and 1999, respectively. As of December 31, 2001, the aggregate unamortized fair value of the warrants amounted to $3.1 million.

        In connection with the issuance of convertible debentures, we also issued to the placement agent warrants to purchase 50,000 shares of common stock at the exercise price of $13.86 per share. At the date of grant, the fair value ascribed to the warrants was $417,000, based on a Black-Scholes valuation model, and that amount was recorded as deferred financing cost and is being amortized as additional interest expense over the debt term. We recorded amortization of $83,000, $83,000 and $42,000 in 2001, 2000 and 1999, respectively. As of December 31, 2001, the aggregate unamortized portion was $208,000.

        The convertible debentures have a stated interest rate of 8.5% and an effective interest rate of 18.2%. The effective interest rate includes a non-cash charge of $6.6 million for the amortization of the implicit value of warrants issued in connection with the convertible debentures.

Structured Equity Line Financing Agreements

        The original Equity Line had a maximum aggregate issue price of $30.0 million over a two-year commitment period and allowed us, at our sole discretion, to sell common stock over this period. We were also required to issue warrants to purchase a minimum of 120,000 shares at the exercise price equal to 120% of the weighted-average per share sale price of all shares sold under the Equity Line.

The per share purchase price of shares issued under the Equity Line was determined on certain market-based pricing formulas.

        In May 2000, the Equity Line agreement was amended to increase the maximum aggregate issue price to $60.0 million, to provide for the issuance of warrants to purchase up to 600,000 shares of common stock, to replace the calculation used to determine the per share price with a formula more favorable to Cygnus, and to extend the commitment period to June 30, 2003. Under the original and amended Equity Line, we received aggregate proceeds of $26.1 million. In March 2001, we terminated our amended Equity Line agreement and entered into a second Equity Line agreement for a maximum aggregate issue price of $33.0 million with the same Investors. The terms and conditions of this second Equity Line agreement were substantially the same as the prior amended Equity Line agreement, and the commitment period ends June 30, 2003. As of December 31, 2001, we received aggregate proceeds of $30.6 million under the second Equity Line. On October 1, 2001, we entered into our third Equity Line agreement with the same Investors for a maximum aggregate issue price of $29.0 million. The terms and conditions of this third Equity Line agreement are substantially the same as the prior Equity Line agreements, and the commitment period ends December 31, 2004. As of December 31, 2001, we have not utilized the third Equity Line.

        Under our Equity Lines, in 1999, we received gross proceeds of $9.5 million and these proceeds resulted from the sale of 1.0 million shares of common stock. In 2000, we received gross proceeds of $14.2 million from the sale of 1.5 million shares of common stock. During the year ended December 31, 2001, we received additional gross proceeds of $33.0 million from the sale of 5.1 million shares of common stock. Thus, as of December 31, 2001, we had received aggregate proceeds of $56.7 million pursuant to the Equity Lines and still have $2.4 million available under the second Equity Line. We also have $29.0 million available under the third Equity Line.

        In connection with the original and amended Equity Line, for the investors' activities in 1999, we issued to the investors five-year warrants to purchase up to 95,000 shares of common stock at an exercise price of $11.51 per share. Pursuant to the agreements with the investors and the placement agent, for the investors' activities in 2000, we issued to the investors five-year warrants to purchase up to 142,000 shares of common stock at exercise prices ranging from $6.00 to $20.40 and to the placement agent a five-year warrant to purchase up to 11,000 shares of common stock at an exercise price of $9.85. In January 2002, for the investors' activities in 2001, we issued to the investors five-year warrants to purchase up to 24,000 and 471,000 shares of common stock at the exercise price of $6.99 and $9.76, respectively, and to the placement agent a five-year warrant to purchase up to 50,000 shares of common stock at an exercise price of $7.74 per share.

Note 6: Stockholders' Net Capital Deficiency

Preferred Share Purchase Rights Plan

        Pursuant to our Stockholder Rights Plan, the Board of Directors declared a dividend distribution of one Preferred Share Purchase Right ("Right") for each outstanding share of common stock, issuable on or after October 18, 1993 to stockholders of record on that date. These Rights will remain outstanding until September 21, 2003.

        Our present capital structure authorizes 5 million shares of preferred stock, having a par value of $0.001. These shares remain authorized but unissued.

Warrants

        We account for all warrants issued in connection with services rendered on the basis of the fair value of the warrants. We estimate the fair value of such instruments by running a Black-Scholes valuation model, and the fair value thus computed is then recognized over the period for which the underlying services are rendered. The following table summarizes the warrants outstanding as of December 31, 2001.

Date of Warrants	Outstanding Number of Shares Covered by Warrants	Exercise Price	Expiration Date	Fair Value of Warrants at Issuance
06/29/99	606,059	$13.86	06/29/04	$5,048,488
06/29/99	50,000	$13.86	06/29/04	$416,507
09/29/99	139,050	$16.18	09/29/04	$1,106,838
01/05/00	95,000	$11.51	01/05/05	$1,335,700
05/09/01	10,000	$20.40	05/09/06	$36,000
05/09/01	5,636	$16.05	05/09/06	$22,149
05/09/01	6,082	$14.60	05/09/06	$24,693
05/09/01	49,051	$14.11	05/09/06	$201,600
05/09/01	13,907	$13.50	05/09/06	$57,992
05/09/01	20,000	$11.04	05/09/06	$88,600
05/09/01	1,803	$9.88	05/09/06	$8,258
05/09/01	11,178	$9.85	05/09/06	$51,195
05/09/01	7,286	$9.71	05/09/06	$33,516
05/09/01	11,751	$9.46	05/09/06	$54,407
05/09/01	7,445	$6.43	05/09/06	$37,970
05/09/01	4,065	$6.01	05/09/06	$21,016
05/09/01	4,515	$6.00	05/09/06	$23,343

        In January 2002, in connection with the original and amended Equity Line and with the second Equity Line, we issued warrants to purchase 24,000 and 471,000 shares of common stock at the exercise price of $6.99 and $9.76, respectively, and to the placement agent a warrant to purchase up to 50,000 shares of common stock at an exercise price of $7.74 per share, for 2001 activities.

Employee Stock Purchase Plan

        As part of an employee retention program, we established the Amended 1991 Employee Stock Purchase Plan, as amended on February 12, 2002 ("Stock Purchase Plan"), to provide employees with an opportunity to purchase our common stock through payroll deductions. As of December 31, 2001, a total of 1.975 million shares of common stock were reserved for issuance to eligible employees under the Stock Purchase Plan. The Stock Purchase Plan will terminate in 2011 unless sooner terminated by the Board of Directors. Under this Stock Purchase Plan, our employees, subject to certain restrictions, may purchase shares of common stock at 85% of the lesser of the fair market value of the common stock on the date of either the beginning of the two-year offering or the end of the purchase period. During 2001, 2000 and 1999, 140,000 shares, 252,000 shares and 251,000 shares, respectively, were purchased under the Stock Purchase Plan and, as of December 31, 2001, 768,606 shares were available for issuance.

Stock Incentive Plan

        We have a 1999 Stock Incentive Plan, as amended on February 12, 2002 ("Stock Plan"), that authorizes the Board of Directors to grant stock options, restricted stock, stock units, stock appreciation rights and other awards to be made to employees and consultants. As of December 31, 2001, the Stock Plan authorizes the issuance of up to 9.916 million common shares, of which 1.632 million were available for grant. The Stock Plan will terminate in 2004 unless sooner terminated by the Board of Directors. Under the Stock Plan, stock options must be granted at no less than the fair market value on the date of grant, as determined by the Board of Directors or a committee thereof. Options generally vest over a four-year period and are exercisable for a term of ten years after issuance, unless otherwise determined by the Board of Directors or a committee thereof.

        We have elected to follow Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for our employee stock options because the alternative fair value accounting provided for under Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Option Activity Summary for the Years Ended December 31:
	2001		2000		1999
	Options (In thousands, except fair value)	Weighted- Average Exercise Price	Options (In thousands, except fair value)	Weighted- Average Exercise Price	Options (In thousands, except fair value)	Weighted- Average Exercise Price
Outstanding at beginning of year	3,296	$10.79	3,179	$10.31	4,427	$11.34
Granted	1,217	$5.55	846	$13.34	973	$6.78
Exercised	(143)	$3.50	(316)	$8.44	(852)	$6.97
Forfeited	(298)	$7.97	(413)	$13.30	(1,369)	$13.20

Outstanding at end of year	4,072	$9.68	3,296	$10.79	3,179	$10.31

Exercisable at end of year	2,389	$11.15	1,847	$10.51	1,567	$12.90

Weighted-average fair value of options granted during the year	$3.16		$7.81		$3.83

        A summary of our stock option position as of December 31, 2001 is as follows:

	Options Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding (In thousands)	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable (In thousands)	Weighted- Average Exercise Price
$0.0000-$3.2500	337	5.36	$3.25	315	$3.25
$4.5000-$5.0000	880	9.17	$5.00	2	$4.50
$5.0625-$8.3125	851	6.53	$6.38	631	$6.51
$8.4000-$14.5000	1,088	6.20	$11.80	785	$12.66
$15.1250-$22.5000	916	6.65	$17.11	656	$17.62

	4,072	6.88	$9.68	2,389	$11.15

        Pro forma information regarding net loss and earnings per share is required by FAS 123, which also requires that the information be determined as if we had accounted for our employee stock options granted under the fair-value method of FAS 123. The fair value for these options and the fair value for the stocks issued under the Stock Purchase Plan were estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions for 2001, 2000 and 1999: risk-free interest rate of 4.20%, 5.75% and 5.88%, respectively; a dividend yield of 0.0%; volatility factors of the expected market price of our common stock of 0.83, 0.82 and 0.82, respectively; and a weighted-average expected life of the option of five years.

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

        For purposes of pro forma disclosures, the estimated fair value of the options issued under the Stock Plan is amortized to expense over the vesting period of the options. The estimated fair value of the compensation benefit received under the Stock Purchase Plan is expensed in the year of purchase. Our pro forma information follows:

	Year Ended December 31:
	2001	2000	1999
Pro forma net loss (in thousands)	$(44,935)	$(41,209)	$(8,576)
Pro forma net loss per share, basic and diluted	$(1.50)	$(1.57)	$(0.37)

        Under the Stock Plan, stock may be sold and stock bonuses or rights to purchase common stock may be granted by the Board of Directors or a committee thereof for past services at the fair market value on the date of grant. The Board may impose certain repurchase rights in favor of Cygnus in the event that an employee is terminated prior to certain predetermined vesting dates. As of December 31, 2001, 2000 and 1999, no shares were subject to repurchase.

        On February 23, 1999, we issued two warrants to a consultant to purchase 60,000 shares each for the exercise price of $0.01 and $3.25, respectively, in connection with financing services rendered by the consultant. A fair value of $335,000, computed on the basis of a Black-Scholes valuation model, was ascribed to these warrants and was expensed at the time the services were rendered. These warrants were exercised in February 1999 and April 1999, respectively.

Common Stock Reserved for Future Issuance

        At December 31, 2001, the total number of shares of common stock reserved for issuance is as follows:

(In thousands)
Under Stock Incentive Plan	5,886
Under Employee Stock Purchase Plan	769
Convertible debentures	1,667
Outstanding warrants	1,043
Warrants to be issued pursuant to Equity Lines	545

Total common stock reserved	9,910

Note 7: Income Taxes

        We recorded a $527,000, $100,000 and $200,000 income tax provision for the years ended December 31, 2001, 2000 and 1999, respectively, consisting primarily of foreign withholding taxes.

        A reconciliation of income taxes at the statutory federal income tax rate with the provision for net income taxes included in the statements of operations is as follows:

	Years Ended December 31,
	2001	2000	1999
U.S. federal taxes (benefit)
At statutory rate	$(13,461)	$(12,591)	$(964)
Federal alternative minimum taxes	—	—	—
State	—	—	—
Foreign	527	100	200
Un-utilized net operating losses	13,461	12,591	964

Total	$527	$100	$200

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	December 31,
	2001	2000
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$81,300	$71,800
Research and development credit carryforwards	8,800	8,700
Arbitration obligations	9,300	9,100
Capitalized research & development	4,900	4,100
Other—net	2,430	2,000

Total deferred tax assets	106,730	95,700
Valuation allowance for deferred tax assets	(106,730)	(95,700)

Net deferred tax assets	$—	$—

        Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance in an amount equal to the net deferred tax assets as of December 31, 2001 and 2000 has been established to reflect these uncertainties. The deferred tax asset valuation allowance increased by $11.0 million, $16.9 million and $4.1 million in 2001, 2000 and 1999, respectively.

        At December 31, 2001, we had federal net operating loss and research and development tax credit carryforwards of $229.0 million and $6.0 million, respectively. We had state net operating loss and tax credit carryforwards of $64.0 million and $4.2 million, respectively. These carryforwards expire at various dates beginning in 2001 and ending in 2021.

        Because of the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended, a substantial portion of the Company's net operating loss and tax credit carryforwards may be subject to annual limitations. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

Note 8: Arbitration Award Obligation

        On December 11, 1997, the International Court of Arbitration issued a Final Award, which was not appealable, in an arbitration matter between Sanofi, S.A., now Sanofi~Synthelabo, and Cygnus relating to transdermal hormone replacement therapy systems. This Final Award was entered as a judgment of the United States District Court for the Northern District of California. We accrued an aggregate liability of $23.0 million in 1997 for the following obligations: (i) payments of an aggregate amount equal to $17.0 million as royalty payments for the period 2001 through 2005, payable 60 days after the end of each fiscal year ($2.0 million already paid in February 2002 for the year 2001, $3.0 million to be paid for the year 2002, $4.0 million to be paid for the year 2003, $4.0 million to be paid for the year 2004 and $4.0 million to be paid for the year 2005), and (ii) a convertible promissory note bearing interest at 6.5% per annum in the principal amount of $6.0 million, issued in December 1997 and paid in full in cash with accrued interest of $390,000 in January 2002. The underlying agreement, which was the subject matter of the arbitration, was terminated on December 15, 1999.

Note 9: Discontinued Operations

        On December 15, 1999, we completed the sale of substantially all of our drug delivery business segment assets to Ortho-McNeil Pharmaceutical, Inc. (Ortho-McNeil), a Johnson & Johnson company. The revenues and net income of the drug delivery business were $12.3 million and $3.0 million, respectively, for the period from January 1, 1999 to December 15, 1999 and have been included as part of our discontinued operations as required under Accounting Principles Board No. 30 (APB 30). Under the terms of our agreement with Ortho-McNeil, we received $20.0 million in cash at closing, and Ortho-McNeil was subject to paying up to an additional $55.0 million in cash, contingent on the achievement of certain milestones. The contingent payments relate to the achievement of certain technical, regulatory and commercialization milestones related to the EVRA (Johnson & Johnson, New Brunswick, New Jersey) transdermal contraceptive patch. Certain milestones were not met, and we are now eligible through 2006 to receive up to $35.0 million of the original $55.0 million contingent milestones. Because the achievement of these milestones is not within our control, we cannot predict the likelihood or timing of these contingent payments. We recognized a gain of $16.3 million in 1999 in connection with the sale of this business segment.

Note 10: Business Segments

        Prior to December 15, 1999, we operated in two business segments: diagnostics and drug delivery. Both segments were engaged in developing and manufacturing medical products, utilizing proprietary technologies to satisfy unmet medical needs cost effectively. The segments were strategic business units managed separately, based on the differences in the technologies of their respective product lines. On December 15, 1999, we completed the sale of substantially all of our drug delivery business segment assets to Ortho-McNeil, except for certain assets with a net book value of $510,000, of which assets with a net book value of $205,000 were written off prior to December 31, 1999. The remaining drug delivery assets were sold in April 2000 for total proceeds of $323,000. All financial results related to the drug delivery business are accounted for as discontinued operations in accordance with APB 30. We now operate as a one-segment business.

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

	Business Segments
	Diagnostics	Drug Delivery	Reconciliation	Continuing Operations Total
	(In thousands)
2001
Revenue	$5,789	$—	$—	$5,789
Loss	(39,200)	—	—	(39,200)
Depreciation and amortization	1,751	—	—	1,751
Identifiable assets	35,681	—	—	35,681
2000
Revenue	$1,052	$—	$—	$1,052
Loss	(37,033)	—	—	(37,033)
Depreciation and amortization	1,267	—	—	1,267
Identifiable assets	32,889	—	—	32,889
1999
Revenue	$2,061	$12,293	$(12,293)	$2,061
Profit/(loss)	(22,174)	3,031	(3,031)	(22,174)
Depreciation and amortization	993	869	(869)	993
Other significant items:
Gain on sale of segment	—	16,308	(16,308)	—
Identifiable assets	46,976	1,036	(1,036)	46,976

        Effective June 28, 2000, we established Cygnus (UK) Limited, a wholly owned subsidiary of Cygnus, Inc., in the United Kingdom. All of our 2001 product revenues were generated in the United Kingdom. We currently do not have any long-lived assets outside the United States.

Note 11: Employee Benefit Plan

        We have an employee savings plan ("Plan") covering substantially all employees that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The Plan provides for employee contributions up to 15% of their annual pre-tax compensation or to a maximum of 17% of their combined pre-tax and after-tax compensation, as defined in the Plan. The Plan provides for Cygnus to match a portion of the contributions. For each of the years ended December 31, 2001, 2000 and 1999, we incurred defined contribution expense of $80,000.

Note 12: Contract Manufacturing Arrangements

        In 1997, we entered into a Product Supply Agreement with Contract Manufacturing, Inc. (CMI), now Corium International ("Corium"), to manufacture our AutoSensors. In December of 1996, we had hired the owner of CMI as a non-officer, part-time employee of Cygnus, Inc. However, this individual's employment with us terminated in March 2000 and, subsequently, we entered into a consulting agreement in 2001 under which he received 10,000 shares of Cygnus common stock upon a performance milestone, and these shares were subject to variable accounting. This consulting agreement has now expired. Recently, two former Cygnus executive officers have joined Corium. During 2001, 2000 and 1999, we paid Corium $4.9 million, $1.5 million and $1.3 million, respectively. We also buy certain of our capital manufacturing equipment for the AutoSensor from a company previously under the control of the owner of Corium. During 2001, 2000 and 1999, we paid this latter company $1.8 million, $1.3 million and $2.0 million, respectively.

Note 13: Co-Promotion Agreement

        In November 2001, we entered into a U.S. co-promotion agreement for our GlucoWatch Biographer and other similar glucose monitoring products with Sankyo Pharma, Inc., a wholly owned subsidiary of Sankyo Co. Ltd., a multi-billion dollar Japanese pharmaceutical and medical products company. Pursuant to the agreement, Sankyo is required to pay us $10.0 million for the right to co-promote, a $5.0 million up-front milestone, which has been received, and $5.0 million that will be received in second quarter 2002. The agreement requires Sankyo to provide a specialty sales force of 50 people. Sankyo may also provide broad market coverage with their 450 primary care sales representatives. Under the agreement, we have an obligation to spend a minimum of $8.0 million in promotional funds for each of the first two years to advertise and promote our products. Thereafter, we will fund this amount as appropriate.

Note 14: Subsequent Event

        On February 20, 2002, we closed a round of financing wherein we offered 4.0 million shares of our common stock to investors and granted an over-allotment option of 600,000 shares to the underwriters, CIBC World Markets Corp. and Robertson Stephens, Inc., which they exercised on February 28, 2002. From this offering we received gross proceeds in the amount of $16.1 million, out of which we paid $910,000 as an underwriting discount, and we will pay an estimated $250,000 of offering expenses.

Note 15: Selected Quarterly Financial Data (in thousands except per share data) (unaudited)

	Three Months Ended
	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001	December 31, 2000	September 30, 2000	June 30, 2000	March 31, 2000
Total revenues	$267	$418	$71	$5,033	$14	$—	$—	$1,038
Cost of product revenue(1)	88	183	—	—	—	—	—	—
Total other costs and expenses	9,003	11,122	12,859	9,902	9,210	9,509	6,786	5,737

Loss from operations	(8,824)	(10,887)	(12,788)	(4,869)	(9,196)	(9,509)	(6,786)	(4,699)
Interest income and (expense) and other, net	(794)	(675)	(258)	422	(413)	(519)	(469)	(316)

Loss from operations before tax	(9,618)	(11,562)	(13,046)	(4,447)	(9,609)	(10,028)	(7,255)	(5,015)
Provision for tax	(27)	—	—	(500)	—	—	—	(100)

Net loss before cumulative effect of a change in accounting principle	(9,645)	(11,562)	(13,046)	(4,947)	(9,609)	(10,028)	(7,255)	(5,115)
Cumulative effect of a change in accounting principle	—	—	—	—	(5,026)	—	—	—

Net loss	$(9,645)	$(11,562)	$(13,046)	$(4,947)	$(14,635)	$(10,028)	$(7,255)	$(5,115)

Net loss per share from operations, basic and diluted	(0.30)	(0.37)	(0.46)	(0.18)	(0.35)	(0.38)	(0.28)	(0.20)
Net loss per share from cumulative effect of a change in accounting principle	—	—	—	—	(0.19)	—	—	—

Net loss per share, basic and diluted	$(0.30)	$(0.37)	$(0.46)	$(0.18)	$(0.54)	$(0.38)	$(0.28)	$(0.20)

Shares used in computation of net loss per share, basic and diluted	32,612	30,840	28,646	27,715	27,164	26,467	26,277	25,527

(1)
Certain costs have been reclassified to conform to current classifications.

QuickLinks

CYGNUS, INC. ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001 Table of Contents
PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Stock and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
POWER OF ATTORNEY
Cygnus, Inc. CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2001, 2000 and 1999
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
Cygnus, Inc. CONSOLIDATED BALANCE SHEETS (In thousands, except per share data and par values)
Cygnus, Inc. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
Cygnus, Inc. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' NET CAPITAL DEFICIENCY For the Years Ended December 31, 2001, 2000 and 1999 (In thousands)
Cygnus, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
Cygnus, Inc. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2001