Form 10-K/A
period 2001-12-31
CYGNUS INC /DE/
filed 2002-04-03
CIK 870755

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1 to

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

Explanatory Note

        This Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (the "Annual Report") is being filed pursuant to Rule 12b-15 to correct a typographical error in Item 7 of the Annual Report, "Management's Discussion and Analysis of Financial Condition and Results of Operation." On page 19 of the Annual Report, the sentence that originally read "We are obligated to spend a minimum of $8.0 million for promotional activities in 2001 under our agreement with Sankyo Pharma, Inc." now reads "We are obligated to spend a minimum of $8.0 million for promotional activities in 2002 under our agreement with Sankyo Pharma, Inc."

        Except as noted herein, the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 remains as originally filed with the Securities Exchange Commission on March 27, 2002. All information in this Amendment No. 1 is as of December 31, 2001, and does not reflect any subsequent information or events other than the change referred to above.

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

        Marketing, general and administrative expenses for the year ended December 31, 2001 were $15.5 million, compared with $10.1 million for the year ended December 31, 2000. The increase was primarily due to marketing efforts to support the commercial launch programs in the United Kingdom ($2.1 million), implementation of the U.S. pilot marketing program, development of training programs for health care professionals and patients, and development of promotional programs in anticipation of a U.S. launch. We expect that marketing, general and administrative expenses will increase in 2002 as we conduct and fund co-promotional activities with Sankyo Pharma and commercialize our GlucoWatch Biographer in the United States. We are obligated to spend a minimum of $8.0 million for promotional activities in 2002 under our agreement with Sankyo Pharma, Inc.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of April, 2002.

CYGNUS, INC.
By:	/s/ JOHN C HODGMAN John C Hodgman Chairman, President and Chief Executive Officer (Principal Executive Officer)

QuickLinks

Explanatory Note
SIGNATURES