Form 10-Q
period 2002-03-31
CYGNUS INC /DE/
filed 2002-05-01
CIK 870755

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 0-18962

CYGNUS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-2978092
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

400 Penobscot Drive, Redwood City, California 94063-4719
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (650) 369-4300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No ☐

As of April 25, 2002, there were 38,180,954 shares of the Registrant’s common stock outstanding.

CYGNUS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CYGNUS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months ended March 31,
	2002	2001
Contract revenues	$110	$5,033
Product revenues	156	—
Total revenues	266	5,033

Costs and expenses:
Cost of product revenues	555	—
Research and development	3,663	6,755
Marketing, general and administrative	3,845	3,147

Total costs and expenses	8,063	9,902

Loss from operations	(7,797)	(4,869)

Interest and other income	74	1,392
Interest and other expense	(849)	(970)

Loss from operations before tax	$(8,572)	$(4,447)

Provision for taxes	(12)	(500)

Net loss	$(8,584)	$(4,947)

Net loss per share, basic and diluted	$(0.24)	$(0.18)

Shares used in computation of net loss per share, basic and diluted	35,292	27,715

(See accompanying notes.)

CYGNUS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data and par values)

	March, 31	December 31,
	2002	2001
	(unaudited)	(Note)
ASSETS:
Current assets:
Cash and cash equivalents	$13,958	$17,142
Short-term investments	7,225	6,607
Inventories	3,818	1,987
Prepaid expenses and other current assets	1,684	1,061
Current portion of employee notes receivable	140	108
Current portion of unamortized deferred financing cost	203	203
Total current assets	27,028	27,108

Equipment and improvements:
Office and laboratory equipment	15,294	15,213
Leasehold improvements	610	610
Construction in progress	1,313	1,201
	17,217	17,024
Less accumulated depreciation and amortization	(9,536)	(9,022)
Net equipment and improvements	7,681	8,002

Other assets	500	571
Total assets	$35,209	$35,681

LIABILITIES AND STOCKHOLDERS’ NET CAPITAL DEFICIENCY:
Current liabilities:
Accounts payable	$3,704	$2,789
Accrued compensation	1,970	3,534
Other accrued liabilities	674	821
Deferred revenue	5,000	5,025
Current portion of capital lease obligation	71	69
Current portion of arbitration obligation	3,000	8,390
Total current liabilities	14,419	20,628

Long-term portion of arbitration obligation	12,000	15,000
Long-term portion of capital lease obligation	132	151
Convertible debentures, net of discount of $2,825 in 2002 and $3,133 in 2001	18,536	17,789
Other long-term liabilities	130	161

Stockholders’ net capital deficiency:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares
Issued and outstanding	—	—
Common stock, $0.01 par value; 55,000 shares authorized; 38,172 and 33,144 shares issued and outstanding as of March 31, 2002 and December 31, 2001, respectively	38	33
Additional paid-in-capital	253,564	236,942
Accumulated deficit	(263,610)	(255,023)
Stockholders’ net capital deficiency	(10,008)	(18,048)
Total liabilities and stockholders’ net capital deficiency	$35,209	$35,681

Note: The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

(See accompanying notes.)

CYGNUS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three months ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(8,584)	$(4,947)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	520	367
Amortization of debt issuance and financing costs and debt discount	359	359
Realized gain on sale of investments	—	(1,125)
Loss on sale of equipment	8	124
Stock-based compensation	1	11
Increase in accounts receivable	(8)	(4,536)
Increase in inventory	(1,831)	—
Net (increase) in other assets	(626)	(1,288)
Net increase/(decrease) in liabilities	(7,418)	1,684
Net cash used in operating activities	(17,579)	(9,351)

Cash flows from investing activities:
Capital expenditures	(205)	(19)
Purchases of investments	(6,676)	—
Sale of investments	5,000	2,625
Maturity of investments	1,053	2,832
Net cash provided by/(used in) investing activities	(828)	5,438

Cash flows from financing activities:
Issuance of common stock	15,240	2,740
Principal payments of long-term debt	—	(1,326)
Principal payments of capital lease obligations	(17)	—
Net cash provided by financing activities	15,223	1,414

Net decrease in cash and cash equivalents	(3,184)	(2,499)
Cash and cash equivalents at beginning of period	17,142	8,058
Cash and cash equivalents at end of period	$13,958	$5,559

Supplemental disclosure of cash flows information
Interest expense	$9	$66
Foreign tax paid	—	$500

Supplemental schedule of non-cash investing and financing activities
Issuance of shares in lieu of cash bonus	$1,386	$—

(See accompanying notes.)

Notes to the Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation

The condensed consolidated financial statements of Cygnus, Inc. and its subsidiaries (the “Company,” “Cygnus,” “us,” “we,” “our,” etc.) as of and for the three-month periods ended March 31, 2002 and 2001 included herein are unaudited, but they include all adjustments (consisting only of normal recurring adjustments) that the management of Cygnus believes necessary for a fair presentation of the financial position as of the reported dates and the results of operations for the respective periods presented. Interim financial results are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2001 included in our 2001 Annual Report on Form 10-K.

2. Revenue Recognition

Product revenues are generated upon the sale of our GlucoWatch® Biographer and related accessories. The GlucoWatch Biographer consists of two integrated parts: the durable Biographer and the disposable, single-use AutoSensor. After the initial sale of the complete system, revenues will continue to be recorded upon the sale of additional AutoSensors and accessories to support the installed base of Biographer users.

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

Our contract revenues may include up-front and/or interim milestone payments from development and co-promotion agreements. Milestone payments will be recorded as revenue based on the provisions of the underlying agreement and the estimated period of continuing obligations, generally the contract term. No revenue is recognized for such milestones if there is any potential that these milestones may have to be repaid. The $5.0 million up-front milestone received in December 2001 and the $5.0 million payment expected in second quarter 2002 pursuant to our co-promotion agreement with Sankyo Pharma Inc. will be deferred from the initial product launch date because, upon the occurrence of certain circumstances in the first three years of our agreement resulting in termination of the agreement, the milestone amounts may have to be repaid to Sankyo. Consequently, if the agreement runs its full term, the milestone amounts will be recognized as revenue beginning in 2005 and continuing over the remaining life of our 12-year co-promotion agreement.

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

4. Comprehensive Loss

Unrealized gains or losses on investments for the three-month periods ended March 31, 2002 and 2001 were not material and total comprehensive loss approximated net loss for each of these periods.

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

Net inventories consist of the following:

	March 31, 2002	December 31, 2001
Raw materials	$1,990	$1,502
Work-in-process	1,525	455
Finished goods	303	30
	$3,818	1,987

Prior to the approval by the U.S. Food and Drug Administration (FDA) of our product and our commercial processes, material was generally charged to research and development expenses upon receipt. Once material is expensed, it will subsequently not be carried as inventory on the financial statements. Accordingly, inventory values at March 31, 2002 and December 31, 2001 and the cost of product revenues for the first quarter ended March 31, 2002 do not include previously expensed material. Inventories at March 31, 2002 relate to our GlucoWatch Biographer and AutoSensors.

Shipping and handling costs incurred by us have not been material to date and are included in the cost of product revenues.

6. Financing Instruments

Public Offering

On February 20, 2002, using shares of common stock previously registered on our universal shelf S-3 Registration Statement No. 333-60962, we closed a round of financing wherein we offered 4.0 million shares of our common stock to investors and granted an over-allotment option of 600,000 shares to the underwriters, CIBC World Markets Corp. and Robertson Stephens, Inc., which they exercised on February 28, 2002. From this offering we received gross proceeds in the amount of $16.1 million, out of which we paid a total of $1.0 million as an underwriting discount and we have paid $171,000 in offering expenses of the $250,000 total estimated offering expenses.

Convertible Debentures

In June 1999, we entered into a Convertible Debenture and Warrant Purchase Agreement (“Convertible Debenture”).  As of March 31, 2002, we had $3.0 million available under the Convertible Debenture.

Under the Convertible Debenture, 8.5% convertible debentures with a principal amount of $14.0 million due June 29, 2004 were issued at a conversion price of $12.705 per share. The Convertible Debenture also provided for the issuance of an additional $6.0 million of convertible debentures composed of two $3.0 million tranches (‘‘additional tranches’’) for similar terms and conditions, except for the determination of conversion prices upon issuance of additional tranches. The conversion prices for the additional tranches were to be determined based on certain market-based formulas defined in the original Convertible Debenture. In September 1999, we issued convertible debentures for $3.0 million pursuant to the terms of the additional tranches. The first additional tranche due on September 29, 2004 had a conversion price of $11.8663. The $3.0 million under the second additional tranche was still available as of March 31, 2002. The convertible debentures have a stated interest rate of 8.5% and an effective interest rate of 18.2%. The effective interest rate includes a non-cash charge of $6.6 million for the amortization of the implicit value of warrants issued in connection with the convertible debentures.

In conjunction with the issuance of convertible debentures, in June 1999 and September 1999, we issued to the debenture holders warrants to purchase 606,000 shares and 139,000 shares of common stock, respectively, at the respective exercise price of $13.86 per share and $16.18 per share. Each tranche of warrants had a contractual term of five years from the date of the respective grants. At the dates of the grants, the fair values ascribed to these warrants were $5.0 million and $1.1 million, respectively, based on a Black-Scholes valuation model, were recorded as debt discount, and are being amortized as additional interest expense over the debt term. We recorded amortization of $308,000 for each of the quarters ended March 31, 2002 and March 31, 2001. As of March 31, 2002, the aggregate unamortized fair value of the warrants amounted to $2.8 million.

Also in connection with the issuance of convertible debentures, we issued to the placement agent warrants to purchase 50,000 shares of common stock at the exercise price of $13.86 per share. At the date of grant, the fair value ascribed to the warrants was $417,000, based on a Black-Scholes valuation model, and that amount was recorded as deferred financing cost and is being amortized as additional interest expense over the debt term. We recorded amortization of $21,000 for each of  the quarters ended March 31, 2002 and March 31, 2001. As of March 31, 2002, the aggregate unamortized portion was $187,000.

Structured Equity Line Financing Agreements

In June 1999, we also entered into a Structured Equity Line Flexible FinancingSM Agreement (‘‘Equity Line’’). Since that time, we have entered into two additional Equity Line agreements, one in March 2001 and one in October 2001. As of March 31, 2002, we had received aggregate proceeds of $56.7 million pursuant to our Equity Lines, and we have $31.4 million available under our Equity Lines, of which $2.4 million is available under our second Equity Line and $29.0 million is available under our third Equity Line.

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

In May 2000, the Equity Line agreement was amended to increase the maximum aggregate issue price to $60.0 million, to provide for the issuance of warrants to purchase up to 600,000 shares of common stock, to replace the calculation used to determine the per share price with a formula more favorable to Cygnus, and to extend the commitment period to June 30, 2003. Under the original and amended Equity Line, we received aggregate proceeds of $26.1 million. In March 2001, we terminated our amended Equity Line agreement and entered into a second Equity Line agreement for a maximum aggregate issue price of $33.0 million with the same investors. The terms and conditions of this second Equity Line agreement were substantially the same as the prior amended Equity Line agreement, and the commitment period ends June 30, 2003. As of March 31, 2002, we had received aggregate proceeds of $30.6 million under the second Equity Line. On October 1, 2001, we entered into our third Equity Line agreement with the same Investors for a maximum aggregate issue price of $29.0 million. The terms and conditions of this third Equity Line agreement are substantially the same as the prior Equity Line agreements, and the commitment period ends December 31, 2004. As of March 31, 2002, we had not utilized the third Equity Line.

Under our Equity Lines, in 1999, we received gross proceeds of $9.5 million from the sale of 1.0 million shares of common stock. In 2000, we received gross proceeds of $14.2 million from the sale of 1.5 million shares of common stock. In 2001, we received gross proceeds of $33.0 million from the sale of 5.1 million shares of common stock.   We did not receive any proceeds under our Equity Lines for the quarter ended March 31, 2002.

In connection with the original and amended Equity Line, for the investors’ activities in 1999, we issued to the investors five-year warrants to purchase up to 95,000 shares of common stock at an exercise price of $11.51 per share. Pursuant to the agreements with the investors and the placement agent, for the investors’ activities in 2000, we issued to the investors five-year warrants to purchase up to 142,000 shares of common stock at exercise prices ranging from $6.00 to $20.40 and to the placement agent a five-year warrant to purchase up to 11,000 shares of common stock at an exercise price of $9.85. In January 2002, for the investors’ activities in 2001, we issued to the investors five-year warrants to purchase up to 24,000 and 471,000 shares of common stock at an exercise price of $6.99 and $9.76, respectively, and to the placement agent a five-year warrant to purchase up to 50,000 shares of common stock at an exercise price of $7.74 per share.

7. Arbitration Award Obligation

On December 11, 1997, the International Court of Arbitration issued a Final Award, which was not appealable, in an arbitration matter between Sanofi, S.A., now Sanofi~Synthelabo, and Cygnus relating to transdermal hormone replacement therapy systems. This Final Award was entered as a judgment of the United States District Court for the Northern District of California. We accrued an aggregate liability of $23.0 million in 1997 for the following obligations: (i) payments of an aggregate amount equal to $17.0 million as royalty payments for the period 2001 through 2005, payable 60 days after the end of each fiscal year ($2.0 million of which was paid in February 2002 for the year 2001, $3.0 million is to be paid for the year 2002, $4.0 million is to be paid for the year 2003, $4.0 million is to be paid for the year 2004 and $4.0 million is to be paid for the year 2005), and (ii) a convertible promissory note bearing interest at 6.5% per annum in the principal amount of $6.0 million, issued in December 1997, which was paid in full in cash with accrued annual interest of $390,000 in January 2002. The underlying agreement, which was the subject matter of the arbitration, was terminated on December 15, 1999.  As of March 31, 2002, the aggregate amount payable under this obligation was $15.0 million, of which $3.0 million is included in our current obligations.

8. Co-Promotion Agreement

In November 2001, we entered into a U.S. co-promotion agreement for our GlucoWatch Biographer and other similar glucose monitoring products with Sankyo Pharma Inc., a wholly owned subsidiary of Sankyo Co., Ltd., a multi-billion dollar Japanese pharmaceutical and medical products company. Pursuant to the agreement, Sankyo is required to pay us $10.0 million for the right to co-promote, which includes a $5.0 million up-front milestone payment that has been received and a second $5.0 million payment that we expect to receive in second quarter 2002. The $5.0 million up-front milestone received in December 2001 and the $5.0 million payment expected in second quarter 2002 will be deferred from the initial product launch date because, upon the occurrence of certain circumstances in the first three years of our agreement resulting in termination of the agreement, the milestone amounts may have to be repaid to Sankyo. Consequently, if the agreement runs its full term, the milestone amounts will be recognized as revenue beginning in 2005 and continuing over the remaining life of our 12-year co-promotion agreement. The agreement requires Sankyo to provide a specialty sales force of 50 people. Sankyo may also provide broad market coverage with their 450 primary care sales representatives. Under the agreement, we have an obligation to spend a minimum of $8.0 million in promotional funds for each of the first two years to advertise and promote our products. Thereafter, we will continue to fund promotional activities in amounts we deem appropriate.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements in this report, including in the documents incorporated by reference, are forward-looking statements that involve risks and uncertainties.  These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions and other statements contained in this report, including in the documents incorporated by reference, that are not statements of historical fact.  Forward-looking statements include, but are not limited to, statements about our ability to manufacture and commercially scale up the GlucoWatch Biographer, our plans for commercialization alliances, our ability to achieve market acceptance of the GlucoWatch Biographer, and our plans for enhancements and possible manufacturing changes through the pre-market approval supplement process.  In some cases, you can identify these statements by words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions.  We cannot guarantee future results, levels of activity, performance or achievements.  Our actual results and the timing of certain events may differ significantly from the results discussed in this report, including those under “Risk Factors” herein, as well as in the documents incorporated by reference.

General

We develop, manufacture and commercialize new and improved glucose monitoring devices. Our products are designed to provide more data to individuals and their physicians and enable them to make better-informed decisions on how to manage diabetes. Our first approved product, called the GlucoWatch® Biographer, is a non-invasive, automatic glucose monitoring device. Our GlucoWatch Biographer can be worn like a watch and provides up to three glucose measurements per hour for up to 12 hours. The GlucoWatch Biographer and our second-generation product are the only products approved by the U.S. Food and Drug Administration (FDA) that provide frequent, automatic and non-invasive measurement of glucose levels. We believe our product represents the most significant commercial technological advancement in self-monitoring of glucose levels since the advent, approximately 20 years ago, of finger-stick blood glucose measurement.

Our GlucoWatch Biographer consists of two components: a durable component known as the Biographer, and a consumable component known as the AutoSensor, which measures glucose for up to 12 hours. The GlucoWatch Biographer uses an extremely low electrical current to extract glucose molecules through the skin, using patented sampling processes. The glucose is extracted from interstitial fluid that surrounds skin cells, rather than from blood, eliminating the need for multiple finger pricks to provide glucose readings. The Biographer can be worn like a watch and functions like a computer, analyzing and responding to data received from the AutoSensor. The AutoSensor uses proprietary biosensor technology and snaps into the back of the Biographer. The AutoSensor is calibrated with a standard blood glucose measurement and takes three hours to warm up. After the warm-up period, the AutoSensor automatically and non-invasively extracts and measures glucose every 20 minutes for a period of up to 12 hours before requiring replacement. The user receives up to three glucose readings per hour.

We began selling the GlucoWatch Biographer in the United Kingdom in first quarter 2001.  The controlled U.K. launch has served as a valuable lead market in preparation for our commercialization in the United States. Our pre-market approval (PMA) supplement application for use of the GlucoWatch Biographer by children and adolescents (ages 7-17) with diabetes is currently under expedited review by the FDA.  In December 2001, we submitted a PMA supplement application to the FDA for the GlucoWatch® G2TM Biographer, our second-generation product, which reduces warm-up time (from three to two hours), increases the number of readings per hour (up to six versus three) and provides predictive alarms.  We completed this application on March 11, 2002 and received FDA approval on March 21, 2002.  We plan to launch this second-generation product during the second half of 2002.

Subsequent Events

On April 15, 2002, we launched the GlucoWatch Biographer in the United States.  Our GlucoWatch Biographer is intended for use by adults to detect trends and track patterns of glucose levels as an adjunctive device to supplement, but not replace, blood glucose testing.

Results of Operations

Our results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the demand for our products, product revenues and our cost of product revenues, as well as the level of our expenses during any given period. Historical results should not be viewed as indicative of future operating results. We are also subject to risks common to companies in our industry and at our stage of development, including risks inherent in our commercialization efforts, reliance upon our co-promotion partner, enforcement of our patents and proprietary rights, need for future capital, potential competition and uncertainty of regulatory approvals. We have experienced operating losses since our inception, and we expect to continue to incur operating losses at least until we have significant product sales, if we ever do. At March 31, 2002, our accumulated deficit and stockholders’ net capital deficiency were $263.6 million and $10.0 million, respectively.

Comparison for the Quarters Ended March 31, 2002 and 2001

Contract revenues for the quarter ended March 31, 2002 were $110,000, compared to $5.0 million for the quarter ended March 31, 2001. Contract revenues from our National Institutes of Health (NIH) Small Business Innovative Research (SBIR) Phase I grant are recognized as research services are performed. Total revenues recognized from this grant amounted to $110,000 for the quarter ended March 31, 2002. Contract revenues for the quarter ended March 31, 2001 were primarily due to milestone revenue from a former partner related to FDA approval of our GlucoWatch Biographer.

Product revenues for the quarter ended March 31, 2002 were $156,000 and reflected sales of our GlucoWatch Biographer in the United Kingdom. No product revenues were recognized for the quarter ended March 31, 2001.  On April 15, 2002, we launched the GlucoWatch Biographer in the United States and we anticipate receiving additional revenues from U.S. product sales in future periods.

Cost of product revenues for the quarter ended March 31, 2002 was $555,000. No cost of product revenues were recorded for the quarter ended March 31, 2001. Cost of product revenues consisted of material and other production costs associated with the manufacturing of our product for sale in the United Kingdom. Cost of product revenues did not include certain material and other product costs previously written off as research and development expense. If we were to include material and other product costs previously written off that were later used in the manufacture of our product, our cost of product revenues at current production levels would have been $63,000 greater than the reported amounts. Manufacturing costs included in the cost of each unit are greater at low unit volumes, such as have occurred in our controlled U.K. launch in 2001 and we expect to occur through our initial U.S. launch. Overall, we expect our gross margin to vary from period to period due to the mix of products sold, e.g., Biographers and AutoSensors, and demand fluctuations in the utilization of our manufacturing facilities.

Research and development expenses for the quarter ended March 31, 2002 were $3.7 million, compared to $6.8 million for the quarter ended March 31, 2001. In the first quarter of 2001, prior to FDA approval of our product and commercial processes, material was generally charged to research and development expenses upon receipt.  Starting in third quarter 2001, certain material was being carried in inventory to support ongoing U.K. sales and in anticipation of U.S. launch.  As a result, research and development expenses for the quarter ended March 31, 2002, when compared to the quarter ended March 31, 2001, decreased substantially.

Marketing, general and administrative expenses for the quarter ended March 31, 2002 were $3.8 million, compared to $3.1 million for the quarter ended March 31, 2001. The increase was primarily due to marketing efforts to support the development of education and training programs for health care professionals and patients, and development of promotional programs and materials in anticipation of a U.S. launch.

Interest and other income for the quarter ended March 31, 2002 were $74,000, compared to $1.4 million for the quarter ended March 31, 2001. Included in the March 31, 2001 interest and other income was a gain of $1.1 million resulting from the sale of certain marketable equity securities. Excluding that gain, interest income decreased by $200,000 when compared to 2001. This decrease was primarily due to the higher year 2001 interest income earned in conjunction with the higher average year 2001 cash, cash equivalents and investment balances.

Interest and other expense for the quarter ended March 31, 2002 were $849,000, compared to $970,000 for the quarter ended March 31, 2001. Included in interest and other expense for the quarters ended March 31, 2002 and 2001 are the interest accrued on our convertible debentures and the amortization of the value of the warrants issued in connection with our financing agreements. The decrease in interest and other expense was primarily due to the interest expense of $98,000 related to our Sanofi arbitration payments that was included in the quarter ended March 31, 2001.

Provision for taxes relates to taxes in foreign jurisdictions on income in the quarter ended March 31, 2002 and for foreign tax withholdings applicable to the milestone payment from a former partner recorded in first quarter of 2001.

Liquidity and Capital Resources

As of March 31, 2002, cash and cash equivalents of $14.0 million and investment balances of $7.2 million totaled $21.2 million.

Net cash used in operating activities for the quarter ended March 31, 2002 was $17.6 million, compared with net cash used of $9.4 million for the quarter ended March 31, 2001. Cash used in operating activities during the quarter ended March 31, 2002 was primarily due to the net loss from operations of $8.6 million and our Sanofi arbitration payments totaling $8.4 million. Cash used in operating activities during the quarter ended March 31, 2001 was primarily due to the net loss from operations of $4.9 million and an increase in accounts receivable of $4.5 million.

Net cash used in investing activities of $828,000 for the quarter ended March 31, 2002 resulted from the net purchases of investments of $623,000 and capital expenditures of $205,000. Net cash provided by investing activities of $5.4 million for the quarter ended March 31, 2001 resulted primarily from the net sales and maturities of investments of $4.3 million and from the net proceeds of $1.1 million from the sale of all of our Depomed, Inc. marketable equity securities.

Net cash provided by financing activities totaled $15.2 million for the quarter ended March 31, 2002 and included net proceeds of $14.9 million from the 2002 public offering of our common stock and additional stock proceeds of $382,000. Net cash provided by financing activities totaled $1.4 million for the quarter ended March 31, 2001 and included net proceeds of $2.3 million from the sales of common stock under our Equity Lines and additional stock proceeds of $431,000, offset by long-term debt repayments of $1.3 million.

The level of cash used in operating activities during previous periods is not necessarily indicative of the level of future cash usage. Our long-term capital expenditure requirements will depend upon numerous factors, including, but not limited to, (i) the resources that we devote to distribution, marketing and sale of our products, (ii) costs associated with high capacity manufacturing to meet market demand, (iii) the time required to obtain regulatory approvals, (iv) the additional expenditures to support the manufacture of new products, if and when approved, (v) the progress of our research and development programs and (vi) possible acquisitions of products and technologies.

Based upon current expectations for operating losses and projected short-term capital expenditures, we believe that existing cash, cash equivalents, and investments of $21.2 million, and the $31.4 million available from our Equity Lines as of March 31, 2002 will be sufficient to meet our existing operating expenses, commitments to provide promotional funds, debt servicing and repayments and capital expenditure requirements at least for the next 12 months. However, to support our commercialization activities in the United States, we will need additional funding, and such funding may include contract milestone payments, equity financing, debt issuance and the like. In addition, there can be no assurance that we will not require further financing, depending upon future business strategies, management decisions to accelerate certain research and development programs, and other factors.

Risk Factors

We wish to caution stockholders and other investors that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statements made by or on behalf of Cygnus. The statements under this caption are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose.

We have incurred substantial losses, have a history of operating losses, have an accumulated deficit and stockholders’ net capital deficiency and expect continued operating losses.

We had a net loss of $8.6 million for the quarter ended March 31, 2002. At March 31, 2002, our accumulated deficit and stockholders’ net capital deficiency were $263.6 million and $10.0 million, respectively. We have experienced operating losses since our inception, and we expect to continue to incur operating losses at least until we have significant product sales, if we ever do. Our historical revenues have been derived primarily from product development and licensing fees related to our products under development and manufacturing and royalty revenues from our drug delivery business, which was sold in December 1999.  We may fail in our efforts to introduce our current and future products or to obtain additional required regulatory clearances. Our products may never gain market acceptance, and we may never generate significant revenues or achieve profitability. Furthermore, we expect to significantly increase our level of expenditures for sales, marketing and general and administrative activities in connection with product commercialization, and these expenditures may exceed commercial revenues.

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

Our product pipeline is severely limited, so the failure of our initial glucose monitoring products could result in the failure of our entire business.

We are exclusively focused on diagnostic medical devices, initially on a line of frequent, automatic and non-invasive glucose monitoring devices. This narrow range of products subjects us to the risk of not having alternative sources of revenue if we are unable to commercialize our narrow line of products. We may not be successful with a non-diversified line of products. A failure of our initial product, the GlucoWatch Biographer, could cut off our only potential source of revenue and result in the failure of our entire business, as could the failure of any of our future products.

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

We have established alliances to facilitate commercialization functions in the United States and the United Kingdom for the GlucoWatch Biographer. In the United States, we have an outsource logistics service contract with UPS Logistics, formerly Livingston Healthcare Services, Inc., for distribution and order processing functions. We have a small sales force, and we have a co-promotion agreement with Sankyo Pharma Inc. with respect to sales of the GlucoWatch Biographer in the United States. In the United Kingdom, we have logistics and customer service contracts, although the sales function is handled by us. We rely on supply and manufacturing agreements, including those with Corium International, E.I. du Pont de Nemours and Company, Hydrogel Design Systems, Inc., Key Tronic Corporation, and Sanmina Corporation, among others. We may never be able to secure necessary commercialization agreements in other countries. If we are unable to secure these necessary agreements, we may not be able to sell our products or, even if such sales are possible, to broadly launch our products in other countries.

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

The design, manufacturing, labeling, distribution and marketing of our products are subject to extensive and rigorous government regulation in the United States and certain other countries where the process of obtaining and maintaining required regulatory clearance or approvals is lengthy, expensive and uncertain. The FDA may not approve additional enhancements and possible manufacturing changes to the Biographer and AutoSensor or it may require us to file one or more new PMA applications rather than allowing us to supplement our existing PMA application, which was approved in March 2001. Even if the FDA grants us expedited review status on an application for approval, obtaining approval of a PMA or a PMA supplement could take a substantial period of time, and the FDA may not ultimately grant such approval. Moreover, even if regulatory approval is granted, such approval may include significant limitations on intended uses for which any such products could be marketed.

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

Development and protection of our intellectual property are critical to our business. If we do not adequately protect our intellectual property, both in the United States and abroad, competitors may be able to practice our technologies. Our success depends in part on our ability to:

•                                          obtain patent protection for our products and processes in both the United States and other countries

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

Our products could infringe on the intellectual property rights of others, possibly causing us to engage in costly litigation and, if we are not successful, causing us to pay substantial damages and prohibiting us from selling our products.

Third parties may assert infringement or other intellectual property claims against us based on their patents or other intellectual property claims. We may have to pay substantial damages, possibly including treble damages, for past infringement if it is ultimately determined that our products infringe a third party’s patents. Furthermore, we may be prohibited from selling our products before we obtain a license that, if available at all, may require us to pay substantial royalties. Even if infringement claims against us are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns and also divert efforts of our technical personnel.

We may be unable to build brand loyalty because our trademarks and trade names may not be protected.

Our registered or unregistered trademarks or trade names, such as the mark “GlucoWatch,” may be challenged, canceled, infringed upon, circumvented, declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, without which we may be unable to build brand loyalty. Brand recognition is critical to our short-term and long-term marketing strategies especially as we commercialize future enhancements to our products. Moreover, if our trademarks are found to infringe on marks belonging to third parties, we may be forced to market our products under a different name, possibly requiring a costly and difficult re-branding effort, and we could be ordered to pay damages to a third party.

If any of our license agreements or other contracts for intellectual property relating to our products are terminated or made non-exclusive, our ability to develop, manufacture or market our products may be materially impaired.

We have entered into agreements with various third parties, including The Regents of the University of California, for licenses of certain intellectual property related to the Biographer and AutoSensor. Pursuant to these agreements, we have been granted rights to certain technologies and manufacturing elements related to our products. These agreements impose on us specific obligations, including, in the case of the University of California license, royalty payments and commercialization milestones. If we fail to meet our obligations under any of these agreements, the license or other rights may be terminated or, in the case of an exclusive arrangement, be made non-exclusive. If any such license or other right is terminated, we may lose our ability to incorporate the applicable technology into our products or to use such technology in the manufacture of our products, possibly impairing our ability to produce or market the GlucoWatch Biographer or other products. If any such license or other right is made non-exclusive, we may be unable to prevent others from developing, manufacturing and marketing devices based on the same or similar technologies.

Our stock price is volatile, and you may not be able to resell Cygnus shares at or above the price you paid, or at all.

The market price for shares of our common stock has been highly volatile. Factors such as new product introductions by us or our competitors, regulatory approvals or delays, announcements of technological innovations, commencement or termination of strategic relationships, developments relating to our patents or proprietary rights or those of our competitors, the results of clinical trials for our products or products of our competitors and changes in securities analysts’ recommendations, as well as period-to-period fluctuations in financial results, may have a significant impact on the market price of the common stock.

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

We are highly leveraged and may be unable to service our debt or satisfy our other obligations. If we cannot pay amounts due under our obligations, we may need to refinance all or a portion of our existing debt, sell equity securities or sell all or a portion of our assets.

As of March 31, 2002, we had total liabilities of $48.1 million, excluding unamortized debt discount of $2.8 million, and our current liabilities were $9.4 million, excluding deferred revenue of $5.0 million. Our ability to meet our debt service obligations and other liabilities depends upon our future performance, which will depend upon financial, business and other factors, many of which are beyond our control. We may fail to generate sufficient cash flows in the future to cover our fixed charges or to permit us to satisfy any redemption obligations pursuant to our indebtedness. If we cannot generate sufficient cash flows in the future to cover our fixed charges or to permit us to satisfy any redemption obligations pursuant to our indebtedness and we are unable to borrow sufficient funds under our credit facilities or from other sources, we may need to refinance all or a portion of our existing debt, sell equity securities or sell all or a portion of our assets. We may not successfully complete any of these courses of action. The degree to which we are leveraged could exacerbate limitations on our ability to obtain financing for working capital, commercialization of products or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In the event of insolvency, bankruptcy, liquidation, reorganization, dissolution or winding-up of our business or upon default or acceleration relating to our debt obligations, our assets would first be available to pay the amounts due under our debt obligations. Holders of our common stock would only receive any assets remaining after satisfaction in full of all indebtedness and preferred stock liquidation preferences, if any.

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

Price Per Share	Number of Shares Issued Based on a $7.0 Million Maximum (one month)
$20.00	350,000
$15.00	466,667
$10.00	700,000
$5.00	1,400,000

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

In order to market and sell our GlucoWatch Biographer, as well as continue to develop our diagnostic product line, we will require substantial resources. Although we currently have financing instruments in place, we may seek additional funding through public or private financings, including debt or equity financings. We may also seek other financing arrangements. Any additional equity financings are likely to dilute the holdings of current stockholders. Debt financing, if available, may restrict our ability to issue dividends in the future and to take other actions. We may not be able to obtain adequate funds when we need them from financial markets or other sources. In particular, our ability to raise funds through the capital markets may be materially adversely affected as a result of any general reduction in commercial activity occasioned by terrorist activity or armed conflict. Even if funds are available, they may not be available on acceptable terms. If we cannot obtain sufficient additional funds, we may have to delay, scale back or eliminate some or all of our commercialization and development activities, license or sell products or technologies that we would otherwise seek to develop ourselves or declare bankruptcy. The amounts and timing of future expenditures will depend on the sales volumes of our GlucoWatch Biographer, the FDA regulatory process, ongoing research and development, results of clinical trials, rates at which operating losses are incurred, execution of commercialization or other agreements, development of our products and other factors, many of which are beyond our control.

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

Furthermore, if we were to fail to maintain our listing with Nasdaq, our investors under the Equity Line agreements might elect to suspend or terminate those agreements. Additionally, under the terms of our convertible debt, we are required to maintain our listing with Nasdaq. As of March 31, 2002, we had outstanding convertible debt in the amount of $21.4 million (including accrued interest). In the event our shares were to be de-listed, the holders could assert that a default had occurred. A default would result in all outstanding principal and interest becoming immediately due and payable. Payment of these amounts would require us to obtain alternative financing, which may not be available on acceptable terms, if at all, and could lead to bankruptcy.

We do business internationally and are thus subject to corresponding additional political, economic and regulatory uncertainties.

We currently market and sell the GlucoWatch Biographer internationally in the United Kingdom. We believe that, because our industry is global in nature, international activities will continue to be a part of our business activities and that a portion of our revenues will be derived from outside the United States. International operations may be limited or disrupted by:

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

Provisions of our charter documents and Delaware law may inhibit a takeover, thus limiting the price investors might be willing to pay in the future for our common stock.

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

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2001.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 6.  Exhibits and Reports on Form 8-K

a)             Exhibits

The following exhibits are filed herewith or incorporated by reference:

3.01                           Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.01 of Registrant’s Form 10-Q for the quarter ended March 31, 2000.

3.02                           Restated Articles of Incorporation of the Registrant, as amended to date, incorporated by reference to Exhibit 3.02 of Registrant’s Form 10-Q for the quarter ended March 31, 2000.

4.01                           Specimen of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 33-38363) filed on December 21, 1990 (Form S-1).

4.02                           Form of Senior Indenture, incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form S-3/A (File No. 33-39275) filed on November 12, 1997 (November 1997 Form S-3/A).

4.03                           Form of Subordinated Indenture, incorporated by reference to Exhibit 4.2 filed with the Registrant’s November 1997 Form S-3/A.

4.04                           Form of Senior Debt Security, incorporated by reference to Exhibit 4.3 filed with the Registrant’s November 1997 Form S-3/A.

4.05                           Form of Subordinated Debt Security, incorporated by reference to Exhibit 4.4 filed with the Registrant’s November 1997 Form S-3/A.

4.06                           First Supplemental Indenture dated February 3, 1998 by and between the Registrant and State Street Bank and Trust Company of California, N.A., incorporated by reference to Exhibit 4.5 of the Registrant’s Form 8-K dated February 4, 1998.

4.07                           Second Supplemental Indenture dated October 28, 1998, by and between the Registrant and State Street Bank and Trust Company of California, N.A., to the Indenture dated as of February 3, 1998 and the First Supplemental Indenture dated as of February 3, 1998, incorporated by reference to Exhibit 4.8 of the Registrant’s Form 8-K filed on October 30, 1998.

4.08                           Amended and Restated Rights Agreement dated October 27, 1998 between the Registrant and ChaseMellon Shareholder Services, L.L.C. (the “Rights Agent” successor to Chemical Trust), which includes the Certificate of Determination for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit 99.2 of the Registrant’s Form 8-A12B/A (File No. 0-18962) filed on December 14, 1998.

4.09                           Registration Rights Agreement dated June 30, 1999 between the Registrant and Cripple Creek Securities, LLC, incorporated by reference to Exhibit 4.11 of the Registrant’s Form 10-Q for the quarter ended June 30, 1999.

4.10                           Registration Rights Agreement dated June 29, 1999 between the Registrant and the listed Investors on Schedule I thereto, incorporated by reference to Exhibit 4.12 of the Registrant’s Form 10-Q for the quarter ended June 30, 1999.

4.11                           Registration Rights Agreement dated October 1, 2001 between Cygnus, Inc. and Cripple Creek Securities, LLC, incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 (File No. 333-71524) filed on October 12, 2001.

b)            Reports on Form 8-K

The following Current Reports on Form 8-K were filed during the first quarter of 2002:

On January 22, 2002, we filed a Current Report on Form 8-K, reporting under Item 5 that we were filing a preliminary prospectus supplement with the Securities and Exchange Commission (SEC) relating to a proposed underwritten public offering of common stock.

On February 14, 2002, we filed a Current Report on Form 8-K, reporting under Item 5 the pricing of our public offering.

On February 28, 2002, we filed a Current Report on Form 8-K, reporting under Item 5 our 2001 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYGNUS, INC.

Date:	May 1, 2002	By:	/s/ John C Hodgman
John C Hodgman
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 1, 2002	By:	/s/ Craig W. Carlson
Craig W. Carlson
Chief Operating Officer and Chief Financial Officer (Principal Accounting Officer)