Form 10-Q
period 2002-06-30
CYGNUS INC /DE/
filed 2002-08-14
CIK 870755

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 0-18962

CYGNUS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-2978092
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

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

Yes ☒ No ☐

As of August 1, 2002, there were 38,351,392 shares of the Registrant’s common stock outstanding.

CYGNUS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CYGNUS, INC.
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Product revenues	$178	$39	$334	$39
Contract revenues	138	32	248	5,065
Total revenues	316	71	582	5,104

Costs and expenses:
Cost of product revenues	1,788	—	2,343	—
Research and development	3,938	8,295	7,601	15,050
Marketing, general and administrative	5,342	4,564	9,187	7,711
Total costs and expenses	11,068	12,859	19,131	22,761

Loss from operations	(10,752)	(12,788)	(18,549)	(17,657)

Interest and other income	148	658	213	2,049
Interest and other expense	(916)	(916)	(1,756)	(1,885)

Loss from operations before tax	(11,520)	(13,046)	(20,092)	(17,493)

Provision for taxes	6	—	18	500

Net loss	$(11,526)	$(13,046)	$(20,110)	$(17,993)

Net loss per share, basic and diluted	$(0.30)	$(0.46)	$(0.55)	$(0.64)

Shares used in computation of net loss per share, basic and diluted	38,189	28,646	36,741	28,181

 (See accompanying notes.)

CYGNUS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30,	December 31,
	2002	2001
	(unaudited)	(Note)
ASSETS:
Current assets:
Cash and cash equivalents	$13,808	$17,142
Short-term investments	3,448	6,607
Accounts receivable	1,328	44
Inventories	4,740	1,987
Prepaid expenses and other current assets	1,757	1,220
Current portion of employee notes receivable	204	108
Total current assets	25,285	27,108

Equipment and improvements:
Office and laboratory equipment	15,402	15,213
Leasehold improvements	610	610
Construction in progress	1,494	1,201
	17,506	17,024
Less accumulated depreciation and amortization	(10,047)	(9,022)
Net equipment and improvements	7,459	8,002

Other assets	460	571
Total assets	$33,204	$35,681

LIABILITIES AND STOCKHOLDERS’ NET CAPITAL DEFICIENCY:
Current liabilities:
Accounts payable	$5,733	$2,789
Accrued compensation	2,263	3,534
Other accrued liabilities	821	821
Deferred revenue	10,000	5,025
Deferred margin on product shipments	959	—
Current portion of arbitration obligation	3,000	8,390
Current portion of capital lease obligation	73	69
Total current liabilities	22,849	20,628

Long-term portion of arbitration obligation	12,000	15,000
Long-term portion of capital lease obligation	114	151
Convertible debentures, net of discount of $2,517 in 2002 and $3,133 in 2001	19,296	17,789
Other long-term liabilities	101	161

Stockholders’ net capital deficiency:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 95,000 shares authorized; 38,351 and 33,144 shares issued and outstanding as of June 30, 2002 and December 31, 2001, respectively	38	33
Additional paid-in-capital	253,940	236,942
Accumulated deficit	(275,134)	(255,023)
Stockholders’ net capital deficiency	(21,156)	(18,048)
Total liabilities and stockholders’ net capital deficiency	$33,204	$35,681

Note: The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

(See accompanying notes.)

CYGNUS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six months ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(20,110)	$(17,993)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	1,038	724
Amortization of debt issuance and financing costs and debt discount debt discount	717	717
Realized gain on sale of investments	—	(1,144)
Loss on sale of equipment	10	124
Stock-based compensation	4	31
Change in operating assets and liabilities
Increase in accounts receivable	(1,284)	(17)
Increase in inventory	(2,753)	—
Arbitration liability	(8,390)	195
Prepaid expenses and other assets	(630)	(540)
Accounts payable and other accrued liabilities	3,894	1,187
Accrued compensation	116	2,759
Deferred revenue	4,975	18
Deferred margin on product shipments	959	—
Other liabilities	(119)	(71)
Net cash used in operating activities	(21,573)	(14,010)

Cash flows from investing activities:
Capital expenditures	(497)	(427)
Purchases of investments	(10,247)	(2,600)
Sale of investments	12,350	5,865
Maturity of investments	1,053	4,643
Net cash provided by/(used in) investing activities	2,659	7,481

Cash flows from financing activities:
Issuance of common stock	15,614	20,995
Principal payments of long-term debt	—	(2,652)
Principal payments of capital lease obligations	(34)	—
Net cash provided by financing activities	15,580	18,343

Net decrease in cash and cash equivalents	(3,334)	11,814
Cash and cash equivalents at beginning of period	17,142	8,058
Cash and cash equivalents at end of period	$13,808	$19,872

Supplemental disclosure of cash flows information
Borrowing on long-term capital lease obligation	$—	$51
Interest expense	$14	$111
Foreign tax paid	$—	$500

Supplemental schedule of non-cash investing and financing activities
Issuance of shares in lieu of cash bonus	$1,386	$—

(See accompanying notes.)

Notes to the Condensed Consolidated Financial Statements (unaudited)`

1. Basis of Presentation

The interim condensed consolidated financial statements of Cygnus, Inc. and its subsidiaries (the “Company,” “Cygnus,” “us,” “we,” “our,” etc.) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (i.e., GAAP) have been condensed or omitted.  The interim condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present a fair statement of the results for the interim periods presented. Interim financial results are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2001 included in our 2001 Annual Report on Form 10-K.

2. Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses during the reporting period.  Actual results could differ from those estimates.

3. Revenue Recognition

Product revenues are generated upon the sale of our GlucoWatch® Biographer System and related accessories in the United Kingdom and the United States. The GlucoWatch Biographer System consists of two integrated parts: the durable Biographer and the disposable, single-use AutoSensor. After the initial sale of the complete system, revenues will continue to be recorded upon the sale of additional AutoSensors and accessories to support the installed base of Biographer users.

Product sales are recorded on shipment, when transfer of title has taken place, there is persuasive evidence of an agreement, the price is fixed and determinable, and collection is reasonably ensured. We may, from time to time, institute programs that allow the customer to return products for credit. In such instances, until we have an adequate demonstrated history of returns, we will defer revenue until the allowed return period expires. We accrue for estimated warranty costs and other allowances when the revenues from product sales are recognized.  Revenue on sale of AutoSensors to distributors is deferred until the sale of the product to end users.

Our contract revenues may include up-front and/or interim milestone payments from development, co-promotion, and sales, marketing and distribution agreements. Milestone payments will be recorded as revenue based on the provisions of the underlying agreement and the estimated period of continuing obligations, generally the contract term. No revenue is recognized for such milestones if there is any potential that these milestones may have to be repaid. All milestone payments received pursuant to our contractual arrangements with Sankyo Pharma Inc. have been deferred because, upon the occurrence of certain circumstances in the first three years of our contractual relationship resulting in termination of the agreement, the milestone amounts may have to be repaid to Sankyo. Consequently, if the contractual relationship runs its full term, the milestone amounts will be recognized as revenue beginning in 2005 and continuing over the remaining initial 12-year agreement with Sankyo.

Our contract revenues also include payments received pursuant to research grants. Revenue is recognized based on the performance requirements of the grant contract and as reimbursable expenses are incurred.

4. Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding (excluding shares subject to repurchase). Shares issuable from stock options, warrants and convertible debentures are excluded from the diluted loss per share computation, as their effect is anti-dilutive.

5. Comprehensive Loss

Unrealized gains or losses on investments for the three-month and six-month periods ended June 30, 2002 and 2001 were not material, and total comprehensive loss approximated net loss for each of these periods.

6. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, after appropriate consideration has been given to obsolescence and inventories in excess of anticipated future demand. However, due to the early stage of our product commercialization activities, the estimates required in inventory valuation, including production yields and normal capacity, labor costs incurred in the production of each unit and overhead costs applicable to manufacturing operations, are inherently uncertain. Thus, actual results may differ from those estimates. We will continue to evaluate the estimates in our inventory valuation as our manufacturing operations become more stable and quantities reach more sustained levels. Adjustments to inventory for potential obsolescence or for inventories in excess of demand are also determined based on significant estimates, which could subsequently change.

Net inventories consist of the following:

	June 30, 2002	December 31, 2001
Raw materials	$3,742	$1,502
Work-in-process	793	455
Finished goods	205	30
	$4,740	$1,987

Prior to the approval by the U.S. Food and Drug Administration (FDA) of our product and our commercial processes, material was generally charged to research and development expenses upon receipt. Once material is expensed, it will subsequently not be carried as inventory on the financial statements. Accordingly, inventory values at June 30, 2002 and December 31, 2001 and the cost of product revenues for the quarter ended June 30, 2002 do not include previously expensed material. During the quarter ended June 30, 2002, we wrote off approximately $1.1 million in inventory value due to the excess first-generation Biographer inventory caused by the earlier-than-expected FDA approval and anticipated launch of our second-generation Biographer. Inventories at June 30, 2002 relate to our GlucoWatch Biographers and AutoSensors.

Shipping and handling costs incurred by us have not been material to date and are included in the cost of product revenues.

7. Financings

Public Offering

On February 20, 2002, using shares of common stock previously registered on our universal shelf S-3 Registration Statement No. 333-60962, we closed a round of financing wherein we offered 4.0 million shares of our common stock to investors and granted an over-allotment option of 600,000 shares to the underwriters, CIBC World Markets Corp. and Robertson Stephens, Inc., which they exercised on February 28, 2002. From this offering, we received gross proceeds in the amount of $16.1 million, out of which we paid a total of $1.0 million as an underwriting discount and we paid $318,000 in offering expenses.

Convertible Debentures

In June 1999, we entered into a Convertible Debenture and Warrant Purchase Agreement (“Convertible Debenture”). As of June 30, 2002, the total outstanding balance plus accrued interest on the Convertible Debenture totaled $21.8 million.

Under the Convertible Debenture, 8.5% convertible debentures with a principal amount of $14.0 million due June 29, 2004 were issued at a conversion price of $12.705 per share. The Convertible Debenture also provided for the issuance of an additional $6.0 million of convertible debentures composed of two $3.0 million tranches (‘‘additional tranches’’) for similar terms and conditions, except for the determination of conversion prices upon issuance of additional tranches. The conversion prices for the additional tranches were to be determined based on certain market-based formulas defined in the original Convertible Debenture. In September 1999, we issued convertible debentures for $3.0 million pursuant to the terms of the additional tranches. The first additional tranche due on September 29, 2004 had a conversion price of $11.8663. The $3.0 million under the second additional tranche was still available as of June 30, 2002, subject to approval by both parties. The convertible debentures have a stated interest rate of 8.5% and an effective interest rate of 18.2%. The effective interest rate includes a non-cash charge of $6.6 million for the amortization of the implicit value of warrants issued in connection with the convertible debentures.

In conjunction with the issuance of convertible debentures, in June 1999 and September 1999, we issued to the debenture holders warrants to purchase 606,000 shares and 139,000 shares of common stock, respectively, at the respective exercise price of $13.86 per share and $16.18 per share. Each tranche of warrants had a contractual term of five years from the date of the respective grants. At the dates of the grants, the fair values ascribed to these warrants were $5.0 million and $1.1 million, respectively, based on a Black-Scholes valuation model, were recorded as debt discount, and are being amortized as additional interest expense over the debt term. We recorded amortization of $308,000 for each of the quarters ended June 30, 2002 and June 30, 2001. We recorded amortization of $616,000 for each of the six months ended June 30, 2002 and June 30, 2001. As of June 30, 2002, the aggregate unamortized fair value of the warrants amounted to $2.5 million.

Also in connection with the issuance of convertible debentures, we issued to the placement agent warrants to purchase 50,000 shares of common stock at the exercise price of $13.86 per share. At the date of grant, the fair value ascribed to the warrants was $417,000, based on a Black-Scholes valuation model, and that amount was recorded as deferred financing cost and is being amortized as additional interest expense over the debt term. We recorded amortization of $21,000 for each of the quarters ended June 30, 2002 and June 30, 2001. We recorded amortization of $42,000 for each of the six months ended June 30, 2002 and June 30, 2001. As of June 30, 2002, the aggregate unamortized portion was $167,000.

Structured Equity Line Financing Agreements

In June 1999, we also entered into a Structured Equity Line Flexible FinancingSM Agreement (‘‘Equity Line’’). Since that time, we have entered into two additional Equity Line agreements, one in March 2001 and one in October 2001. As of June 30, 2002, we had received aggregate proceeds of $57.2 million pursuant to our Equity Lines, and we have $30.9 million available under our Equity Lines, of which $1.9 million is available under our second Equity Line and $29.0 million is available under our third Equity Line.

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

In May 2000, the Equity Line agreement was amended to increase the maximum aggregate issue price to $60.0 million, to provide for the issuance of warrants to purchase up to 600,000 shares of common stock, to replace the calculation used to determine the per share price with a formula more favorable to Cygnus, and to extend the commitment period to June 30, 2003. Under the original and amended Equity Line, we received aggregate proceeds of $26.1 million. In March 2001, we terminated our amended Equity Line agreement and entered into a second Equity Line agreement for a maximum aggregate issue price of $33.0 million with the same investors. The terms and conditions of this second Equity Line agreement were substantially the same as the prior amended Equity Line agreement, and the commitment period ends June 30, 2003. As of June 30, 2002, we had received aggregate proceeds of $31.1 million under the second Equity Line. On October 1, 2001, we entered into our third Equity Line agreement with the same investors for a maximum aggregate issue price of $29.0 million. The terms and conditions of this third Equity Line agreement are substantially the same as the prior Equity Line agreements, and the commitment period ends December 31, 2004. As of June 30, 2002, we had not utilized the third Equity Line.

Under our Equity Lines, in 1999, we received gross proceeds of $9.5 million from the sale of 1.0 million shares of common stock. In 2000, we received gross proceeds of $14.2 million from the sale of 1.5 million shares of common stock. In 2001, we received gross proceeds of $33.0 million from the sale of 5.1 million shares of common stock. In the second quarter of 2002, we received gross proceeds of $528,000 from the sale of 170,000 shares of our common stock under the second Equity Line.

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

8. Arbitration Award Obligation

On December 11, 1997, the International Court of Arbitration issued a Final Award, which was not appealable, in an arbitration matter between Sanofi, S.A., now Sanofi~Synthelabo, and Cygnus relating to transdermal hormone replacement therapy systems. This Final Award of $37.0 million was entered as a judgment of the United States District Court for the Northern District of California. An initial payment of $14.0 million was made within 14 days of the Final Award, and in 1997 we accrued an aggregate remaining liability of $23.0 million for the following obligations: (i) payments of an aggregate amount equal to $17.0 million as royalty payments for the period 2001 through 2005, payable 60 days after the end of each fiscal year ($2.0 million of which was paid in February 2002 for the year 2001, $3.0 million is to be paid for the year 2002, $4.0 million is to be paid for the year 2003, $4.0 million is to be paid for the year 2004 and $4.0 million is to be paid for the year 2005), and (ii) a convertible promissory note bearing interest at 6.5% per annum in the principal amount of $6.0 million, issued in December 1997, which was paid in full in cash with accrued annual interest of $390,000 in January 2002. The underlying agreement, which was the subject matter of the arbitration, was terminated on December 15, 1999. As of June 30, 2002, the aggregate amount payable under this obligation was $15.0 million, of which $3.0 million is included in our current obligations.

9. Contractual Arrangements with Sankyo Pharma Inc.

In November 2001, we entered into a U.S. co-promotion agreement for our GlucoWatch Biographer and other similar glucose monitoring products with Sankyo Pharma Inc. (“Sankyo”), a wholly owned U.S. subsidiary of Sankyo Co., Ltd., a multi-billion dollar Japanese pharmaceutical and medical products company. Pursuant to this agreement, Sankyo paid us milestone payments totaling $10.0 million.  This agreement required Sankyo to provide a specialty sales force of 50 people. Under the agreement, we had an obligation to spend a minimum of $8.0 million in promotional funds for each of the first two years to advertise and promote our products, and thereafter we were to continue to fund promotional activities in amounts we deemed appropriate.

On July 8, 2002, we entered into a U.S. sales, marketing and distribution agreement with Sankyo that completely supersedes and replaces the November 2001 co-promotion agreement.  Under the new agreement, Sankyo is responsible for sales, marketing, managed care and government contracting, and distribution of our GlucoWatch Biographer and other similar glucose monitoring products for a period of 12 years. Sankyo is required to provide a specialty sales force of 100 people during the term of the agreement to exclusively market and sell our products  and to utilize its large national primary care sales force. Sankyo is required to pay us an additional $15 million in milestone payments, of which $12.5 million was received on July 17, 2002 and an additional $2.5 million to be paid upon FDA approval of our PMA supplement application for use of the Biographer by children and adolescents (ages 7 to 17).

The $22.5 million in milestones already received and the additional $2.5 million to be received subject to FDA approval are to be recognized as revenue over the initial 12-year term of our contractual relationship (from April 1, 2002 until April 1, 2014), with no recognition of revenue in the first three years because, upon the occurrence of certain circumstances in the first three years of our contractual relationships that result in the termination of the agreement, the milestone amounts may have to be repaid to Sankyo. Consequently, if the agreement runs its full term, the milestone amounts will be recognized as revenue beginning in 2005 and continuing over the remaining 12-year initial term of the agreement. In 2005, we will record the accumulated revenue for the first three years, and thereafter will record proportional amounts of the deferred revenue ratably over the remaining period.  As a result, we anticipate recording contract revenue of $7.8 million in 2005, and $521,000 per quarter thereafter throughout the remaining initial term of the contract.  Under the new agreement, Sankyo assumes the responsibility for promotional funds beginning in 2003, and thereafter we are no longer obligated to support such activities.  For the year 2002, we are obligated to incur $10.0 million in expenses for advertising and promotional activities.  However, we will defer reimbursements of payments made by Sankyo on our behalf for approximately one year.  Sankyo will receive a significantly increased percentage of the net sales beginning in 2003 as a result of the additional responsibilities it has assumed under the new agreement, however a portion of Sankyo’s share of net sales during the first three years of the agreement will be deferred and retained by Cygnus

10. Subsequent Event

        On July 8, 2002, we restructured our U.S. personnel positions to reflect the changed requirements for the expanded agreement with Sankyo and to reduce costs.  We implemented a reduction-in-force, resulting in the elimination of 20 employee positions in the United Stated, primarily in sales and marketing, and 8 employee positions in the United Kingdom.  The costs associated with this reduction-in-force are not significant in comparison to our quarterly results.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements in this report, including in the documents incorporated by reference, are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions and other statements contained in this report, including in the documents incorporated by reference, that are not statements of historical fact. Forward-looking statements include, but are not limited to, statements about our ability to manufacture and commercially scale up the GlucoWatch Biographer and our second-generation product, our plans for commercialization alliances, our ability to achieve market acceptance of the GlucoWatch Biographer and second-generation product, and the speed and potential results of the regulatory process. In some cases, you can identify these statements by words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continues,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions. We cannot guarantee future results, levels of activity, performance or achievements. Our actual results and the timing of certain events may differ significantly from the results and timing discussed in this report, including those under “Risk Factors” herein, as well as in the documents incorporated by reference.

General

We develop, manufacture and commercialize new and improved glucose monitoring devices. Our products are designed to provide more data to individuals and their physicians and enable them to make better-informed decisions on how to manage diabetes. Our first approved product, called the GlucoWatch® Biographer, is a non-invasive, automatic glucose monitoring device. Our GlucoWatch Biographer can be worn like a watch and provides up to three glucose measurements per hour for up to 12 hours. The GlucoWatch Biographer and the GlucoWatch® G2TM Biographer, our second-generation product, are the only products approved by the U.S. Food and Drug Administration (FDA) that provide frequent, automatic and non-invasive measurement of glucose levels. We believe our products represent the most significant commercial technological advancement in self-monitoring of glucose levels since the advent, approximately 20 years ago, of finger-stick blood glucose measurement.

Our GlucoWatch Biographer system consists of two components: a durable component known as the Biographer, and a consumable component known as the AutoSensor.  The GlucoWatch Biographer uses an extremely low electrical current to extract glucose molecules through the skin, using patented sampling processes. The glucose is extracted from interstitial fluid that surrounds skin cells, rather than from blood, eliminating the need for multiple finger pricks to provide glucose readings. The Biographer can be worn like a watch and functions like a computer, analyzing and responding to data received from the AutoSensor. The AutoSensor uses proprietary biosensor technology and snaps into the back of a Biographer. The AutoSensor is calibrated with a standard blood glucose measurement and has a warm-up period. After the warm-up period, the AutoSensor automatically and non-invasively frequently extracts and measures glucose for its duration period before requiring replacement.

We began the U.S. market launch of our first-generation GlucoWatch Biographer on April 15, 2002.  On March 21, 2002, the FDA approved our GlucoWatch G2 Biographer, and we plan to launch this product in the United States during the second half of 2002. Our second-generation product reduces warm-up time (from three to two hours), increases the number of readings per hour (up to six versus up to three), extends AutoSensor duration (from 12 to 13 hours) and provides predictive low-alert alarms.

Our pre-market approval (PMA) supplement application for use of our products by children and adolescents (ages 7-17) with diabetes is currently under expedited review by the FDA. Data from a clinical trial studying the use of the GlucoWatch Biographer in 40 children and adolescents with Type 1 diabetes show that use of the device led to a significant, sustained improvement in glycemic control for 9 months.

Recent Events

On July 8, 2002, we entered into a U.S. sales, marketing and distribution agreement with Sankyo Pharma Inc. (“Sankyo”), a wholly owned U.S. subsidiary of Sankyo Co., Ltd., a multi-billion dollar Japanese pharmaceutical and medical products company.  This new agreement completely supersedes and replaces our prior November 28, 2001 co-promotion agreement.  Under the new agreement, Sankyo is responsible for sales, marketing, managed care and government contracting, and distribution of our GlucoWatch Biographer and other similar glucose monitoring products for a period of 12 years from April 1, 2002. Sankyo is required to provide a specialty force of 100 people and to utilize all of its large national primary care sales force during the term of the agreement. Sankyo is also required to pay us an additional $15 million in milestone payments, including a milestone of $12.5 million that has been received and $2.5 million to be paid upon FDA approval for use of the Biographer by children and adolescents (ages 7 to 17), thus bringing total milestone payments to $25 million, of which $22.5 million has been received.

On July 16, 2002, we received notice from the Nasdaq Stock Market that our stock had failed to maintain a minimum bid price of $3.00 for 30 consecutive trading days and that we have until October 14, 2002 to regain compliance by maintaining a minimum bid price of $3.00 for the requisite 10-day period before October 14, 2002.  We decided to seek approval of the reverse stock split primarily to support our continued listing on the Nasdaq National Market.  Under the terms of our convertible debt, we are required to maintain our listing with Nasdaq.  As of June 30, 2002, we had outstanding convertible debt in the amount of $21.8 million (including accrued interest).  In the event our shares are de-listed, the holders could assert that a default had occurred.  A default would result in all outstanding principal and interest becoming immediately due and payable.  On August 6, 2002, we announced that we are seeking stockholder approval of a reverse stock split of our common stock at an exchange ratio of not less than one-for-four and not more than one-for-ten.  Even if shareholder approval is obtained, our Board of Directors will decide whether to effect the reverse stock split and at what exchange ratio.  On August 6, 2002, we filed with the SEC our preliminary proxy statement for this special stockholder meeting.

We are currently in discussions to amend the terms of the convertible debt to modify the Nasdaq listing provision.  Both parties have indicated a mutual interest in such an amendment.  The reverse stock split will take effect, if at all, after it is approved by a majority vote of our stockholders and our Board of Directors and after filing an amendment to our Restated Certificate of Incorporation.  The special meeting of stockholders will occur on September 18, 2002.  The record date for determining which stockholders are entitled to vote at this special meeting is August 14, 2002.  Our Board of Directors may elect not to effect the reverse stock split, particularly in light of and amendment to our convertible debt.

Critical Accounting Policies

                The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes.  Actual results could differ materially from those estimates.  Although there are numerous policies associated with the preparation of our financial statements, the following policies are currently considered critical because of the level of management’s estimates and judgments required.

                Revenue Recognition

Product revenues are generated upon the sale of our GlucoWatch® Biographer system and related accessories in the United Kingdom and the United States. The GlucoWatch Biographer system consists of two integrated parts: the durable Biographer and the disposable, single-use AutoSensor. After the initial sale of the complete system, revenues will continue to be recorded upon the sale of additional AutoSensors and accessories to support the installed base of Biographer users.

Product sales are recorded on shipment, when transfer of title has taken place, there is persuasive evidence of an agreement, the price is fixed and determinable, and collection is reasonably ensured. We may, from time to time, institute programs that allow the customer to return products for credit. In such instances, until we have an adequate demonstrated history of returns, we will defer revenue until the allowed return period expires. We accrue for estimated warranty costs and other allowances when the revenues from product sales are recognized.  Revenue on sale of AutoSensors to distributors is deferred until the sale of the product to end users.

Our contract revenues may include up-front and/or interim milestone payments from development, co-promotion, and sales, marketing and distribution agreements. Milestone payments will be recorded as revenue based on the provisions of the underlying agreement and the estimated period of continuing obligations, generally the contract term. No revenue is recognized for such milestones if there is any potential that these milestones may have to be repaid. All milestone payments received pursuant to our contractual arrangements with Sankyo Pharma Inc. will be deferred because, upon the occurrence of certain circumstances in the first three years of our contractual relationship resulting in termination of the agreement, the milestone amounts may have to be repaid to Sankyo. Consequently, if the contractual relationship runs its full term, the milestone amounts will be recognized as revenue beginning in 2005 and continuing over the remaining initial 12-year Agreement with Sankyo.

Our contract revenues also include payments received pursuant to research grants. Revenue is recognized based on the performance requirements of the grant contract and as reimbursable expenses are incurred.

Inventory Valuation

Inventories are stated at the lower of cost (first-in, first-out method) or market, after appropriate consideration is given to obsolescence and inventories in excess of anticipated future demand.  However, due to the early stage of our product commercialization activities, the estimates required in inventory valuation, including production yields and normal capacity, labor costs incurred in the production of each unit and overhead costs applicable to manufacturing operations, are inherently uncertain. Thus, actual results may differ from those estimates.  We will continue to evaluate the estimates in our inventory valuation as our manufacturing operations become more stable and quantities reach more sustained levels.  Adjustments to inventory for potential obsolescence or for inventories in excess of demand are also determined based on significant estimates, which could subsequently change.  For example, in the second quarter, we estimated the quantities of our finished goods and component inventories related to our first-generation product which would become obsolete upon the launch of our second generation product.  This amount ($1.1 million) is included as costs of goods sold in the second quarter.  If our estimates for demand of our first-generation product or of the launch date for our second-generation product are incorrect, further adjustments may be needed.

Furthermore, prior to the approval by the FDA of our product and our commercial processes, material was generally charged to research and development expenses upon receipt. Once material has been expensed,  it will subsequently not be carried as inventory on the financial statements. Accordingly, for the six months ended June 30, 2002, inventory values and the cost of product revenues do not include previously expensed material.

Results of Operations

Our results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the demand for our products, product revenues and our cost of product revenues, as well as the level of our expenses during any given period. Historical results should not be viewed as indicative of future operating results. We are also subject to risks common to companies in our industry and at our stage of development, including risks inherent in our commercialization efforts, reliance upon our sales, marketing and distribution partner, enforcement of our patents and proprietary rights, need for future capital particularly in the event of Nasdaq de-listing, potential competition and uncertainty of regulatory approvals. We have experienced operating losses since our inception, and we expect to continue to incur operating losses at least until we have significant product sales, if we ever do. At June 30, 2002, our accumulated deficit and stockholders’ net capital deficiency were $275.1 million and $21.2 million, respectively.

Comparison for the Quarters Ended June 30, 2002 and 2001

Product revenues for the quarter ended June 30, 2002 were $178,000, compared to $39,000 for the quarter ended June 30, 2001. Product revenues for the six months ended June 30, 2002 were $334,000, compared to $39,000 for the six months ended June 30, 2001. Of the total product revenues recognized for the quarter and six months ended June 30, 2002, $96,000 and $252,000, respectively, resulted from sales of our GlucoWatch Biographer in the United Kingdom. The remaining product revenues for these same periods resulted from sales of our GlucoWatch Biographer in the United States. Product revenues for the quarter and six months ended June 30, 2001 resulted from the initial sales in the United Kingdom.  Total GlucoWatch Biographer shipments for the quarter ended June 30, 2002 were approximately 3,200, of which 1,200 were first-generation products shipped to patients, and 2,000 were second-generation products shipped to Sankyo Pharma Inc. as part of our new sales, marketing and distribution agreement.  During the quarter ended June 30, 2002, we shipped approximately 66,000 AutoSensors, of which approximately one-half were shipped to Sankyo. In accordance with Staff Accounting Bulletin No. 101 (“SAB 101”), we deferred revenue related to product shipments of approximately 3,000 first and second-generation GlucoWatch Biographers and 40,000 AutoSensors. The amount of this deferred revenue is subject to further adjustments to take into account future rebates and returns and appears as a component of deferred margin on product shipments in the liability section of our balance sheet.

Contract revenues for the quarter ended June 30, 2002 were $138,000, compared to $32,000 for the quarter ended June 30, 2001. Contract revenues for the six months ended June 30, 2002 were $248,000, compared to $5.1 million for the six months ended June 30, 2001. Contract revenues for the three and six months ended June 30, 2002 and 2001 included revenues related to our National Institutes of Health (NIH) Small Business Innovative Research (SBIR) Phase I grant and our two NIH Phase I SBIR contracts, respectively. Revenues related to our NIH grants and contracts are recognized as research activities are performed. Also included in contract revenues for the six months ended June 30, 2001 is a milestone payment of $4.5 million from a former partner relating to FDA approval of our GlucoWatch Biographer.  The $10.0 million milestone payments received from Sankyo as of June 30, 2002 appear as deferred revenue in the liability section of our balance sheet.

Cost of product revenues for the three and six months ended June 30, 2002 were $1.8 million and $2.3 million, respectively. No cost of product revenues were recorded for the three and six months ended June 30, 2001 because material was previously expensed. Costs of product revenues for the quarter ended June 30, 2002 consisted of $86,000 in material and other production costs associated with the manufacturing of our products recorded as revenue and $552,000 of excess manufacturing capacity put in place to accommodate our anticipated future product requirements. In addition, cost of product revenues for the quarter ended June 30, 2002 included approximately $1.1 million in expenses related to the write-off of excess first-generation Biographer inventory, caused by the earlier-than-anticipated FDA approval of our second-generation Biographer. We deferred costs related to deferred product revenues and these costs appear as the other component of deferred margin on product shipments in the liability section of our balance sheet. Cost of product revenues did not include certain material and other product costs previously written off as research and development expense. If we were to include material and other product costs previously written off that were later used in the manufacture of our product, our cost of product revenues at current production levels would have been $110,000 greater than the reported amounts for the quarter ended June 30, 2002 and $173,000 greater than the reported amounts for the six months ended June 30, 2002. Manufacturing costs included in the cost of each unit are greater at low unit volumes, such as have occurred in our controlled U.K. launch in 2001 and we expect to occur through our initial U.S. launch. Overall, we expect our gross margin to vary from period to period due to the mix of products sold, e.g., Biographers and AutoSensors, and demand fluctuations in the utilization of our manufacturing facilities.

Research and development expenses for the quarter ended June 30, 2002 were $3.9 million, compared to $8.3 million for the quarter ended June 30, 2001. Research and development expenses for the six months ended June 30, 2002 were $7.6 million, compared to $15.1 million for the six months ended June 30, 2001. Research and development costs decreased significantly primarily due to the reduction in material cost for commercial manufacturing scale-up.

Marketing, general and administrative expenses for the quarter ended June 30, 2002 were $5.3 million, compared to $4.6 million for the quarter ended June 30, 2001. Marketing, general and administrative expenses for the six months ended June 30, 2002 were $9.2 million, compared to $7.7 million for the six months ended June 30, 2001. The increase was primarily due to the development and implementation of product promotion, education and training programs for health care professionals and patients in the United States.

Interest and other income for the quarter ended June 30, 2002 were $148,000, compared to $658,000 for the quarter ended June 30, 2001. Interest and other income for the six months ended June 30, 2002 were $213,000, compared to $2.0 million for the six months ended June 30, 2001. Included in interest and other income for the quarter ended June 30, 2001 were cash proceeds of $416,000 pursuant to our 1999 Ortho-McNeil Pharmaceutical, Inc. agreement relating to the sale of our drug delivery business. Included in interest and other income for the six months ended June 30, 2001 was a gain of $1.1 million resulting from the sale of certain marketable equity securities in addition to the $416,000 mentioned above. Excluding the gain on disposal resulting from these transactions, interest income decreased by $276,000 when compared to 2001. This decrease was primarily due to the combination of lower yields on a lower average balance of funds available for investment.

Interest and other expense for the quarter ended June 30, 2002 were $916,000, compared to $916,000 for the quarter ended June 30, 2001. Interest and other expense for the six months ended June 30, 2002 were $1.8 million, compared to $1.9 million for the quarter ended June 30, 2001. Included in interest and other expense for the quarters and six months ended June 30, 2002 and 2001 were the interest accrued on our convertible debentures and the amortization of the value of the warrants issued in connection with our financing agreements.

Provision for taxes relates to U.K. taxes on income in the quarter and six months ended June 30, 2002 and for foreign tax withholdings applicable to the milestone payment from a former partner recorded in first quarter of 2001.

Liquidity and Capital Resources

As of June 30, 2002, cash, cash equivalents and investments totaled $17.3 million.  Thereafter, on July 17, 2002, we received a milestone payment of $12.5 million from Sankyo under our new sales, marketing and distribution agreement.

Net cash used in operating activities for the six months ended June 30, 2002 was $21.6 million, compared with net cash used of $14.0 million for the six months ended June 30, 2001. Cash used in operating activities during the six months ended June 30, 2002 was primarily due to the net loss from operations of $20.1 million and our Sanofi arbitration payments totaling $8.4 million, offset by an increase in deferred revenue of $5.0 million and deferred margin on shipments of $1.0 million. Cash used in operating activities during the six months ended June 30, 2001 was primarily due to the net loss from operations of $18.0 million, offset by a net increase in liabilities of $4.1 million.

Net cash provided by investing activities of $2.7 million for the six months ended June 30, 2002 resulted primarily from the net sales and maturities of investments of $3.2 million, offset by capital expenditures of $497,000. Net cash provided by investing activities of $7.5 million for the six months ended June 30, 2001 resulted primarily from the net sales and maturities of investments of $6.8 million and from the net proceeds of $1.1 million from the sale of certain marketable equity securities, offset by capital expenditures of $427,000.

Net cash provided by financing activities totaled $15.6 million for the six months ended June 30, 2002 and included net proceeds of $14.7 million from the 2002 public offering of our common stock, net proceeds of $452,000 from sales of our common stock under our Second Equity Line and additional stock proceeds of $426,000. Net cash provided by financing activities totaled $18.3 million for the six months ended June 30, 2001 and included net proceeds of $20.0 million from the sales of common stock under our Equity Lines and additional stock proceeds of $1.0 million, offset by long-term debt repayments of $2.7 million.

The level of cash used in operating activities during previous periods is not necessarily indicative of the level of future cash usage. Our long-term capital expenditure requirements will depend upon numerous factors, including, but not limited to, (i) costs associated with high capacity manufacturing to meet market demand, (ii) the time required to obtain regulatory approvals, (iii) the additional expenditures to support the manufacture of new products, if and when approved, (iv) the progress of our research and development programs and (v) possible expansion into new markets and acquisitions of products and technologies.

As of June 30, 2002, based upon current expectations for operating losses and projected short-term capital expenditures, we believe that existing cash, cash equivalents, and investments of $17.3 million, coupled with the $12.5 million milestone payment received in July 2002 from Sankyo Pharma Inc. and funds available under our existing Equity Lines, will be sufficient to meet our existing operating expenses, commitment to provide promotional funds, arbitration obligations, debt servicing and repayments and capital expenditure requirements at least for the next 12 months. However, there can be no assurance that we will not require further financing and, if we do, that such financing will be available.   Additionally, we expect to receive an additional $2.5 million to be paid by Sankyo upon FDA approval for use of the Biographer by children and adolescents.

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

Our shares of common stock may be de-listed from the Nasdaq National Market. If our shares are de-listed, our stockholders may experience substantially decreased liquidity in their shares, and the outstanding amounts under our convertible debt could become immediately due and payable.

Our stock is traded on the Nasdaq National Market. For continued listing, Nasdaq currently requires companies, such as ours, without at least $10 million in stockholders’ equity or $4 million in net tangible assets, to avoid having closing bid price drop below $3.00 per share for 30 consecutive trading days and to maintain a market value of listed securities of $50 million. Furthermore, Nasdaq may change or suspend its listing requirements at any time. A company whose stock does not meet Nasdaq’s requirements may be put on probationary notice. If, after probationary notice, such deficiency has not been cured (for example, a stock has not maintained a $3.00 closing bid price for 10 consecutive trading days during the next 90 days), Nasdaq may institute de-listing proceedings.

On July 16, 2002, we received notice from Nasdaq that our stock had failed to maintain our required minimum closing bid price.  The notice provides that we have until October 14, 2002 to regain compliance by maintaining a minimum closing bid price of $3.00 for the requisite 10-day period.  On August 6, 2002, we announced our intention to seek stockholder approval for a reverse split of our common stock at an exchange ratio of not less than one-for-four and not more than one-for ten.  Even if shareholder approval is obtained, our Board of Directors must still decide whether to effect the reverse stock split and, if so, in what ratio.

 Such a reverse stock split may fail to achieve the objective of maintaining our listing and may have a very negative impact on the value of our stock. Additionally, even if the reverse stock split achieves our objective, we may still be delisted if our market value of listed securities is not above $50 million. If our stock were de-listed from the Nasdaq National Market, our stockholders would find it more difficult to dispose of their shares or obtain accurate quotations as to their market value, and the market price of our stock would likely decline further. Furthermore, if we were to fail to maintain our listing with Nasdaq, our investors under the Equity Line agreements might elect to suspend or terminate those agreements.

Additionally, under the terms of our convertible debt, we are required to maintain our listing with Nasdaq. As of June 30, 2002, we had outstanding convertible debt in the amount of $21.8 million (including accrued interest). In the event our shares are de-listed, the holders could assert that a default had occurred. We are currently in discussions to potentially amend the terms of the convertible debt to modify the Nasdaq listing provision.  However, there can be no assurance that these discussions will result in a amendment in the Nasdaq listing requirements. A default would result in all outstanding principal and interest becoming immediately due and payable. Payment of these amounts would require us to obtain alternative financing, which may not be available on acceptable terms, if at all, and could lead to bankruptcy.

We are relying solely on Sankyo to sell, market and distribute our products in the United States.

On July 8, 2002, we entered into a U.S. sales, marketing and distribution agreement with Sankyo. This new agreement completely supersedes and replaces our prior November 28, 2001 co-promotion agreement with Sankyo.  Under the new agreement, Sankyo is responsible for sales, marketing, managed care and government contracting, and distribution of our GlucoWatch Biographer and other similar glucose monitoring products in the United States for a period of  12 years. As a result of this new agreement Sankyo takes over greater control over commercial decisions relating to the GlucoWatch Biographer, including but not limited to, the timing of new product launches, enhancements for future products and types of promotional programs.  We decided to enter into this new agreement rather than develop and/or expand such capabilities in-house, given the existing capabilities of Sankyo. During the term of the agreement, Sankyo cannot sell, market or distribute any other glucose monitoring product in the United

States. Sankyo will receive a significantly increased percentage of the net sales beginning in 2003 as a result of the additional responsibilities it has assumed under the new agreement. If either party fail to meet their contractual obligations under the agreement, we may be unable to successfully commercialize our products or may experience delays in commercialization due to the necessity of seeking an alternative third party or parties to perform the functions previously handled by Sankyo or may need to develop these capabilities ourselves at considerable expense. Additionally, in the event of specific dire financial situations, our sales, marketing and distribution agreement with Sankyo provides that Sankyo will have a first security interest to certain of our U.S. patents and the right to purchase our U.S. regulatory submissions.

If the market does not accept our new type of products, we may not generate revenues and achieve or sustain profitability.

We are focusing our efforts on a line of frequent, automatic and non-invasive glucose monitoring devices. In order for our products to be successful, we must increase awareness and acceptance of our products among physicians, patients and the medical community. The market may not accept our products, given that they are different from the established finger-stick blood glucose monitors currently on the market. In addition, because our products are based on novel technologies, there can be no assurance that unforeseen problems will not develop with these technologies, that we will be able to successfully address technological challenges we encounter in our research and development programs or that we will be able to develop other commercially feasible products that will be accepted by the market.

If patients do not receive reimbursement from third-party health care payors, we may be unsuccessful in selling our products to a broad range of customers.

Successful commercialization of our products will depend in large part on whether patients who purchase our products will be reimbursed for the expense by third-party payors, which include private insurance plans and Medicare, Medicaid and other federal health care programs. There can be no assurance that such reimbursement will be available in a sufficient time frame, or at all.  Furthermore, Sankyo now has responsibility for this function under our new sales, marketing and distribution contract.  Third-party payors, including federal health care programs and managed care and other private insurance plans, are increasingly seeking to contain health care costs by limiting the coverage of, and the amount of reimbursement for, new diagnostic products. As a result, adequate levels of reimbursement may not be available for patients, many of whom may therefore not purchase our products. If meaningful reimbursement from third-party payors is not available, we may not be able to achieve a level of market acceptance of our product, and we may not be able to maintain price levels sufficient to realize an adequate return on our investment. In the United States and other countries, the period of time needed to obtain approval for the reimbursement of our products to patients can be lengthy. We may need to delay the launch of our products in some countries until we have established eligibility for reimbursement. This delay could potentially harm our business.

We depend on third-party suppliers for the Biographer and AutoSensor components. Any interruption in the supply of system components or an increase in the pricing of these components could prevent us from manufacturing our products or reduce our margins.

The Biographer and AutoSensor are manufactured from components purchased from outside suppliers, most of whom are our single source for such components. Some of these companies are small enterprises, which may encounter financial difficulties. If we are unable, for whatever reason, to obtain these components from our suppliers or if the components obtained from these suppliers do not pass quality standards, we will be required to obtain the components from alternative suppliers. Additionally, in the event a current supplier is unable to meet our component requirements, we might not be able to rapidly find another supplier of the particular component or an alternative supply at the same price or lead-time. An interruption in the supply of the Biographer or AutoSensor components or excessive pricing of these components could prevent us from manufacturing our products or reduce our margins and may significantly impact our ability to achieve a successful U.S. product launch.

Such third parties may, for competitive reasons, support directly or indirectly a company or product that competes with one of our products. If such a third party terminates an arrangement, cannot fund or otherwise satisfy its obligations under its arrangements or disputes or breaches a contractual commitment, then we would likely be required to seek an alternative third party. If we were unable to find a replacement third party, our capital requirements could increase substantially and our business and financial condition could be materially harmed. If we develop our own capabilities, we will continue to incur significant start-up expenses and we will compete with other companies that have experienced and well-funded operations.

We rely on supply agreements, including those with, Hydrogel Design Systems, Inc., Key Tronic Corporation, Sanmina Corporation and E.I. du Pont de Nemours and Company, among others. We currently have an outsource logistics service contract with UPS Logistics for distribution and order processing functions in the United States.

We have very limited medical device manufacturing experience.

We may encounter problems in manufacturing our GlucoWatch Biographers. We are responsible for manufacturing the GlucoWatch Biographer and we have contracted with a third-party, Corium International, to manufacture our AutoSensors.  Our GlucoWatch Biographers and AutoSensors have been manufactured for commercial sale on a limited basis, and we have no experience manufacturing the volumes that would be necessary for us to achieve significant commercial sales. In the past, we initially experienced problems in scaling-up our transdermal drug delivery products. There can be no assurance that similar problems will not be encountered in the future with our GlucoWatch Biographer, AutoSensors and our future products. To successfully commercialize the Biographer and AutoSensor, we will have to manufacture these products in compliance with regulatory requirements, in a timely manner and in sufficient quantities, while maintaining performance and quality of the products and a commercially feasible cost of manufacturing. There can be no assurance that we will be able to expand and then maintain reliable, full-scale manufacturing of the Biographer and AutoSensor at commercially reasonable prices. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving product performance, production yields, quality control and assurance and personnel staffing levels. In addition, manufacturing facilities will be subject to extensive regulations, including those of the FDA, international quality standards and other regulatory requirements. Because we have contracted with a third-party for manufacturing our AutoSensors there are normal business risks associated with outsourcing this function to a third-party.  Difficulties encountered in manufacturing scale-up or failure by us or a third party to implement and maintain manufacturing facilities in accordance with FDA regulations, international quality standards or other regulatory requirements could result in a delay or termination of production, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, we have limited experience tracking inventory manufacturing costs for the volumes necessary for us to achieve significant commercial sales, including tracking unit sales and costs of inventory. Due to the early stage of our product commercialization activities, the estimates required in inventory valuation, including production yields and normal capacity, labor costs incurred in the production of each unit and overhead costs applicable to manufacturing operations, are inherently uncertain. Thus, actual results may differ from those estimates. We will continue to evaluate the estimates in our inventory valuation as our manufacturing operations become more stable and quantities reach more sustained levels. However, we cannot give any assurance whether we can successfully implement any infrastructure changes in a timely manner to support our ongoing commercialization efforts.

We may need additional financing and it may not be available. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue commercializing our product, develop new products or respond to competitive pressures, and any of these situations could negatively impact our business.

In order to commercialize our GlucoWatch Biographer, as well as continue to develop our diagnostic product line, we may require substantial resources. Although we currently have financing instruments in place, we may seek additional funding through public or private financings, including debt or equity financings. We may also seek other financing arrangements. Any additional equity financings are likely to dilute the holdings of current stockholders. Debt financing, if available, may have restrictive covenants. We may not be able to obtain adequate funds when we need them from financial markets or other sources. In particular, our ability to raise funds through the capital markets may be materially adversely affected as a result of any general reduction in commercial activity occasioned by terrorist activity or armed conflict. Even if funds are available, they may not be available on acceptable terms. If we cannot obtain sufficient additional funds, we may have to delay, scale back or eliminate some or all of our commercialization and development activities, license or sell products or technologies that we would otherwise seek to develop ourselves or declare bankruptcy. The amounts and timing of future expenditures will depend on the sales volumes of our GlucoWatch Biographer and AutoSensor, the rates at which operating losses are incurred, expenses related to clinical trials, ongoing research and development for future products, FDA regulatory process and other factors, many of which are beyond our control.

We are highly leveraged and may be unable to service our debt or satisfy our other obligations. If we cannot pay amounts due under our obligations, we may need to refinance all or a portion of our existing debt, sell equity securities or sell all or a portion of our assets.

As of June 30, 2002, we had total liabilities of $54.4 million, excluding unamortized debt discount of $2.5 million, and our current liabilities were $11.9 million, excluding deferred revenue and deferred margin on product shipment of $10.9 million. Our ability to meet our debt service obligations and other liabilities depends upon our future performance, which will depend upon financial, business and other factors, many of which are beyond our control. We may fail to generate sufficient cash flows in the future to cover our fixed charges or to permit us to satisfy any redemption obligations pursuant to our indebtedness. If we cannot generate sufficient cash flows in the future to cover our fixed charges or to permit us to satisfy any redemption obligations pursuant to our indebtedness and we are unable to borrow sufficient funds under our credit facilities or from other sources, we may need to refinance all or a portion of our existing debt, sell equity securities or sell all or a portion of our assets. We may not successfully complete any of these courses of action. The degree to which we are leveraged could exacerbate limitations on our ability to obtain financing for working capital, commercialization of products or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In the event of insolvency, bankruptcy, liquidation, reorganization, dissolution or winding-up of our business or upon default or acceleration relating to our debt obligations, our assets would first be available to pay the amounts due under our debt obligations. Holders of our common stock would only receive any assets remaining after satisfaction in full of all indebtedness and preferred stock liquidation preferences, if any.

Ownership dilution caused by the issuance of shares under the equity line agreements or by additional shares of our common stock becoming available for sale in the future could lower our stock price. We currently have $30.9 million available under our two existing Equity Lines. Under these agreements, each month we may choose to sell up to $4.0 million of common stock and our investors may exercise their option to purchase, subject to our approval, up to an additional $3.0 million of common stock. The total number of shares that may be issued under the Equity Lines depends on the market price of our common stock at the time that the shares are sold, on whether we choose to sell shares and on the number of shares we choose to sell. The following table illustrates hypothetically the effect that variations in the market price in our common stock and resulting variations in sales prices have on the number of shares issued in a one-month period, assuming that we choose to sell all possible shares under the Equity Lines.

Price Per Share	Number of Shares Issued Based on a $7.0 Million Maximum (one month)
$20.00	350,000
$15.00	466,667
$10.00	700,000
$5.00	1,400,000
$2.50	2,800,000
$1.00	7,000,000

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

The market price for shares of our common stock has been highly volatile. Factors such as our proposed reverse stock split, new product introductions by us or our competitors, regulatory approvals or delays, announcements of technological innovations, commencement or termination of strategic relationships, developments relating to our patents or proprietary rights or those of our competitors, the results of clinical trials for our products or products of our competitors and changes in securities analysts’ recommendations, as well as period-to-period fluctuations in financial results, may have a significant impact on the market price of the common stock.

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

We are exclusively focused on diagnostic medical devices, initially on a line of frequent, automatic and non-invasive glucose monitoring devices. This narrow range of products subjects us to the risk of not having alternative sources of revenue if we are unable to commercialize our narrow line of products. We may not be successful with a non-diversified line of products. A failure of our initial products could cut off our only potential source of revenue and result in the failure of our entire business, as could the failure of any of our future products.

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

Furthermore, a number of companies have developed or are seeking to develop new diabetes drugs or treatments that could reduce or eliminate demand for all glucose monitoring systems. In addition, many of our competitors and potential competitors have substantially greater resources, have larger research and development staffs and facilities than we do and have significantly greater experience in developing, manufacturing and marketing glucose monitoring devices than we do. Competition within the glucose monitoring industry could result in price reductions for glucose monitoring devices such that we may not be able to sell our products at a price level adequate for us to realize a return on our investment.

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

• protect trade secrets

• prevent others from infringing on our proprietary rights.

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

We have entered into agreements with various third parties, including The Regents of the University of California, for licenses of certain intellectual property related to the Biographer and AutoSensor. Pursuant to these agreements, we have been granted rights to certain technologies and manufacturing elements related to our products. These agreements impose on us specific obligations, including, in the case of the University of California license, royalty payments and commercialization milestones. If we fail to meet our obligations under any of these agreements, the license or other rights may be terminated or, in the case of an exclusive arrangement, be made non-exclusive. If any such license or other right is terminated, we may lose our ability to incorporate the applicable technology into our products or to use such technology in the manufacture of our products, possibly impairing our ability to produce or market the GlucoWatch Biographer or other products. If any such license or other right is made non-exclusive, we may be unable to prevent others from developing, manufacturing and marketing devices based on the same or similar technologies.  Additionally, in the event of specific dire financial situations, are sales, marketing and distribution agreement with Sankyo provides that Sankyo will have a first security interest to certain of our U.S. patents and the right to purchase our U.S. regulatory submissions.

Competition for qualified personnel exists in our industry and in northern California. If we are unable to retain or hire key personnel, we may not be able to sustain or grow our business.

Our ability to operate successfully and manage our potential future growth depends significantly upon retaining key scientific, manufacturing, technical, managerial and financial personnel, and also attracting and retaining additional highly qualified personnel in these areas. We face competition for such personnel, and we may not be able to attract and retain these individuals. We compete with numerous pharmaceutical, health care and software companies, as well as universities and non-profit research organizations in the northern California business area. The loss of key personnel or our inability to hire and retain additional qualified personnel in the future could prevent us from sustaining or growing our business. There can be no assurance that we will continue to be able to attract and retain sufficient qualified personnel.

We have incurred substantial losses, have a history of operating losses, have an accumulated deficit and stockholders’ net capital deficiency and expect continued operating losses.

We had a net loss of $11.5 million for the quarter ended June 30, 2002. At June 30, 2002, our accumulated deficit and stockholders’ net capital deficiency were $275.1 million and $21.2 million, respectively. We have experienced operating losses since our inception, and we expect to continue to incur operating losses at least until we have significant product sales, if we ever do. Our historical revenues have been derived primarily from product development and licensing fees related to our products under development and manufacturing and royalty revenues from our drug delivery business, which was sold in December 1999. We may fail in our efforts to introduce our current and future products or to obtain additional required regulatory clearances. Our products may never gain market acceptance, and we may never generate significant revenues or achieve profitability.

We do not pay cash dividends and do not anticipate paying any dividends in the future, so any short-term return on your investment will depend on the market price of our shares.

We have never paid any cash dividends on our capital stock. We anticipate that we will retain our earnings, if any, to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any short-term return on your investment will depend only on the market price of our shares and your ability to liquidate your investment.  Additionally, under the terms of our sales, marketing and distribution agreement with Sankyo, during such time as payments to Sankyo are being deferred, we are prohibited from paying dividends.

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

We do business on a limited basis in the United Kingdom and may not enter other international markets.

We currently market and sell the GlucoWatch Biographer on a limited basis in the United Kingdom, which has a national health service and our products are not currently reimbursed by this service. We have established contracts with third-parties to facilitate commercialization functions in the United Kingdom, although the logistics and sales functions are handled by us. If we are unable to maintain these necessary agreements, we may not be able to sell our products or generate revenue in the United Kingdom.

 We may never be able to secure necessary commercialization agreements in other countries, despite the fact that we have CE certification in the European Community.  If we are unable to secure these necessary agreements for Europe and other countries, we may not be able to sell our products or, even if such sales are possible, to broadly launch our product in other countries.  Even if we do expand into other international markets, our operations there may be limited or disrupted by any or all of the following:

• obligations to comply with a wide variety of foreign laws and other regulatory requirements

• political or economic instability

• trade restrictions

• changes in tariffs

• restrictions on repatriating profits

• reduced protection for intellectual property rights

• potentially adverse tax consequences

• difficulties in staffing and managing international operations

• fluctuating exchange rates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2001.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 15, 2002, our Annual Meeting of Stockholders was held. The following Directors were re-elected at this meeting:

Directors	In Favor	Withheld
Frank T. Cary	35,001,786	942,141
John C Hodgman	32,487,586	3,456,341
André F. Marion	35,094,358	849,569
Richard G. Rogers	35,069,618	874,309
Walter B. Wriston	34,999,950	943,977

Other matter voted upon:

	Votes
				Broker
	Affirmative	Negative	Abstain	Non-Votes
To approve an amendment to the Amended 1991 Employee Stock Purchase Plan to increase the number of shares of Common Stock authorized for issuance thereunder by an additional 300,000 shares.	34,133,330	1,691,119	119,478	-0-
To approve an amendment to the 1999 Stock Incentive Plan to increase the number of shares of Common Stock authorized for issuance thereunder by an additional 1,500,000 shares.	31,193,087	4,597,882	152,958	-0-
To approve an amendment and re-statement of the Restated Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance thereunder by an additional 40,000,000 shares.	33,035,919	2,710,471	197,537	-0-
To ratify the re-appointment of Ernst & Young LLP to serve as the Company’s independent auditors.	35,498,260	359,416	86,251	-0-

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

The following exhibits are filed herewith or incorporated by reference:

3.01	Bylaws of the Registrant, as amended to date.

3.02	Restated Certificate of Incorporation of the Registrant, as amended to date.

4.01

Specimen of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 33-38363 filed on December 21, 1990 (Form S-1.)

4.02

Form of Senior Indenture, incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form S-3/A (File No. 33-39275 filed on November 12, 1997 (November 1997 Form S-3/A.)

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

4.07

Second Supplemental Indenture dated as of October 28, 1998 by and between the Registrant and State Street Bank and Trust Company of California, N.A., to the Indenture dated as of February 3, 1998 and the First Supplemental Indenture dated as of February 3, 1998, incorporated by reference to Exhibit 4.8 of the Registrant’s Form 8-K filed on October 30, 1998.

4.08

Amended and Restated Rights Agreement dated October 27, 1998 by and between the Registrant and ChaseMellon Shareholder Services, L.L.C. (the “Rights Agent” successor to Chemical Trust, which includes the Certificate of Determination for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit 99.2 of the Registrant’s Form 8-A12B/A (File No. 0-18962 filed on December 14, 1998.)

4.09

Registration Rights Agreement dated June 30, 1999 by and between the Registrant and Cripple Creek Securities, L.L.C., incorporated by reference to Exhibit 4.11 of the Registrant’s Form 10-Q for the quarter ended June 30, 1999.

4.10

Registration Rights Agreement dated June 29, 1999 by and between the Registrant and the listed Investors on Schedule I thereto, incorporated by reference to Exhibit 4.12 of the Registrant’s Form 10-Q for the quarter ended June 30, 1999.

4.11

Registration Rights Agreement dated October 1, 2001 by and between Cygnus, Inc. and Cripple Creek Securities, LLC, incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 (File No. 333-71524 filed on October 12, 2001.)

10.501

Registrant’s 1999 Stock Incentive Plan (as Amended and Restated February 12, 2002, incorporated by reference to Exhibit 99.2 of the Registrant’s Registration Statement on Form S-8 (File No. 333-91518 filed on June 28, 2002).

10.502

Registrant’s Amended 1991 Employee Stock Purchase Plan (as Amended and Restated February 12, 2002, incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 (File No. 333-91518 filed on June 28, 2002.)

99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.)

99.2                           Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)            Current Reports on Form 8-K

                The following Current Reports on Form 8-K were filed during the second quarter of 2002:

                On May 17, 2002, we filed a Current Report on Form 8-K, reporting under Item 5 receipt of our second milestone payment from Sankyo Pharma Inc. in the amount of $5 million.

                On April 29, 2002, we filed a Current Report on Form 8-K, reporting under Item 5 our first quarter financial results.

                On April 17, 2002, we filed a Current Report on Form 8-K, reporting under Item 5 the U.S. market launch of the GlucoWatch® Biographer.

                On April 4, 2002, we filed a Current Report on Form 8-K, reporting under Item 5 that we received supplemental pre-market approval from the FDA for our second-generation GlucoWatch® G2TM Biographer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYGNUS, INC.

Date:	August 14, 2002	By:	/s/ John C Hodgman
John C Hodgman
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2002	By:	/s/ Craig W. Carlson
Craig W. Carlson
Chief Operating Officer and Chief Financial Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

3.01	Bylaws of the Registrant, as amended to date.

3.02	Restated Certificate of Incorporation of the Registrant, as amended to date.

99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certificaton of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.