Form 10-Q
period 2002-09-30
CYGNUS INC /DE/
filed 2002-11-13
CIK 870755

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Transition Period from                   to

0-18962

(Commission File Number)

CYGNUS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2978092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Penobscot Drive	94063-4719
Redwood City, California	(Zip Code)
(Address of Registrant’s principal executive offices)

(650) 369-4300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

As of November 8, 2002, there were 38,478,671 shares of the Registrant’s common stock outstanding.

CYGNUS, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1:	Financial Statements

Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2002 and 2001 (unaudited)

Condensed Consolidated Balance Sheets at September 30, 2002 (unaudited) and December 31, 2001

Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2002 and 2001 (unaudited)

Notes to the Condensed Consolidated Financial Statements (unaudited)

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Item 4:	Controls and Procedures

PART II. OTHER INFORMATION

Item 6:	Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO SECURITIES EXCHANGE ACT RULES 13a-14 and 15d-14, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT SECURITIES EXCHANGE ACT RULES 13a-14 and 15d-14, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CYGNUS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Net product revenues	$1,454	$298	$1,788	$337
Contract revenues	104	120	352	5,185
Total revenues	1,558	418	2,140	5,522

Costs and expenses:
Cost of product revenues	1,276	36	3,619	36
Research and development	4,542	7,584	12,143	22,634
Marketing, general and administrative	5,160	3,686	14,347	11,397
Total costs and expenses	10,978	11,306	(30,109)	34,067

Loss from operations	(9,420)	(10,888)	(27,969)	(28,545)

Interest and other income	98	243	311	2,293
Interest and other expense	(880)	(917)	(2,636)	(2,803)

Loss before income taxes	(10,202)	(11,562)	(30,294)	(29,055)

Provision for income taxes	4	—	22	500

Net loss	$(10,206)	$(11,562)	$(30,316)	$(29,555)

Net loss per share, basic and diluted	$(0.27)	$(0.37)	$(0.81)	$(1.01)

Shares used in computation of net loss per share, basic and diluted	38,362	30,840	37,281	29,167

(See accompanying notes.)

CYGNUS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2002	December 31, 2001
	(unaudited)	(Note)
ASSETS:
Current assets:
Cash and cash equivalents	$22,222	$17,142
Short-term investments	2,914	6,607
Accounts receivable	1,824	44
Inventory	5,771	1,987
Prepaid expenses and other current assets	1,303	1,220
Current portion of employee notes receivable	158	108
Total current assets	34,192	27,108

Equipment and improvements:
Office and laboratory equipment	15,468	15,213
Leasehold improvements	610	610
Construction in-progress	1,473	1,201
	17,551	17,024
Less accumulated depreciation and amortization	(10,546)	(9,022)
Net equipment and improvements	7,005	8,002

Other assets	418	571
Total assets	$41,615	$35,681

LIABILITIES AND STOCKHOLDERS’ NET CAPITAL DEFICIENCY:
Current liabilities:
Accounts payable	$5,576	$2,789
Accrued compensation	2,098	3,534
Other accrued liabilities	732	821
Deferred revenue	25,000	5,025
Deferred margin on product shipments	2,764	—
Current portion of arbitration obligation	3,000	8,390
Current portion of capital lease obligation	73	69
Total current liabilities	39,243	20,628
Long-term portion of arbitration obligation	12,000	15,000
Long-term portion of capital lease obligation	96	151
Convertible debentures, net of discount of $2,210 in 2002 and $3,133 in 2001	20,071	17,789
Amounts due to distributor	1,360	—
Other long-term liabilities	72	161

Stockholders’ net capital deficiency:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 95,000 shares authorized; 38,479 and 33,144 shares issued and outstanding as of September 30, 2002 and December 31, 2001, respectively	38	33
Additional paid-in capital	254,092	236,942
Accumulated deficit	(285,339)	(255,023)
Accumulated other comprehensive loss	(18)	—
Stockholders’ net capital deficiency	(31,227)	(18,048)
Total liabilities and stockholders’ net capital deficiency	$41,615	$35,681

Note: The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

(See accompanying notes.)

CYGNUS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine months ended September 30,
	2002	2001
Cash flows from operating activities
Net loss	$(30,316)	$(29,555)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,555	1,086
Amortization of debt issuance and financing costs and debt discount	1,076	1,076
Realized gain on sale of investments	—	(1,144)
Loss on sale of equipment	24	124
Stock-based compensation	35	1,738
Changes in operating assets and liabilities:
Accounts receivable	(1,780)	(74)
Inventory	(3,784)	(547)
Arbitration liability	(8,390)	293
Prepaid expenses and other assets	(147)	(392)
Accounts payable and other accrued liabilities	3,967	3,034
Accrued compensation	(58)	2,498
Deferred revenue	19,975	54
Deferred margin on product shipments	2,764	—
Amounts due to distributor	1,360	—
Other liabilities	1	(92)
Net cash used in operating activities	(13,718)	(21,901)

Cash flows from investing activities
Capital expenditures	(563)	(2,090)
Purchases of investments	(10,247)	(7,993)
Sale of investments	12,350	7,244
Maturity of investments	1,567	7,168
Net cash provided by investing activities	3,107	4,329

Cash flows from financing activities
Issuance of common stock	15,742	26,964
Principal payments of long-term debt	—	(3,089)
Principal payments of capital lease obligations	(51)	(5)
Net cash provided by financing activities	15,691	23,870

Net increase in cash and cash equivalents	5,080	6,298
Cash and cash equivalents at beginning of period	17,142	8,058
Cash and cash equivalents at end of period	$22,222	$14,356

Supplemental disclosure of cash flows information
Borrowing on long-term capital lease obligation	$—	$51
Interest paid	$19	$100
Foreign tax paid	$—	$500

Supplemental schedule of non-cash investing and financing activities
Issuance of shares in lieu of cash bonus	$1,409	$2,015

(See accompanying notes.)

Cygnus, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation

The interim condensed consolidated financial statements of Cygnus, Inc. and its subsidiaries (the “Company,” “Cygnus,” “us,” “we,” “our,” etc.) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted. The interim condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) that the management of Cygnus believes necessary for a fair presentation of the financial position as of the reported dates and the results of operations for the respective periods presented. Interim financial results are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2001 included in our 2001 Annual Report on Form 10-K and Form 10-K/A.

2. Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Revenue Recognition

Product revenues are generated upon the sale of our GlucoWatch® Biographer and GlucoWatch® G2TM Biographer systems and related accessories in the United Kingdom and the United States. The GlucoWatch Biographer systems consist of two integrated parts: the durable Biographer and the disposable, single-use AutoSensor. After the initial sale of the complete system, revenues will continue to be recorded upon the sale of additional AutoSensors and accessories to support the installed base of Biographer users.

Product sales are recorded when all the following conditions have been met: product has been shipped, transfer of title has taken place, there is persuasive evidence of an agreement, the price is fixed and determinable, and collection is reasonably assured. Revenues generated from our shipments of product to Sankyo Pharma Inc. (“Sankyo”) for resale to third parties are deferred until the product is sold by Sankyo to third parties, because the net price of our product sales to Sankyo is subject to certain pricing adjustments, such as rebates, discounts and certain fees offered or paid by Sankyo to its third-party customers. Revenues generated from our shipments of sample and practice Biographers are recognized when all the above conditions are met, typically upon delivery of these products to Sankyo.  We accrue for estimated warranty costs and other allowances when the revenues from product sales are recognized, and such warranty costs have not been material to date.  With regard to product sales made directly by Cygnus to third parties through September 30, 2002, from time to time we allowed customers to return product for credit.  In such instances, we deferred revenue until the return period expired.

With respect to product sold by us to Sankyo, we record a provision for estimated sales returns and allowances on product sales in the same period as the related revenues are recorded.  Such provision and allowances are based on our best estimates, known factors and information provided to us by Sankyo.

Our contract revenues may include up-front and/or interim milestone payments from co-promotion; sales, marketing and distribution; and development agreements. Milestone payments will be recorded as revenue based on the provisions of the underlying agreement and the estimated period of continuing obligations, generally the contract term. No revenue is recognized for such milestones if there is any potential that these milestones may have to be repaid. All milestone payments received ($25.0 million) pursuant to our contractual arrangements with Sankyo have been deferred because, in the event that certain circumstances were to occur in the first three sales years of our contractual relationship resulting in termination of the agreement, the milestone amounts might have to be repaid to Sankyo. Consequently, if the contractual relationship runs its full term, the milestone amounts will be recognized as revenue beginning in 2005 and continuing over the remaining initial 12 years of our contractual arrangement with Sankyo.

Our contract revenues also include payments received pursuant to research grants. Revenue is recognized based on the performance requirements of the grant contract and as reimbursable expenses are incurred.

4. Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding. Shares issuable from stock options, warrants and convertible debentures are excluded from the diluted loss per share computation as their effect is anti-dilutive.

5. Comprehensive Loss

Unrealized gains or losses on investments for the three-month and nine-month periods ended September 30, 2002 and 2001 were not material, and total comprehensive loss approximated net loss for each of these periods. Accumulated other comprehensive loss as of September 30, 2002, amounted to $18,000 and primarily consisted of unrealized loss on available-for-sale investments.

6. Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market, after appropriate consideration has been given to obsolescence and inventory in excess of anticipated future demand. However, due to the early stage of our product commercialization activities, the estimates required in inventory valuation, including production yields and normal capacity, labor costs incurred in the production of each unit and overhead costs applicable to manufacturing operations, are inherently uncertain. Thus, actual results may differ from those estimates. We will continue to evaluate the estimates in our inventory valuation as our manufacturing operations become more stable and quantities reach more sustained levels. Adjustments to inventory for potential obsolescence or for inventory in excess of demand are also determined based on significant estimates, which could subsequently change.

Inventory consists of the following (in thousands):

	September 30, 2002	December 31, 2001
Raw materials	$4,965	$1,502
Work-in-process	616	455
Finished goods	190	30
	$5,771	$1,987

Inventory at September 30, 2002 primarily relates to the GlucoWatch G2 Biographers, AutoSensors and accessories. Prior to the approval by the U.S. Food and Drug Administration (FDA) of our products and our commercial processes, material was generally charged to research and development expenses upon receipt and was not carried as inventory in the financial statements. Accordingly, inventory values at September 30, 2002 and December 31, 2001 and the cost of product revenues for the nine months ended September 30, 2002 do not include previously expensed material. During the quarter ended June 30, 2002, we wrote off approximately $1.1 million in inventory value due to the excess first-generation Biographer inventory caused by the earlier-than-expected FDA approval of our second-generation Biographer and its anticipated launch.

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

Convertible Debentures

In June 1999, we entered into a Convertible Debenture and Warrant Purchase Agreement (“Convertible Debenture Agreement”). As of September 30, 2002, the total outstanding balance plus accrued interest on the Convertible Debentures, as defined below, totaled $22.3 million.

Under the Convertible Debenture Agreement, 8.5% convertible debentures with a principal amount of $14.0 million due June 29, 2004 were issued at a conversion price of $12.705 per share (“June 2004 Debentures”). The Convertible Debenture Agreement also provided for the issuance of an additional $6.0 million of convertible debentures composed of two $3.0 million tranches (‘‘additional tranches’’) for similar terms and conditions, except for the determination of conversion prices upon issuance of additional tranches. The conversion prices for the additional tranches were to be determined based on certain market-based formulas defined in the Convertible Debenture Agreement. In September 1999, we issued convertible debentures for $3.0 million pursuant to the terms of the additional tranches. The first additional tranche due on September 29, 2004 had a conversion price of $11.8663 (“September 2004 Debentures,” together with the June 2004 Debentures, the “Convertible Debentures”). The $3.0 million under the second additional tranche was still available as of September 30, 2002, subject to approval by both parties. The convertible debentures had a stated interest rate of 8.5% per annum and an effective interest rate of 18.2% per annum. The effective interest rate includes a non-cash charge of $6.6 million for the amortization of the implicit value of warrants issued in connection with the convertible debentures.

In conjunction with the issuance of Convertible Debentures, in June 1999 and September 1999, we issued to the debenture holders warrants to purchase 606,000 shares and 139,000 shares of common stock, respectively, at the respective exercise price of $13.86 per share and $16.18 per share. Each tranche of warrants had a contractual term of five years from the date of the respective grants. At the dates of the grants, the fair values ascribed to these warrants were $5.0 million and $1.1 million, respectively, based on a Black-Scholes valuation model, were recorded as debt discount, and are being amortized as additional interest expense over the debt term. We recorded amortization of $308,000 for each of the quarters ended September 30, 2002 and September 30, 2001. We recorded amortization of $923,000 for each of the nine months ended September 30, 2002 and September 30, 2001. As of September 30, 2002, the aggregate unamortized fair value of the warrants amounted to $2.2 million.

Also in connection with the issuance of Convertible Debentures, we issued to the placement agent warrants to purchase 50,000 shares of common stock at the exercise price of $13.86 per share. At the date of grant, the fair value ascribed to the warrants was $417,000, based on a Black-Scholes valuation model, and that amount was recorded as deferred financing cost and is being amortized as additional interest expense over the debt term. We recorded amortization of $21,000 for each of the quarters ended September 30, 2002 and September 30, 2001. We recorded amortization of $63,000 for each of the nine months ended September 30, 2002 and September 30, 2001. As of September 30, 2002, the aggregate unamortized portion was $146,000.

On August 21, 2002, we amended our Convertible Debenture Agreement and the Convertible Debentures to specify that a Nasdaq delisting does not result in a default and consequently the Convertible Debentures do not become payable upon any such delisting. The amended agreements allow for limited conversions into stock at a slight price premium (either 1% or 7%, depending upon the market price of our stock) to the market price of our stock, with certain minimum conversion prices established until March 31, 2003.  Thereafter, the premium over market price built into the conversion price increases if the stock is not trading above certain price thresholds. In addition, the amendments provide for a one-year extension of maturity dates on a portion of the debentures equal to the aggregate amount of the debt that is converted or prepaid prior to the original maturity dates in 2004. Conversions cannot exceed 8% of the trading volume for a given month, and are limited to $500,000 per month unless our stock trades at or above $3.50 for that month.  Additionally, commencing on October 1, 2002, the interest rate on the convertible debt is reduced from 8.5% to 3.5% per annum and is payable quarterly, with interest payments of approximately $200,000 per quarter through 2003 and decreasing thereafter until repayment has occurred at the maturity dates. In 2003, if, due to the volume and price restrictions, the debt holders are unable to convert at least $4.0 million of debt into equity, we will redeem the difference between $4.0 million and the amounts actually converted.  Additionally, on September 17, 2002, we further amended our Convertible Debentures to amend the anti-dilution provisions in light of the new conversion price structure.

Structured Equity Line Financing Agreements

In June 1999, we also entered into a Structured Equity Line Flexible FinancingSM Agreement (‘‘Equity Line’’). Since that time, we have entered into two additional Equity Lines, one in March 2001 and another in October 2001. As of September 30, 2002, we had received aggregate proceeds of $57.2 million pursuant to our Equity Lines, and we have $30.9 million available under our Equity Lines, of which $1.9 million is available under our second Equity Line and $29.0 million is available under our third Equity Line.

The original Equity Line had a maximum aggregate issue price of $30.0 million over a two-year commitment period and allowed us, at our sole discretion, to sell common stock over this period. We were also required to issue warrants to purchase a minimum of 120,000 shares at the exercise price equal to 120% of the weighted-average per share sale price of all shares sold under the original Equity Line. The per share purchase price of shares issued under the original Equity Line was determined on certain market-based pricing formulas.

In May 2000, the original Equity Line was amended to increase the maximum aggregate issue price to $60.0 million, to provide for the issuance of warrants to purchase up to 600,000 shares of common stock, to replace the calculation used to determine the per share price with a formula more favorable to Cygnus, and to extend the commitment period to June 30, 2003. Under the original Equity Line, we received aggregate proceeds of $26.1 million. In March 2001, we terminated our original Equity Line, as amended, and entered into a second Equity Line for a maximum aggregate issue price of $33.0 million with the same investors. The terms and conditions of this second Equity Line were substantially the same as the original Equity Line, as amended, and the commitment period ends June 30, 2003. As of September 30, 2002, we had received aggregate proceeds of $31.1 million under the second Equity Line. On October 1, 2001, we entered into our third Equity Line with the same investors for a maximum aggregate issue price of $29.0 million. The terms and conditions of this third Equity Line are substantially the same as the prior Equity Lines, and the commitment period ends December 31, 2004. As of September 30, 2002, we had not utilized the third Equity Line.

Under our Equity Lines, in 1999, we received gross proceeds of $9.5 million from the sale of 1.0 million shares of common stock. In 2000, we received gross proceeds of $14.2 million from the sale of 1.5 million shares of common stock. In 2001, we received gross proceeds of $33.0 million from the sale of 5.1 million shares of common stock. During the nine months ended September 30, 2002, we received gross proceeds of $528,000 from the sale of 170,000 shares of our common stock under the second Equity Line.

In connection with the original Equity Line, as amended, for the investors’ activities in 1999, we issued to the investors five-year warrants to purchase up to 95,000 shares of common stock at an exercise price of $11.51 per share. Pursuant to the agreements with the investors and the placement agent, for the investors’ activities in 2000, we issued to the investors five-year warrants to purchase up to 142,000 shares of common stock at exercise prices ranging from $6.00 to $20.40 and to the placement agent a five-year warrant to purchase up to 11,000 shares of common stock at an exercise price of $9.85. In January 2002, for the investors’ activities in 2001, under the original Equity Line and the second Equity Line, we issued to the investors five-year warrants to purchase up to 24,000 and 471,000 shares of common stock at an exercise price of $6.99 and $9.76, respectively, and to the placement agent a five-year warrant to purchase up to 50,000 shares of common stock at an exercise price of $7.74 per share.

On September 17, 2002 we amended our second and third Equity Lines to include the Nasdaq SmallCap Market in the definition of a principal market so that we can continue to use the Equity Lines in the event we transition to the Nasdaq SmallCap Market.  The amended Equity Lines also added an alternative 15-day investment period to the existing 30-, 60- and 90-day investment periods and limited the investors’ required purchase amount with certain trading volume limitations.

8. Arbitration Award Obligation

On December 11, 1997, the International Court of Arbitration issued a Final Award, which was not appealable, in an arbitration matter between Sanofi, S.A., now Sanofi~Synthelabo, and Cygnus related to transdermal hormone replacement therapy systems. This Final Award against Cygnus of $37.0 million was entered as a judgment of the United States District Court for the Northern District of California. An initial payment of $14.0 million was made within 14 days of the Final Award, and in 1997 we accrued an aggregate remaining liability of $23.0 million for the following obligations: (i) payments of an aggregate amount equal to $17.0 million as royalty payments for the period 2001 through 2005, payable 60 days after the end of each fiscal year ($2.0 million of which was paid in February 2002 for the year 2001, $3.0 million is to be paid for the year 2002, $4.0 million is to be paid for the year 2003, $4.0 million is to be paid for the year 2004 and $4.0 million is to be paid for the year 2005), and (ii) a convertible promissory note bearing interest at 6.5% per annum in the principal amount of $6.0 million, issued in December 1997, which was paid in full in cash with accrued annual interest of $390,000 in January 2002. The underlying agreement, which was the subject matter of the arbitration, was terminated on December 15, 1999. As of September 30, 2002, the aggregate amount payable under this obligation was $15.0 million, of which $3.0 million is included in our current obligations.

9. Contractual Arrangements with Sankyo Pharma Inc.

In November 2001, we entered into a U.S. Co-Promotion Agreement (“Co-Promotion Agreement”) for our GlucoWatch Biographer and other similar glucose monitoring products with Sankyo. Pursuant to the Co-Promotion Agreement, Sankyo paid us milestone payments totaling $10.0 million. This agreement required Sankyo to provide a specialty sales force of 50 people to promote our products. Under the Co-Promotion Agreement, we had an obligation to spend a minimum of $8.0 million in promotional funds for each of 2002 and 2003 to advertise and promote our products, and thereafter we were to continue to fund promotional activities in amounts we deemed appropriate.

On July 8, 2002, we entered into a U.S. Sales, Marketing and Distribution Agreement (“Sales, Marketing and Distribution Agreement”) with Sankyo that completely supersedes and replaces the Co-Promotion Agreement. Under the Sales, Marketing and Distribution Agreement, Sankyo is responsible for sales, marketing, managed care and government contracting, and distribution of our GlucoWatch Biographer and other similar glucose monitoring products for an initial period of 12 years. Sankyo is required to provide a specialty sales force of 100 people during the term of the Sales, Marketing and Distribution Agreement to exclusively market and sell our products and to utilize its large national sales force to distribute product literature to additional physicians. Under this new agreement, Sankyo paid us an additional $15.0 million in milestone payments, of which $12.5 million was received on July 17, 2002 and an additional $2.5 million was received on September 4, 2002, upon FDA approval of our supplemental pre-market approval (PMA) application for use of the Biographer by children and adolescents (ages 7 to 17).

Additionally, our obligation under the Co-Promotion Agreement to spend a minimum of $8.0 million in promotional funds for each of 2002 and 2003 was terminated by the Sales, Marketing and Distribution Agreement.  Under the Sales, Marketing and Distribution Agreement, Sankyo assumes the responsibility for promotional funds beginning in 2003, and we are no longer obligated to support such activities; however, for the year 2002, we are obligated to reimburse Sankyo for actual promotional expenses up to $10.0 million, less promotional expenses incurred by us during the year 2002.  As of September 30, 2002, Sankyo has incurred $1.2 million and we have incurred $4.3 million in such expenses; thus, we remain obligated to reimburse Sankyo for maximum additional promotional expense of approximately $4.5 million.  We have a contractual right to defer the payment of such reimbursement to Sankyo until 2004.

The $25.0 million in milestones already received under the Co-Promotion Agreement and the Sales, Marketing and Distribution Agreement is to be recognized as revenue over the initial 12-year term of our contractual relationship (from April 1, 2002 until April 1, 2014), with no recognition of revenue in the first three sales years because, in the event that certain circumstances were to occur in the first three sales years of our Sales, Marketing and Distribution Agreement that result in the termination of the agreement, the milestone amounts might have to be repaid to Sankyo. Consequently, if the agreement runs its full initial term of 12 years, the milestone amounts will be recognized as revenue beginning in 2005 and continuing over the remaining 12 years. In 2005, we expect to record the accumulated revenue of $7.8 million for the first three sales years, and thereafter will record proportional amounts of the deferred revenue of approximately $521,000 per quarter over the remaining 12 years.

Under the terms of our Sales, Marketing and Distribution Agreement, Sankyo is responsible for the sales, marketing and distribution of product.  We sell product to Sankyo at predetermined prices (“transfer prices”) stipulated in the Sales, Marketing and Distribution Agreement; however, such transfer prices are subject to subsequent adjustments as Sankyo is entitled to receive sales and marketing fees (“commissions”) from us.  Such commissions are impacted by the rebates, discounts and certain fees offered or paid by Sankyo to its third-party customers and are recorded as a reduction in our revenue.  Pursuant to the Sales, Marketing and Distribution Agreement, payment of commissions for the sales years 2002 through 2004 can be deferred until at least 2005 and, under certain circumstances, to 2008.  As of September 30, 2002, total commissions of $167,000 have been accrued, the payment of which has been deferred.  Once our commission deferral and our promotional funds reach a certain specified dollar amount, Sankyo will then have a first security interest in certain of our U.S. patents.

As a result of entering into the Sales, Marketing and Distribution Agreement with Sankyo, on September 10, 2002, we terminated our logistics service contract with UPS Supply Chain Management, Inc., formerly Livingston Healthcare Services, Inc.  Additionally, Sankyo has entered into an agreement with TheraCom, Inc. for the U.S. dispensing and patient insurance reimbursement services for the GlucoWatch G2 Biographer.

10. Subsequent Events

On October 16, 2002, the Nasdaq Stock Market informed us that the minimum bid price of our common stock had closed at less than $3.00 per share over 30 consecutive trading days and that we had not regained compliance with the Nasdaq National Market requirements within the grace period afforded us; as a result, our stock faces delisting from the Nasdaq National Market.  On October 17, 2002, we requested an oral hearing from Nasdaq, which has now been set for November 21, 2002.  Thus, our stock will continue to trade on the Nasdaq National Market, pending Nasdaq’s decision. On October 21, 2002, we were further notified by the Nasdaq Stock Market that our market value of listed securities had been below the minimum $50.0 million requirement for continued listing on the Nasdaq National Market and that we have until November 20, 2002 to regain compliance by meeting this requirement for a minimum of 10 consecutive trading days.  On October 25, 2002, we received a letter from Nasdaq advising us that this additional issue also will be considered at our November 21, 2002 oral hearing.  If our request for an extension of time to meet the Nasdaq National Market continued listing requirements is denied after the oral hearing, we intend to transfer our common stock to the Nasdaq SmallCap Market.  As we have amended our Convertible Debentures and our Equity Lines, a transfer to the SmallCap Market would no longer result in a default of the Convertible Debentures and, in such an event, our Equity Lines would remain available.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements in this report, including in the documents incorporated by reference, are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions and other statements contained in this report, including in the documents incorporated by reference, that are not statements of historical fact. Forward-looking statements include, but are not limited to, statements about our ability to manufacture and commercially scale up the GlucoWatch G2 Biographer, our plans for commercialization alliances, our ability to achieve market acceptance of the GlucoWatch G2 Biographer, and the speed and potential results of the regulatory process. In some cases, you can identify these statements by words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continues,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions. We cannot guarantee future results, levels of activity, performance or achievements. Our actual results and the timing of certain events may differ significantly from the results and timing discussed in this report, including those under “Risk Factors” herein, as well as in the documents incorporated by reference.

General

We develop, manufacture and commercialize new and improved glucose monitoring devices. Our products are designed to provide more data to individuals and their physicians and enable them to make better-informed decisions on how to manage diabetes. We began the U.S. market launch of our first-generation GlucoWatch® Biographer on April 15, 2002. On March 21, 2002, the U.S. Food and Drug Administration (FDA) approved our second generation product, the GlucoWatch® G2™ Biographer. Compared with our first-generation product, the G2TM Biographer reduces warm-up time (from three to two hours), increases the number of readings per hour (up to six versus up to three), extends AutoSensor duration (from 12 to 13 hours) and provides predictive low-alert alarms. On August 28, 2002, we received approval from the FDA of our supplemental pre-market approval (PMA) application for use of the GlucoWatch G2 Biographer by children and adolescents (ages 7 to 17).

We launched the GlucoWatch G2 Biographer in the United States on September 16, 2002 under our Sales, Marketing and Distribution Agreement with Sankyo Pharma Inc. (“Sankyo”), a wholly owned U.S. subsidiary of Sankyo Co., Ltd., a Japanese pharmaceutical and medical products company. Sankyo Pharma Inc. has contracted with TheraCom, Inc., a subsidiary of AdvancePCS, to provide product dispensing and patient reimbursement services for our products.

The GlucoWatch Biographer and GlucoWatch G2 Biographer are the only products approved by the FDA that provide frequent, automatic and non-invasive measurement of glucose levels. We believe our products represent the most significant commercial technological advancement in self-monitoring of glucose levels since the advent, approximately 20 years ago, of finger-stick blood glucose measurement. Our GlucoWatch Biographer systems consist of two components: a durable component known as the Biographer, and a consumable component known as the AutoSensor.  The GlucoWatch Biographers use an extremely low electrical current to extract glucose molecules through the skin, using patented sampling processes. The glucose is extracted from interstitial fluid that surrounds cells, rather than from blood, eliminating the need for multiple finger pricks to provide glucose readings. The Biographers can be worn on the forearm like a watch and function like a computer, analyzing and responding to data received from the AutoSensors. The AutoSensors use proprietary biosensor technology and snap into the back of the Biographers. The AutoSensors are calibrated with a standard blood glucose measurement after a warm-up period and then frequently, automatically and non-invasively extract and measure glucose for their duration period before requiring replacement.

Current methods for measuring glucose, where skin is lanced and a blood sample is obtained for measurement, are painful and inconvenient to the user. Because of this, the vast majority of people with diabetes do not perform frequent glucose testing, which is necessary to provide adequate information to manage diabetes, despite substantial clinical evidence of the benefits of more intensive diabetes management. We believe there is an unmet medical need for a device that can provide and track frequent glucose readings automatically and non-invasively. The GlucoWatch Biographers enable people with diabetes and their physicians to identify trends and track patterns in fluctuating glucose levels that would be difficult to detect with current testing techniques alone. Although the GlucoWatch Biographers are not intended to replace existing painful and inconvenient testing methods, we believe our GlucoWatch Biographer products will lead to better-informed decisions regarding the way individuals manage their diabetes.

Recent Events

On October 16, 2002, the Nasdaq Stock Market informed us that the minimum bid price of our common stock had closed at less than $3.00 per share over 30 consecutive trading days and that we had not regained compliance with the Nasdaq National Market requirements within the grace period afforded us; as a result, our stock faces delisting from the Nasdaq National Market.  On October 17, 2002, we requested an oral hearing from Nasdaq, which has now been set for November 21, 2002.  Thus, our stock will continue to trade on the Nasdaq National Market, pending Nasdaq’s decision. On October 21, 2002, we were further notified by the Nasdaq Stock Market that our market value of listed securities had been below the minimum $50.0 million requirement for continued listing on the Nasdaq National Market and that we have until November 20, 2002 to regain compliance by meeting this requirement for a minimum of 10 consecutive trading days.  On October 25, 2002, we received a letter from Nasdaq advising us that this additional issue also will be considered at our November 21, 2002 oral hearing.  If our request for an extension of time to meet the Nasdaq National Market continued listing requirements is denied after the oral hearing, we intend to transfer our common stock to the Nasdaq SmallCap Market.  As we have amended our Convertible Debentures and our Equity Lines, a transfer to the SmallCap Market would no longer result in a default of the Convertible Debentures and, in such an event, our Equity Lines would remain available.

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

Revenue Recognition

Product revenues are generated upon the sale of our GlucoWatch Biographer and GlucoWatch G2 systems and related accessories in the United Kingdom and the United States. The GlucoWatch Biographer systems consist of two integrated parts: the durable Biographer and the disposable, single-use AutoSensor. After the initial sale of the complete system, revenues will continue to be recorded upon the sale of additional AutoSensors and accessories to support the installed base of Biographer users.

Product sales are recorded when all the following conditions have been met: product has been shipped, transfer of title has taken place, there is persuasive evidence of an agreement, the price is fixed and determinable, and collection is reasonably assured. Revenues generated from our shipments of product to Sankyo for resale to third parties are deferred until the product is sold by Sankyo to third parties because the net price of our product sales to Sankyo is subject to certain pricing adjustments, such as rebates, discounts and certain fees offered or paid by Sankyo to its third-party customers. Revenues generated from our shipments of sample and practice Biographers are recognized when all the above conditions are met, typically upon delivery of these products to Sankyo.  We accrue for estimated warranty costs and other allowances when the revenues from product sales are recognized.  With regard to product sales made directly by Cygnus to third parties through September 30, 2002, from time to time we allowed customers to return product for credit.  In such instances, we deferred revenue until the return period expired.

With respect to product sold by us to Sankyo, we record a provision for estimated sales returns and allowances on product sales in the same period as the related revenues are recorded.  Such provision and allowances are based on our best estimates, known factors and information provided to us by Sankyo.

Our contract revenues may include up-front and/or interim milestone payments from co-promotion; sales, marketing and distribution; and development agreements. Milestone payments will be recorded as revenue based on the provisions of the underlying agreement and the estimated period of continuing obligations, generally the contract term. No revenue is recognized for such milestones if there is any potential that these milestones may have to be repaid. All milestone payments received ($25.0 million) pursuant to our contractual arrangements with Sankyo have been deferred because, in the event that certain circumstances were to occur in the first three sales years of our contractual relationship resulting in termination of the agreement, the milestone amounts might have to be repaid to Sankyo. Consequently, if the contractual relationship runs its full term, the milestone amounts will be recognized as revenue beginning in 2005 and continuing over the remaining term of the initial 12-year agreement with Sankyo.

Our contract revenues also include payments received pursuant to research grants. Revenue is recognized based on the performance requirements of the grant contract and as reimbursable expenses are incurred.

Inventory Valuation

Inventory is stated at the lower of cost (first-in, first-out method) or market, after appropriate consideration is given to obsolescence and inventory in excess of anticipated future demand. However, due to the early stage of our product commercialization activities, the estimates required in inventory valuation, including production yields and normal capacity, labor costs incurred in the production of each unit and overhead costs applicable to manufacturing operations, are inherently uncertain. Thus, actual results may differ from those estimates. We will continue to evaluate the estimates in our inventory valuation as our manufacturing operations become more stable and quantities reach more sustained levels. Adjustments to inventory for potential obsolescence or for inventory in excess of demand are also determined based on significant estimates, which could subsequently change.

Furthermore, prior to the approval by the FDA of our product and our commercial processes, material was generally charged to research and development expenses upon receipt, and was not carried as inventory in the financial statements. Accordingly, at and for the nine months ended September 30, 2002, inventory values and the cost of product revenues do not include previously expensed material.

Results of Operations

Our results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the demand for our products, product revenues and our cost of product revenues, as well as the level of our expenses during any given period. Historical results should not be viewed as indicative of future operating results. We are also subject to risks common to companies in our industry and at our stage of development, including risks inherent in our commercialization efforts; reliance upon our U.S. sales, marketing and distribution partner; enforcement of our patents and proprietary rights; need for future capital, particularly in the event of Nasdaq delisting; potential competition; and uncertainty of regulatory approvals. We have experienced operating losses since our inception, and we expect to continue to incur operating losses at least until we have significant product sales, if we ever do. At September 30, 2002, our accumulated deficit and stockholders’ net capital deficiency were $285.3 million and $31.2 million, respectively.

Comparison for the Three Months and Nine Months Ended September 30, 2002 and 2001

Net product revenues for the quarter ended September 30, 2002 were $1.5 million, compared to $298,000 for the quarter ended September 30, 2001. Net product revenues for the nine months ended September 30, 2002 were $1.8 million, compared to $337,000 for the nine months ended September 30, 2001. The vast majority of net product revenues recognized for the quarter and nine months ended September 30, 2002 resulted from sales of our GlucoWatch Biographers in the United States. Approximately $800,000 of the product revenue recognized in the third quarter of 2002 related to sample and practice G2 Biographers shipped to Sankyo in September for use by their sales force.  Sample and practice G2 Biographers are sold to Sankyo at a fixed price that is not subject to adjustment and therefore the revenues from these sales are not deferred.  The remaining product revenues primarily reflect revenues that were deferred from the previous quarter for shipments of our first generation product, which were eligible for free upgrades to the G2 Biographer.  We recognized this revenue when we shipped the free upgrades during the current quarter. Customers who purchased our first-generation Biographers in the United States have a right to a free upgrade to the G2 Biographer if requested within a specified time period. Product revenues for the quarter and nine months ended September 30, 2001 resulted from the initial sales of our GlucoWatch Biographer in the United Kingdom.

Unit shipments of the GlucoWatch Biographers for the quarter ended September 30, 2002 were approximately 12,500 Biographers, of which approximately 700 were first-generation products sold directly to end users, and approximately 11,800 were second-generation products shipped to Sankyo, about half of which were for resale to Sankyo’s customers and the remaining amount were sample and practice units. The majority of these shipped units reflect our initial U.S. market entry of the second-generation G2 Biographers. During the quarter ended September 30, 2002, we shipped approximately 189,000 AutoSensors, of which approximately 161,000 were shipped to Sankyo. The total invoice amount of our Biographer, AutoSensor and accessory shipments for the quarter ended September 30, 2002 was $4.8 million. In accordance with SEC Staff Accounting Bulletin No. 101 (SAB 101), however, for the quarter ended September 30, 2002, we deferred product revenues related to product shipments of approximately $3.7 million. The amount of deferred product revenues is subject to further adjustments to take into account calculated commissions owed to Sankyo and other adjustments, and this deferred revenue is a component of deferred margin on product shipments in the liability section of our balance sheets.

Contract revenues for the quarter ended September 30, 2002 were $104,000, compared to $120,000 for the quarter ended September 30, 2001. Contract revenues for the nine months ended September 30, 2002 were $352,000, compared to $5.2 million for the nine months ended September 30, 2001. Contract revenues for the three and nine months ended September 30, 2002 and 2001 included revenues related to our National Institutes of Health (NIH) Small Business Innovative Research (SBIR) Phase I & II grant and our two NIH Phase I SBIR contracts, respectively. Revenues related to our NIH grant and contracts are recognized as research activities are performed. Also included in contract revenues for the nine months ended September 30, 2001 is a milestone payment of $4.5 million from a former partner (Yamanouchi Pharmaceutical Co., Ltd.) related to FDA approval of our GlucoWatch Biographer. The $25.0 million milestone payments received through September 30, 2002 from Sankyo appear as deferred revenue in the liability section of our balance sheets.

Cost of product revenues for the quarter and nine months ended September 30, 2002 were $1.3 million and $3.6 million, respectively. Cost of product revenues for the quarter and nine months ended September 30, 2001 were $36,000 and $36,000, respectively. Cost of product revenues for the quarter ended September 30, 2002 consisted of $840,000 in material and other production costs associated with the manufacturing of our products and $540,000 of underabsorbed indirect overhead representing excess manufacturing capacity put in place to accommodate our anticipated future requirements, reduced by $103,000 reflecting a correction of a misclassification of certain marketing and research and development expenses as cost of product revenues in the first two quarters of fiscal 2002. In addition, cost of product revenues for the nine months ended September 30, 2002 included approximately $1.1 million in expenses related to the second quarter 2002 write-off of excess first-generation Biographer inventory, caused by the earlier-than-anticipated FDA approval of our second-generation Biographer and its anticipated launch.

Pursuant to our Sales, Marketing and Distribution Agreement with Sankyo, the sales price to Sankyo of practice and sample products approximates our costs. For the quarter ended September 30, 2002, more than half of our revenue derived from the sale of such units to Sankyo, which had a negative impact on our margin. Another factor negatively affecting our margin for the current quarter was the cost of the G2 Biographers shipped as free upgrades to our customers who purchased our first-generation products.  Customers who purchased our first-generation products were eligible for a free upgrade if they responded to our upgrade offer within a certain period of time.  We had previously deferred product revenues and cost of product revenues for such first-generation products sold to customers who had the right to upgrade.  During the quarter ended September 30, 2002, we recognized the previously deferred revenues and cost of product revenues, together with the cost of second-generation product shipped during the current quarter, as part of the upgrade offer.  Additionally, manufacturing costs included in the cost of each unit are greater at low unit volumes, such as the volumes expected during our initial commercialization in the United States. However, as an offset to these negative impacts on our product margin, cost of product revenues did not include certain material and other product costs previously expensed.  Prior to commercialization, materials that we purchased were expensed to research and development.  We have been able to use some of this material in our products sold.  In addition, we redesigned our practice Biographers, allowing us to utilize material from our first-generation product that was written off in the quarter ended June 30, 2002.  If we were to include the costs that were previously expensed to research and development but then used in our products sold and the costs that that were written off but later used in products sold, our cost of product revenues would have been $834,000 greater than the reported amounts for the quarter ended September 30, 2002, and $1.2 million greater than the reported amounts for the nine months ended September 30, 2002. Overall, we expect our product margin to vary from period to period due to the mix of products sold, i.e., Biographers, AutoSensors and accessories, and demand fluctuations in the utilization of our manufacturing facilities.

For the quarter ended September 30, 2002, in accordance with SAB 101 and other accounting pronouncements, we deferred costs of approximately $1.6 million related to deferred product revenues, and these costs appear as a component of deferred margin on product shipments in the liability section of our balance sheets.  The deferred margin on product shipments reflected on our balance sheet as of September 30, 2002 will be reduced in future periods as the commissions payable to Sankyo become determinable.

                Research and development expenses for the quarter ended September 30, 2002 were $4.5 million, compared to $7.6 million for the quarter ended September 30, 2001.  The expenses for the quarter ended September 30, 2002 included an increase of $407,000 related to research and development expenses that were misclassified as marketing expenses and cost of product revenues in the first two quarters of fiscal 2002.  Research and development expenses for the nine months ended September 30, 2002 were $12.1 million, compared to $22.6 million for the nine months ended September 30, 2001. Research and development expenses decreased significantly as a result of a reduction in material costs charged to research and development expenses for commercial manufacturing scale-up.

Marketing, general and administrative expenses for the quarter ended September 30, 2002 were $5.2 million, compared to $3.7 million for the quarter ended September 30, 2001.  The expenses for the quarter ended September 30, 2002 included a decrease of $304,000 related to research and development expenses and cost of product revenues that were misclassified as marketing expenses in the first two quarters of fiscal 2002.  Marketing, general and administrative expenses for the nine months ended September 30, 2002 were $14.3 million, compared to $11.4 million for the nine months ended September 30, 2001. This increase was primarily due to product promotion, education, and training programs for health care professionals and patients, as required under our agreement with Sankyo, for the launch of the G2 Biographer in the United States.

Interest and other income for the quarter ended September 30, 2002 was $98,000 compared to $243,000 for the quarter ended September 30, 2001. Interest and other income for the nine months ended September 30, 2002 was $311,000, compared to $2.3 million for the nine months ended September 30, 2001. Included in interest and other income for the nine months ended September 30, 2001 was a gain of $1.1 million resulting from the sale of certain marketable equity securities and cash proceeds of $416,000 pursuant to our 1999 Ortho-McNeil Pharmaceutical, Inc. agreement related to the sale of our drug delivery business. Excluding that gain, interest income decreased by $422,000 when compared to 2001. This decrease was primarily due to the lower yields on a lower average balance invested.

Interest and other expense for the quarter ended September 30, 2002 was $880,000, compared to $917,000 for the quarter ended September 30, 2001. Interest and other expense for the nine months ended September 30, 2002 was $2.6 million, compared to $2.8 million for the quarter ended September 30, 2001. Included in interest and other expense for the quarters and nine months ended September 30, 2002 and 2001 were the interest accrued on our convertible debentures and the amortization of the value of the warrants issued in connection with our financing agreements.

Provision for income taxes for the quarter ended September 30, 2002 relates to U.K. taxes on income in the quarter and nine months ended September 30, 2002 and for foreign tax withholdings applicable to the milestone payment from a former partner (Yamanouchi Pharmaceutical Co., Ltd.) recorded in the first quarter of 2001.

Liquidity and Capital Resources

As of September 30, 2002, our cash, cash equivalents and investments totaled $25.1 million.

Net cash used in operating activities for the nine months ended September 30, 2002 was $13.7 million, compared to net cash used of $21.9 million for the nine months ended September 30, 2001. Cash used in operating activities during the nine months ended September 30, 2002 was primarily due to the net loss from operations of $30.3 million and our Sanofi arbitration payments totaling $8.4 million, partially offset by an increase in deferred revenue of $20.0 million and deferred margin on shipments of $2.8 million. Cash used in operating activities during the nine months ended September 30, 2001 was primarily due to the net loss from operations of $29.6 million, partially offset by a net increase in liabilities of $5.7 million and non-cash, stock-based compensation of $1.7 million.

Net cash provided by investing activities of $3.1 million for the nine months ended September 30, 2002 resulted primarily from the net sales and maturities of investments of $3.7 million, partially offset by capital expenditures of $563,000. Net cash provided by investing activities of $4.3 million for the nine months ended September 30, 2001 resulted primarily from the net sales and maturities of investments of $6.4 million, partially offset by capital expenditures of $2.1 million.

Net cash provided by financing activities totaled $15.7 million for the nine months ended September 30, 2002 and included net proceeds of $14.7 million from the 2002 public offering of our common stock, net proceeds of $452,000 from sales of our common stock under our second Equity Line and additional stock proceeds, primarily from our employee stock purchase plan, of $554,000. Net cash provided by financing activities totaled $23.9 million for the nine months ended September 30, 2001 and included net proceeds of $25.8 million from the sales of common stock under our Equity Lines and additional stock proceeds of $1.2 million, primarily from our employee stock purchase plan, partially offset by long-term debt repayments of $3.1 million.

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

As of September 30, 2002, our contractual obligations for the next five years and thereafter are as follows:

Contractual Obligations	Payments Due By Period (In thousands)
	Total	Less than 1 year	1-3 years	4-5 years

Convertible debentures(1)	$22,281	$2,000	$20,281	$—
Interest expenses on convertible debentures	1,294	762	532
Capital lease obligations	169	73	96	—
Operating leases(2)	1,761	1,478	283	—
Arbitration obligations	15,000	3,000	8,000	4,000
Amounts due to distributor(3)	5,869	—	5,869	—
Total contractual cash obligations	$46,374	$7,313	$35,061	$4,000

(1) Our convertible debentures may be converted to common stock prior to their maturity date, at the option of the parties under certain circumstances, therefore these debentures may not require use of capital resources.

(2) Future minimum lease payments under our operating leases, exclusive of sublease income.

(3) Under our Sales, Marketing and Distribution agreement with Sankyo, we are required to reimburse Sankyo for promotional expenses up to a total of $10.0 million, less the amount spent by Cygnus in 2002. As of September 30, 2002, we have an obligation to reimburse Sankyo for $1.4 million and may have to reimburse Sankyo for a maximum additional amount of $4.5 million.

As of September 30, 2002, based upon current expectations for operating losses and projected short-term capital expenditures, we believe that existing cash, cash equivalents, and investments of $25.1 million, coupled with product revenues from the sale of our GlucoWatch G2 Biographers and AutoSensors, cash from purchase orders received from Sankyo, and the funds available under our existing Equity Lines, as amended on September 17, 2002, will be sufficient to meet our existing operating expenses, commitment to provide 2002 promotional funds, arbitration obligations, debt servicing and repayments and capital expenditure requirements at least for the next 12 months. However, there can be no assurance that we will not require further financing and, if we do, that such financing will be available.

Amendments to the Convertible Debenture Agreement and Convertible Debentures

In June 1999, we entered into a Convertible Debenture and Warrant Purchase Agreement (“Convertible Debenture Agreement”) and thereunder issued in June 1999 and September 1999 Convertible Debentures with a principal amount of $14.0 million and $3.0 million, respectively. As of September 30, 2002, the total outstanding balance plus accrued interest on the Convertible Debentures totaled $22.3 million. On August 21, 2002, we amended our Convertible Debenture Agreement and the Convertible Debentures to specify that a Nasdaq delisting does not result in a default that would trigger immediate full payment obligations under the Convertible Debentures. The amended agreements allow for limited conversions into stock at a slight price premium (either 1% or 7%, depending upon the market price of our stock) to the market price of our stock, with certain minimum conversion prices established until March 31, 2003.  Thereafter, the premium over market price built into the conversion price increases if the stock is not trading above certain price thresholds. In addition, the amendments provide for a one-year extension of maturity dates on a portion of the debentures equal to the aggregate amount of the debt that is converted or prepaid prior to the original maturity dates in 2004. Conversions cannot exceed 8% of the trading volume for a given month, and are limited to $500,000 per month unless our stock trades at or above $3.50 for that month.  Additionally, commencing on October 1, 2002, the interest rate on the convertible debt is reduced from 8.5% to 3.5% per annum and is payable quarterly, with interest payments of approximately $200,000 per quarter through 2003 and decreasing thereafter until repayment has occurred at the maturity dates. In 2003, if, due to the volume and price restrictions, the debt holders are unable to convert at least $4.0 million of debt into equity, we will redeem the difference between $4.0 million and the amounts actually converted.  Additionally, on September 17, 2002, we further amended our Convertible Debentures to amend the anti-dilution provisions in light of the new conversion price structure.

Amendment to the Second and Third Equity Lines

In June 1999, we also entered into a Structured Equity Line Flexible FinancingSM Agreement (‘‘Equity Line’’). Since that time, we have entered into two additional Equity Lines, one in March 2001 and another in October 2001. As of September 30, 2002, we had received aggregate proceeds of $57.2 million pursuant to our Equity Lines, and we have $30.9 million available under our Equity Lines, of which $1.9 million is available under our second Equity Line and $29.0 million is available under our third Equity Line. On September 17, 2002 we amended our second and third Equity Lines to include the Nasdaq SmallCap Market in the definition of a principal market so that we can continue to use the Equity Lines in the event we transition to the Nasdaq SmallCap Market.  The amended Equity Lines also added an alternative 15-day investment period to the existing 30-, 60- and 90-day investment periods and modified the purchase volume restrictions in light of our lower market capitalization resulting from our current per share stock price.

Risk Factors

We wish to caution stockholders and investors that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statements made by or on behalf of Cygnus, Inc.  The statements under this caption are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose.

Our shares of common stock may be de-listed from the Nasdaq National Market. If our shares are de-listed, our stockholders may experience substantially decreased liquidity in their shares.

Our stock is currently traded on the Nasdaq National Market; however, we are out of compliance with certain requirements for maintaining listing on the Nasdaq National Market and are in the process of requesting from Nasdaq an extension of time to regain compliance with such requirements.  On July 16, 2002, the Nasdaq Stock Market sent us a deficiency notice, stating that the minimum bid price for our common stock had been below $3.00 per share for a period of 30 consecutive days. The notice further stated that we would be given a grace period of 90 days within which to regain compliance with the $3.00 minimum bid price requirement in order to maintain the listing of our common stock on the Nasdaq National Market. For continued listing, the Nasdaq National Market currently requires companies, such as ours, without at least $10.0 million in stockholders’ equity or $4.0 million in net tangible assets, to avoid having the minimum bid price drop below $3.00 per share for 30 consecutive trading days and to avoid having a market capitalization below $50.0 million.

On October 16, 2002, the Nasdaq Stock Market informed us that the minimum bid price of our common stock had closed at less than $3.00 per share over the previous 30 trading days and that we had not regained compliance with the Nasdaq National Market requirements within the grace period afforded us; as a result, our stock faces delisting from the Nasdaq National Market.  On October 17, 2002, we requested an oral hearing from Nasdaq, which has now been set for November 21, 2002.  Thus, our stock will continue to trade on the Nasdaq National Market, pending Nasdaq’s decision after the oral hearing. On October 21, 2002, we were further notified that our market value of listed securities had been below the minimum $50.0 million requirement for listing on the Nasdaq National Market and that we have until November 20, 2002 to regain compliance by meeting this requirement for a minimum of 10 consecutive trading days.  On October 25, 2002, we received a letter from Nasdaq advising us that this additional issue also will be considered at our November 21, 2002 oral hearing.  If our request for an extension of time to meet the Nasdaq National Market listing requirements is denied after the oral hearing, we intend to transfer our common stock to the Nasdaq SmallCap Market. To meet the Nasdaq SmallCap Market’s continued listing requirements, we will need to maintain at least one of the following: (a) $2.5 million in stockholders’ equity, (b) $500,000 in net income from continuing operations or (c) $35.0 million in market capitalization, as well as maintaining a minimum bid price of $1.00 or above per share and other continued listing requirements. There can be no assurance that we will meet the Nasdaq SmallCap Market continued listing requirements at such time. Furthermore, Nasdaq may change or suspend its National Market and/or SmallCap Market listing requirements at any time.

In the event our stock is transferred to the Nasdaq SmallCap Market, or if we do not meet the Nasdaq SmallCap Market continued listing requirements and our stock is then traded on the over-the-counter markets or regional exchanges, this may have a negative impact on the liquidity and price of our common stock and investors may find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, our common stock. As we have amended our Convertible Debentures and our Equity Lines, a transfer to the Nasdaq SmallCap Market would no longer result in a default of the Convertible Debentures and, in such an event, our Equity Lines would remain available.

We are relying solely on Sankyo to sell, market and distribute our products in the United States.

On July 8, 2002, we entered into a U.S. Sales, Marketing and Distribution Agreement with Sankyo. This new agreement completely supersedes and replaces our prior November 28, 2001 co-promotion agreement with Sankyo. Under the new agreement, Sankyo is responsible for sales, marketing, managed care and government contracting, and distribution of our GlucoWatch Biographers and other similar glucose monitoring products in the United States for an initial period of 12 years. As a result of this new agreement, Sankyo takes over greater control over commercial decisions related to the GlucoWatch Biographers, including but not limited to, the timing of new product launches and types of promotional programs. We decided to enter into this new agreement rather than develop and/or expand such capabilities in-house, given the existing capabilities of Sankyo. During the term of the agreement, Sankyo cannot sell, market or distribute any other glucose monitoring product in the United States. Sankyo will receive a significantly increased percentage of the net sales beginning in 2003 as a result of the additional responsibilities it has assumed under the new agreement. If either party fails to meet its contractual obligations under the agreement, we may be unable to successfully commercialize our products or may experience delays in commercialization due to the necessity of seeking an alternative third party or parties to perform the functions previously handled by Sankyo or may need to develop these capabilities ourselves at considerable expense. Furthermore, Sankyo has contracted with TheraCom, Inc. to provide product dispensing and patient reimbursement services in the United States, and so we are also dependent on TheraCom, Inc. Additionally, in the event of specific dire financial situations, our Sales, Marketing and Distribution Agreement with Sankyo provides that Sankyo will have a first priority security interest in certain of our U.S. patents and the right to purchase our U.S. regulatory submissions.

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

Successful commercialization of our products will depend in large part on whether patients who purchase our products will be reimbursed for the expense by third-party payors, which include private insurance plans and Medicare, Medicaid and other federal health care programs. Currently, our products do not have widespread reimbursement. There can be no assurance that such reimbursement will be available in a sufficient time frame, or at all. Sankyo now has responsibility for this function under our Sales, Marketing and Distribution Agreement.  Sankyo has now contracted with TheraCom, Inc. to provide patient insurance reimbursement services. Third-party payors, including federal health care programs and managed care and other private insurance plans, are increasingly seeking to contain health care costs by limiting the coverage of, and the amount of reimbursement for, new diagnostic products. As a result, adequate levels of reimbursement may not be available for patients, many of whom may therefore not purchase our products. If meaningful reimbursement from third-party payors is not available, we may not be able to achieve a level of market acceptance of our product, and we may not be able to maintain price levels sufficient to realize an adequate return on our investment. In the United States and other countries, the period of time needed to obtain approval for the reimbursement of our products to patients can be lengthy. We may need to delay the launch of our products in some countries until we have established eligibility for reimbursement. This delay could potentially harm our business.

We depend on third-party suppliers for the Biographer and AutoSensor components. Any interruption in the supply of system components or an increase in the pricing of these components could prevent us from manufacturing our products or reduce our margins.

The Biographers and AutoSensors are manufactured from components purchased from outside suppliers, most of whom are our single source for such components. Some of these companies are small enterprises, which may encounter financial difficulties. If we are unable, for whatever reason, to obtain these components from our suppliers or if the components obtained from these suppliers do not pass quality standards, we will be required to obtain the components from alternative suppliers. Additionally, in the event a current supplier is unable to meet our component requirements, we might not be able to rapidly find another supplier of the particular component or an alternative supply at the same price or lead-time. An interruption in the supply of the Biographer or AutoSensor components or excessive pricing of these components could prevent us from manufacturing our products or reduce our margins and may significantly impact our ability to achieve a successful U.S. product launch.  An interruption in the manufacturing of our products could lead to our failure to meet our supply obligations under the Sales, Marketing and Distribution Agreement with Sankyo and, upon an extended failure to supply by us, Sankyo has the option to manufacture, or have manufactured for them, the products or to terminate the agreement.

Such third party suppliers may, for competitive reasons, support directly or indirectly a company or product that competes with one of our products. If such a third party terminates an arrangement, cannot fund or otherwise satisfy its obligations under its arrangements or disputes or breaches a contractual commitment, then we would likely be required to seek an alternative third party. If we were unable to find a replacement third party, our capital requirements could increase substantially and our business and financial condition could be materially harmed. If we were required to develop our own capabilities, we would continue to incur significant start-up expenses and we would compete with other companies that have experienced and well-funded operations.

We rely on supply agreements, including those with Hydrogel Design Systems, Inc., Key Tronic Corporation, Sanmina Corporation and E.I. du Pont de Nemours and Company, among others.

We have very limited medical device manufacturing experience.

We may encounter problems in manufacturing our GlucoWatch Biographers. We are responsible for manufacturing the GlucoWatch Biographers and we have contracted with a third party, Corium International, to manufacture our AutoSensors. Our GlucoWatch Biographers and our AutoSensors have been manufactured for commercial sale on a limited basis, and we have no experience manufacturing the volumes that would be necessary for us to achieve significant commercial sales. In the past, we initially experienced problems in scaling up our transdermal drug delivery products. There can be no assurance that similar problems will not be encountered in the future with our GlucoWatch Biographers, our AutoSensors and our future products. To successfully commercialize the Biographers and the AutoSensors, we will have to manufacture these products in compliance with regulatory requirements, in a timely manner and in sufficient quantities, while maintaining performance and quality of the products and a commercially feasible cost of manufacturing. There can be no assurance that we will be able to expand and then maintain reliable, full-scale manufacturing of the Biographers and the AutoSensors at commercially reasonable prices. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving product performance, production yields, quality control and assurance and personnel staffing levels. In addition, manufacturing facilities will be subject to extensive regulations, including those of the FDA, international quality standards and other regulatory requirements. Because we have contracted with a third party for manufacturing our AutoSensors, there are normal business risks associated with outsourcing this function to a third party. Difficulties encountered in manufacturing scale up or failure by us or a third party to implement and maintain manufacturing facilities in accordance with FDA regulations, international quality standards or other regulatory requirements could result in a delay or termination of production, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, we have limited experience tracking inventory manufacturing costs for the volumes necessary for us to achieve significant commercial sales, including tracking unit sales and costs of inventory. Due to the early stage of our product commercialization activities, the estimates required in inventory valuation, including production yields and normal capacity, labor costs incurred in the production of each unit and overhead costs applicable to manufacturing operations, are inherently uncertain. Furthermore, we have a limited history based upon which to estimate product returns. Thus, actual results may differ from those estimates. We will continue to evaluate the estimates in our inventory valuation as our manufacturing operations become more stable and quantities reach more sustained levels. However, we cannot give any assurance whether we can successfully implement any infrastructure changes in a timely manner to support our ongoing commercialization efforts.

We may need additional financing and it may not be available. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue commercializing our products, develop new products or respond to competitive pressures, and any of these situations could negatively impact our business.

In order to widely commercialize our GlucoWatch Biographer systems, as well as continue to develop our product line, we may require substantial resources. Although we currently have financing instruments in place, we may seek additional funding through public or private financings, including debt or equity financings. We may also seek other financing arrangements. Any additional equity financings are likely to dilute the holdings of current stockholders. Debt financing, if available, may have restrictive covenants. We may not be able to obtain adequate funds when we need them from financial markets or other sources. In particular, our ability to raise funds through the capital markets may be materially adversely affected as a result of any general reduction in commercial activity occasioned by terrorist activity or armed conflict. Even if funds are available, they may not be available on acceptable terms. If we cannot obtain sufficient additional funds, we may have to delay, scale back or eliminate some or all of our commercialization and development activities, license or sell products or technologies that we would otherwise seek to develop ourselves or declare bankruptcy. The amounts and timing of future expenditures will depend on the sales volumes of our GlucoWatch Biographers and our AutoSensors, the rates at which operating losses are incurred, expenses related to clinical trials, ongoing research and development for future products, FDA regulatory process and other factors, many of which are beyond our control.

We are highly leveraged and may be unable to service our debt or satisfy our other obligations. If we cannot pay amounts due under our obligations, we may need to refinance all or a portion of our existing debt, sell equity securities or sell all or a portion of our assets.

As of September 30, 2002, we had total liabilities of $72.8 million, excluding unamortized debt discount of $2.2 million.  This $72.8 million includes $27.8 million in deferred revenue and deferred margin on product shipments, which may be recognized as revenue upon the completion of certain criteria, thereby reducing our liabilities. Our current liabilities were $11.5 million, excluding the above $27.8 million of deferred revenue and deferred margin on product shipments. Our ability to meet our debt service obligations and other liabilities depends upon our future performance, which will depend upon financial, business and other factors, many of which are beyond our control. We may fail to generate sufficient cash flows in the future to cover our fixed charges or to permit us to satisfy any redemption obligations pursuant to our indebtedness. If we cannot generate sufficient cash flows in the future to cover our fixed charges or to permit us to satisfy any redemption obligations pursuant to our indebtedness and we are unable to borrow sufficient funds under our credit facilities or from other sources, we may need to refinance all or a portion of our existing debt, sell equity securities or sell all or a portion of our assets. We may not successfully complete any of these courses of action. The degree to which we are leveraged could exacerbate limitations on our ability to obtain financing for working capital, commercialization of products or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In the event of insolvency, bankruptcy, liquidation, reorganization, dissolution or winding-up of our business or upon default or acceleration related to our debt obligations, our assets would first be available to pay the amounts due under our debt obligations. Holders of our common stock would only receive any assets remaining after satisfaction in full of all indebtedness and preferred stock liquidation preferences, if any.

Ownership dilution caused by the issuance of shares under the equity line agreements or by additional shares of our common stock becoming available for sale in the future could lower our stock price.

We currently have $30.9 million available under our two existing Equity Lines. Under these agreements, subject to certain requirements, we may choose to sell up to $4.0 million of common stock per 30-day period (or $2.0 million of common stock per 15-day period) and our investors may exercise their option to purchase, subject to our approval, up to an additional $3.0 million of common stock per 30-day period. The total number of shares that may be issued under the Equity Lines depends on the market price of our common stock at the time that the shares are sold, on whether we choose to sell shares and on the number of shares we choose to sell. The following table illustrates hypothetically the effect that variations in the market price in our common stock and resulting variations in sales prices would have on the number of shares issued in a 30-day period, assuming that we would choose to sell all possible shares under the Equity Lines.

Price Per Share	Number of Shares Issued Based on a $7.0 Million Maximum (30-day period)
$20.00	350,000
$15.00	466,667
$10.00	700,000
$5.00	1,400,000
$2.50	2,800,000
$1.00	7,000,000

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

In addition, if we or our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and warrants, the market price of our common stock may fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Ownership dilution caused by the issuance of shares under the amended Convertible Debentures could also lower our stock price.

As of September 30, 2002, we had $22.3 million outstanding under both the 8.5% Convertible Debentures due June 29, 2004, as amended, and the 8.5% Convertible Debentures due September 29, 2004, as amended. Under these amended debentures, each month the holders of the debentures may collectively convert up to $500,000 of common stock subject to certain pricing and volume restrictions. In the event that the conversion price is more than $3.50 per share, the holders of the amended debentures may convert more than the $500,000 monthly limit, subject to certain volume restrictions. The total number of shares that may be issued under the amended debentures depends on the market price of our common stock at the time that the shares are sold. From October 1, 2002 to December 31, 2002, the conversion price is the greater of (x) $3.50 per share and (y) 101% of the volume-weighted average price for the common stock as quoted on the applicable market during the trading day of such conversion, calculated using Bloomberg’s volume-average pricing function or a similar pricing method, referred to as the VWAP. From January 1, 2003 to March 31, 2003, the conversion price is the greater of (x) $2.00 per share; and (y) 101% of the volume-weighted average price for the common stock as quoted on the applicable market during the trading day of such conversion, calculated using VWAP. Thereafter, the conversion price will be equal to 107% of any VWAP that is less than or equal to $2.00 per share, and 101% of any VWAP greater than $2.00 per share.

The following table illustrates hypothetically the effect that variations in the market price in our common stock and resulting variations in conversion prices would have on the number of shares issued in a one-month period.

Market Price Per Share	Conversion Price Per Share		Number of Shares Issued, Based on a $500,000 Maximum (one month)
$20.00	$20.20		$24,752
$15.00	$15.15		$33,003
$10.00	$10.10		$49,504
$5.00	$5.05		$99,009
$3.50	$3.54		$141,242
$2.00	$2.02	(1)	$247,524
$1.00	$1.07	(2)	$467,289

(1) From October 1, 2002 to December 31, 2002, the conversion price would be at least $3.50 per share regardless of the market price.  From January 1, 2003 to March 31, 2003, the conversion price would be $2.02 (101% of $2.00).  Thereafter, the conversion price will be equal to $2.14 (107% of $2.00).

(2) From October 1, 2002 to December 31, 2002, the conversion price would be at least $3.50 per share regardless of the market price.  From January 1, 2003 to March 31, 2003, the conversion price would be at least $2.00 per share regardless of the stock price.  Thereafter, the conversion price will be equal to $1.07 (107% of $1.00).

If we or our stockholders sell substantial amounts of our common stock, whether or not as part of a Convertible Debenture transaction, the market price of our common stock may fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Our stock price is volatile, and you may not be able to resell Cygnus shares at or above the price you paid, or at all.

The market price for shares of our common stock has been highly volatile. Factors such as new product introductions by us or our competitors, regulatory approvals or delays, announcements of technological innovations, commencement or termination of strategic relationships, developments related to our patents or proprietary rights or those of our competitors, the results of clinical trials for our products or products of our competitors and changes in securities analysts’ recommendations, as well as period-to-period fluctuations in financial results, may have a significant impact on the market price of the common stock.

Over the past year, there have been dramatic changes in economic conditions and the general business climate has been negatively impacted. Indices of the U.S. securities stock markets have fallen precipitously and consumer confidence has waned. Accordingly, many economists theorize that the United States is in a recession. Compounding the general unease about the current business climate is the continuing economic and political impact of the September 11, 2001 terrorist attacks in the United States. After these terrorist attacks, and in the current general economic climate, many companies have experienced and are continuing to experience a negative impact—unrelated to operating performance—on the market prices of their stock. Fluctuations or decreases in the trading price of our common stock may discourage investors from purchasing our common stock. In addition, in the past, following periods of volatility in the market price for a company’s securities, securities class action litigation often has been instituted. Such litigation could result in substantial costs to us and divert management’s attention and resources from commercializing our GlucoWatch Biographer.

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

To be successful, we will need to continue to develop glucose monitoring products that address the needs of people with diabetes. In addition, we may be evaluating new products outside of the glucose monitoring field that can utilize our diagnostic technologies. Any such products would require significant development and investment, including preclinical and clinical testing, prior to commercialization. From time to time, we have experienced delays or setbacks in the development of certain of our products. For example, in the past, we experienced development delays in the miniaturization of the first-generation GlucoWatch Biographer. There can be no assurance that we will be able to successfully address problems that may arise during development and commercialization processes. In addition, there can be no assurance that GlucoWatch Biographer enhancements or future products can or will be successfully developed, prove to be safe and effective in clinical trials, meet applicable regulatory standards, be manufactured in commercial quantities at a reasonable cost, be marketed successfully or achieve market acceptance. If any of our development programs are not successfully completed, required regulatory approvals or clearances are not obtained or products for which approvals or clearances are obtained are not commercially successful, our business, financial condition and results of operations may be materially adversely affected.

We may not continue to receive regulatory approval of our products from the FDA or foreign agencies. If we do not receive regulatory approval from an agency, we will not be able to sell our products or generate revenue in that agency’s jurisdiction.

The design, manufacturing, labeling, distribution and marketing of our products are subject to extensive and rigorous government regulation in the United States and certain other countries where the process of obtaining and maintaining required regulatory clearance or approvals is lengthy, expensive and uncertain. The FDA may not approve additional enhancements and possible manufacturing changes to the Biographers and the AutoSensors or it may require us to file one or more new PMA applications rather than allowing us to supplement our existing PMA application. Even if the FDA grants us expedited review status on an application for approval, obtaining approval of a PMA or a PMA supplement could take a substantial period of time, and the FDA may not ultimately grant such approval. Moreover, even if regulatory approval is granted, such approval may include significant limitations on intended uses for which any such products could be marketed.

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

The medical device industry, particularly the market encompassing our GlucoWatch Biographers, is intensely competitive, and we will compete with other providers of personal glucose monitors. Currently the market is dominated by finger-stick blood glucose monitoring products sold by a few major companies. These companies have established products and distribution channels. In addition, several companies are marketing alternative-site devices to monitor glucose levels in a painless manner or in a manner involving less pain than that associated with finger sticking. Furthermore, companies are attempting to develop a variety of methods to extract interstitial fluid and measure the glucose concentration therein, as well as developing devices to monitor glucose on a frequent and automatic basis. Another technology that some companies are pursuing utilizes infrared spectroscopy, which uses radiation to measure glucose levels. There can be no assurance that other products will not be accepted more readily in the marketplace than the GlucoWatch Biographers or will not render our current or future devices noncompetitive or obsolete. Additionally, the GlucoWatch Biographers or our other enhanced products under development may fail to replace any currently used devices or systems.

Furthermore, a number of companies have developed or are seeking to develop new diabetes drugs or treatments that could reduce or eliminate demand for all glucose monitoring systems. In addition, many of our competitors and potential competitors have substantially greater resources, larger research and development staffs and facilities and significantly greater experience in developing, manufacturing and marketing glucose monitoring devices than we do.  Competition within the glucose monitoring industry could result in price reductions for glucose monitoring devices such that we may not be able to sell our products at a price level adequate for us to realize a return on our investment.

If we fail to adequately protect our intellectual property, our competitive position could be harmed.

Development and protection of our intellectual property are critical to our business. If we do not adequately protect our intellectual property, both in the United States and abroad, competitors may be able to practice our technologies. Our success depends in part on our ability to:

• obtain patent protection for our products and processes in both the United States and other countries;

• protect trade secrets; and

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

Litigation, interference proceedings, oppositions or other proceedings that we may become involved in with respect to our proprietary technologies could result in substantial cost to us. Patent litigation is widespread in our industry, and any patent litigation could harm our business. Costly litigation might be necessary to protect our proprietary rights, and we may not have the required resources to pursue such litigation or to protect our rights. An adverse outcome in litigation with respect to the validity of any of our patents could subject us to significant liabilities to third parties, divert the attention of management and technical personnel from other business and development concerns, require disputed rights to be licensed to or from third parties or require us to cease using a product or technology or lose our exclusive rights with respect to such technology.

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

Our registered or unregistered trademarks or trade names, such as the mark “GlucoWatch,” may be challenged,  canceled, infringed upon, circumvented, declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, without which we may be unable to build brand loyalty. Brand recognition is critical to our short-term and long-term marketing strategies, especially as we commercialize future enhancements to our products. Moreover, if our trademarks are found to infringe on marks belonging to third parties, we may be forced to market our products under a different name, possibly requiring a costly and difficult re-branding effort, and we could be ordered to pay damages to a third party.

If any of our license agreements or other contracts for intellectual property related to our products are terminated or made non-exclusive, our ability to develop, manufacture or market our products may be materially impaired.

We have entered into agreements with various third parties, including The Regents of the University of California, for licenses of certain intellectual property related to the Biographers and the AutoSensors. Pursuant to these agreements, we have been granted rights to certain technologies and manufacturing elements related to our products. These agreements impose on us specific obligations, including, in the case of the University of California license, royalty payments and commercialization milestones. If we fail to meet our obligations under any of these agreements, the license or other rights may be terminated or, in the case of an exclusive arrangement, be made non-exclusive. If any such license or other right is terminated, we may lose our ability to incorporate the applicable technology into our products or to use such technology in the manufacture of our products, possibly impairing our ability to produce or market the GlucoWatch Biographers or other products. If any such license or other right is made non-exclusive, we may be unable to prevent others from developing, manufacturing and marketing devices based on the same or similar technologies. Additionally, in the event of specific dire financial situations, our Sales,

Marketing and Distribution Agreement with Sankyo provides that Sankyo will have a first priority security interest to certain of our U.S. patents and the right to purchase our U.S. regulatory submissions.

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

We had a net loss of $10.2 million for the quarter ended September 30, 2002. At September, 2002, our accumulated deficit and stockholders’ net capital deficiency were $285.3 million and $31.2 million, respectively. We have experienced operating losses since our inception, and we expect to continue to incur operating losses at least until we have significant product sales, if we ever do. Our historical revenues have been derived primarily from product development and licensing fees related to our products under development and manufacturing and royalty revenues from our drug delivery business, which was sold in December 1999. We may fail in our efforts to introduce our current and future products or to obtain additional required regulatory clearances. Our products may never gain market acceptance, and we may never generate significant revenues or achieve profitability.

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

Provisions in our Restated Certificate of Incorporation and Bylaws may have the effect of delaying or preventing an acquisition of our company or a merger in which we are not the surviving company and may otherwise prevent or slow changes in our Board of Directors and management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions could discourage an acquisition of our company or other change in control transaction and thereby negatively impact the price that investors might be willing to pay in the future for our common stock.

We do business on a limited basis in the United Kingdom and may not enter other international markets.

We currently market and sell the GlucoWatch Biographer on a limited basis in the United Kingdom, which has a national health service and our products are not currently reimbursed by this service. We have established contracts with third parties to facilitate commercialization functions in the United Kingdom, although the logistics and sales functions are handled by us. If we are unable to maintain these necessary agreements, we may not be able to sell our products or generate revenue in the United Kingdom.

We may never be able to secure necessary commercialization agreements in other countries, despite the fact that we have CE certification in the European Community. If we are unable to secure these necessary agreements for countries in Europe and elsewhere, we may not be able to sell our products or, even if such sales are possible, to broadly launch our product in other countries. Even if we do expand into other international markets, our operations there may be limited or disrupted by any or all of the following

• obligations to comply with a wide variety of foreign laws and other regulatory requirements;

• political or economic instability;

• trade restrictions;

• changes in tariffs;

• restrictions on repatriating profits;

• reduced protection for intellectual property rights;

• potentially adverse tax consequences; and

• difficulties in staffing and managing international operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4.	Controls and Procedures

(a)          Evaluation of disclosure controls and procedures.  Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of Cygnus’ “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material related to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)         Changes in internal controls.  There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II.  OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

The following exhibits are filed herewith or incorporated by reference:

3.01	Bylaws of the Registrant, as amended to date, incorporated by reference to Exhibit 3.01 of the Registrant’s Form 10-Q for the quarter ended June 30, 2002.

3.02	Restated Certificate of Incorporation of the Registrant, as amended to date, incorporated by reference to Exhibit 3.02 of the Registrant’s Form 10-Q for the quarter ended June 30, 2002.

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

4.07

Second Supplemental Indenture dated as of October 28, 1998 by and between the Registrant and State Street Bank and Trust Company of California, N.A., to the Indenture dated as of February 3, 1998 and the First Supplemental Indenture dated as of February 3, 1998, incorporated by reference to Exhibit 4.8 of the Registrant’s Form 8-K filed October 30, 1998.

4.08

Amended and Restated Rights Agreement dated October 27, 1998 by and between the Registrant and ChaseMellon Shareholder Services, LLC (the “Rights Agent” successor to Chemical Trust), which includes the Certificate of Determination for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit 99.2 of the Registrant’s Form 8-A12B/A (File No. 0-18962) filed December 14, 1998.

4.09

Registration Rights Agreement dated June 30, 1999 by and between the Registrant and Cripple Creek Securities, LLC, incorporated by reference to Exhibit 4.11 of the Registrant’s Form 10-Q for the quarter ended June 30, 1999.

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

10.115

First Amendment to Convertible Debenture and Warrant Purchase Agreement dated August 21, 2002 between the Registrant and the listed Investors described therein, incorporated by reference to Exhibit 99.2 of the Registrant’s Form 8-K filed August 23, 2002.

10.116	First Amendment to 8.5% Convertible Debentures Due June 29, 2004, incorporated by reference to Exhibit 99.3 of the Registrant’s Form 8-K filed August 23, 2002.

10.117	First Amendment to 8.5% Convertible Debentures Due September 29, 2004, incorporated by reference to Exhibit 99.4 of the Registrant’s Form 8-K filed August 23, 2002.

10.118	Second Amendment to 8.5% Convertible Debentures Due June 29, 2004, incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed September 20, 2002.

10.119	Second Amendment to 8.5% Convertible Debentures Due September 29, 2004, incorporated by reference to Exhibit 99.2 of the Registrant’s Form 8-K filed September 20, 2002.

10.120

First Amendment to Structured Equity Line Flexible Financing Agreement dated March 23, 2001 between the Registrant and Cripple Creek Securities, LLC dated September 17, 2002, incorporated by reference to Exhibit 99.3 of the Registrant’s Form 8-K filed September 20, 2002.

10.121

First Amendment to Structured Equity Line Flexible Financing Agreement dated October 1, 2001 between the Registrant and Cripple Creek Securities, LLC dated September 17, 2002, incorporated by reference to Exhibit 99.4 of the Registrant’s Form 8-K filed September 20, 2002.

*10.211	Sales, Marketing and Distribution Agreement between the Registrant and Sankyo Pharma Inc. dated July 8, 2002. [Confidential Treatment Requested]

*10.212

Mutual Termination of Warehouse Distribution Contract between the Registrant and UPS Supply Chain Management, Inc. (formerly Livingston Healthcare Services Inc.) dated September 10, 2002. [Confidential Treatment Requested]

*10.213

First Amendment to the Mutual Termination of Warehouse Distribution Contract between the Registrant and UPS Supply Chain Management, Inc. (formerly Livingston Healthcare Services Inc.) dated September 26, 2002. [Confidential Treatment Requested]

*10.303

Second Amendment to the Exclusive License Agreement Dated January 31, 1995 for Device for Iontophoretic Non-Invasive Sampling or Delivery of Substances between the Registrant and The Regents of the University of California dated September 19, 2002. [Confidential Treatment Requested]

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

b)               Current Reports on Form 8-K

   The following Current Reports on Form 8-K were filed during the third quarter of 2002:

On July 10, 2002, we filed a Current Report on Form 8-K, reporting under Item 5 that Sankyo Pharma Inc. will make additional milestone payments of $15.0 million to Cygnus, Inc., bringing total milestone payments to $25.0 million, under our new U.S. sales, marketing and distribution agreement with Sankyo for the GlucoWatch Biographer in the United States.

On July 18, 2002, we filed a Current Report on Form 8-K, reporting under Item 5 the receipt of a milestone payment from Sankyo Pharma Inc. in the amount of $12.5 million.

On July 25, 2002, we filed a Current Report on Form 8-K, reporting under Item 5 the second quarter financial results.

On August 23, 2002, we filed a Current Report on Form 8-K, reporting under Item 5 the amendment of the Convertible Debenture Agreement and Convertible Debentures and, consequently, the cancellation of the previously announced plans to seek stockholder approval of a reverse stock split.

On August 29, 2002, we filed a Current Report on Form 8-K, reporting under Item 5 that the U.S. Food and Drug Administration (FDA) approved Cygnus’ supplemental pre-market approval (PMA) application for use of the GlucoWatch G2 Biographer by children and adolescents (ages 7 to 17).

On September 5, 2002, we filed a Current Report on Form 8-K, reporting under Item 5 that we received the final $2.5 million milestone payment from Sankyo Pharma Inc.

On September 18, 2002, we filed a Current Report on Form 8-K, reporting under Item 5 that the GlucoWatch G2 Biographer was now available via prescription to customers in the United States. Also, we announced that Sankyo Pharma Inc. had entered into an agreement with TheraCom, Inc. for the U.S. dispensing and patient insurance reimbursement services for the GlucoWatch G2 Biographer.

On September 20, 2002, we filed a Current Report on Form 8-K, reporting under Item 5 that the we and Cripple Creek Securities, LLC, signed an amendment to the March 2001 Equity Line Agreement and a substantially identical amendment to the October 2001 Equity Line Agreement. We also announced that we and our convertible debenture holders signed a second amendment to the original Convertible Debentures to amend the anti-dilution adjustment provisions in light of the new conversion price structure set forth in the first amendments to the Convertible Debentures dated August 21, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYGNUS, INC.

Date:	November 13, 2002	By:	/s/ John C Hodgman
John C Hodgman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2002	By:	/s/ Craig W. Carlson
Craig W. Carlson
Chief Operating Officer and Chief Financial Officer
(Principal Accounting Officer)

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO SECURITIES EXCHANGE ACT RULES 13a-14 AND 15d-14,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John C Hodgman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cygnus, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information related to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ John C Hodgman
John C Hodgman
Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

PURSUANT TO SECURITIES EXCHANGE ACT RULES 13a-14 AND 15d-14,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Craig W. Carlson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cygnus, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information related to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Craig W. Carlson
Craig W. Carlson
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.211	Sales, Marketing and Distribution Agreement between the Registrant and Sankyo Pharma Inc. dated July 8, 2002. [Confidential Treatment Requested]

10.212

Mutual Termination of Warehouse Distribution Contract between the Registrant and UPS Supply Chain Management, Inc. (formerly Livingston Healthcare Services Inc.) dated September 10, 2002. [Confidential Treatment Requested]

10.213

First Amendment to the Mutual Termination of Warehouse Distribution Contract between the Registrant and UPS Supply Chain Management, Inc. (formerly Livingston Healthcare Services Inc.) dated September 26, 2002. [Confidential Treatment Requested]

10.303

Second Amendment to the Exclusive License Agreement Dated January 31, 1995 for Device for Iontophoretic Non-Invasive Sampling or Delivery of Substances between the Registrant and The Regents of the University of California dated September 19, 2002. [Confidential Treatment Requested]

99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certificaton of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.