Form 10-Q/A
period 2002-09-30
CYGNUS INC /DE/
filed 2003-02-20
CIK 870755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-18962

CYGNUS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-2978092
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

400 Penobscot Drive,
Redwood City, California	94603-4719
(Address of principal executive offices)	(Zip Code)

(650) 369-4300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

At September 30, 2002, there were 38,478,671 shares of the Registrant’s common stock was outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2002 is being filed solely to amend Exhibits 10.211, 10.212, 10.213 and 10.303.  The exhibits, originally filed on November 13, 2002, omitted certain information with respect to which the Registrant was seeking confidential treatment.  The Registrant amended its confidential treatment request on February 19, 2002 and the amended exhibits reflect such amended confidential treatment request.  No revisions have been made to the Registrant’s financial statements or any other disclosure contained in such Quarterly Report.

PART II. OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8–K

                a)             Exhibits

                The following exhibits are filed herewith or incorporated by reference:

3.01                           Bylaws of the Registrant, as amended to date, incorporated by reference to Exhibit 3.01 of the Registrant’s Form 10–Q for the quarter ended June 30, 2002.

3.02                           Restated Certificate of Incorporation of the Registrant, as amended to date, incorporated by reference to Exhibit 3.02 of the Registrant’s Form 10–Q for the quarter ended June 30, 2002.

4.01                           Specimen of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S–1 (File No. 33 38363) filed on December 21, 1990 (Form S–1).

4.02                           Form of Senior Indenture, incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form S–3/A (File No. 33–39275) filed on November 12, 1997 (November 1997 Form S–3/A).

4.03                           Form of Subordinated Indenture, incorporated by reference to Exhibit 4.2 filed with the Registrant’s November 1997 Form S 3/A.

4.04                           Form of Senior Debt Security, incorporated by reference to Exhibit 4.3 filed with the Registrant’s November 1997 Form S–3/A.

4.05                           Form of Subordinated Debt Security, incorporated by reference to Exhibit 4.4 filed with the Registrant’s November 1997 Form S–3/A.

4.06                           First Supplemental Indenture dated as of February 3, 1998 by and between the Registrant and State Street Bank and Trust Company of California, N.A., incorporated by reference to Exhibit 4.5 of the Registrant’s Form 8–K dated February 4, 1998.

4.07                           Second Supplemental Indenture dated as of October 28, 1998 by and between the Registrant and State Street Bank and Trust Company of California, N.A., to the Indenture dated as of February 3, 1998 and the First Supplemental Indenture dated as of February 3, 1998, incorporated by reference to Exhibit 4.8 of the Registrant’s Form 8–K filed October 30, 1998.

4.08                           Amended and Restated Rights Agreement dated October 27, 1998 by and between the Registrant and ChaseMellon Shareholder Services, LLC (the “Rights Agent” successor to Chemical Trust), which includes the Certificate of Determination for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit 99.2 of the Registrant’s Form 8-A12B/A (File No. 0–18962) filed December 14, 1998.

4.09                           Registration Rights Agreement dated June 30, 1999 by and between the Registrant and Cripple Creek Securities, LLC, incorporated by reference to Exhibit 4.11 of the Registrant’s Form 10–Q for the quarter ended June 30, 1999.

4.10                           Registration Rights Agreement dated June 29, 1999 by and between the Registrant and the listed Investors on Schedule I thereto, incorporated by reference to Exhibit 4.12 of the Registrant’s Form 10–Q for the quarter ended. June 30, 1999.

4.11                           Registration Rights Agreement dated October 1, 2001 by and between Cygnus, Inc. and Cripple Creek Securities, LLC, incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S–3 (File No. 333-71524) filed October 12, 2001.

10.115               First Amendment to Convertible Debenture and Warrant Purchase Agreement dated August 21, 2002 between the Registrant and the listed Investors described therein, incorporated by reference to Exhibit 99.2 of the Registrant’s Form 8–K filed August 23, 2002.

10.116               First Amendment to 8.5% Convertible Debentures Due June 29, 2004, incorporated by reference to Exhibit 99.3 of the Registrant’s Form 8–K filed August 23, 2002.

10.117               First Amendment to 8.5% Convertible Debentures Due September 29, 2004, incorporated by reference to Exhibit 99.4 of the Registrant’s Form 8–K filed August 23, 2002.

10.118               Second Amendment to 8.5% Convertible Debentures Due June 29, 2004, incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8–K filed September 20, 2002.

10.119               Second Amendment to 8.5% Convertible Debentures Due September 29, 2004, incorporated by reference to Exhibit 99.2 of the Registrant’s Form 8–K filed September 20, 2002.

10.120               First Amendment to Structured Equity Line Flexible Financing Agreement dated March 23, 2001 between the Registrant and Cripple Creek Securities, LLC dated September 17, 2002, incorporated by reference to Exhibit 99.3 of the Registrant’s Form 8–K filed September 20, 2002.

10.121               First Amendment to Structured Equity Line Flexible Financing Agreement dated October 1, 2001 between the Registrant and Cripple Creek Securities, LLC dated September 17, 2002, incorporated by reference to Exhibit 99.4 of the Registrant’s Form 8–K filed September 20, 2002.

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

*10.303        Second Amendment to the Exclusive License Agreement Dated January 31, 1995 for Device for Iontophoretic Non Invasive Sampling or Delivery of Substances between the Registrant and The Regents of the University of California dated September 19, 2002.

99.1                           Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2                           Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment requested as to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission on February 19, 2003.

(b)           Reports on Form 8-K:

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

CYGNUS, INC.

Date: February 20, 2003	By:	/s/ John C Hodgman
John C Hodgman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 20, 2003	By:	/s/ Craig W. Carlson
Craig W. Carlson
Chief Operating Officer and Chief Financial Officer
(Principal Accounting Officer)

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO SECURITIES EXCHANGE ACT RULES 13a-14 AND 15d-14,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John C Hodgman, certify that:

1.  I have reviewed this quarterly report on Form 10–Q/A of Cygnus, Inc.;

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

Date:  February 20, 2003

/s/ John C Hodgman
John C Hodgman
Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO SECURITIES EXCHANGE ACT RULES 13a-14 AND 15d-14,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Craig W. Carlson, certify that:

1.  I have reviewed this quarterly report on Form 10–Q/A of Cygnus, Inc.;

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

Date:  February 20, 2003

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

*10.303

Second Amendment to the Exclusive License Agreement Dated January 31, 1995 for Device for Iontophoretic Non Invasive Sampling or Delivery of Substances between the Registrant and The Regents of the University of California dated September 19, 2002.

99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment requested as to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission on February 19, 2003.