Form 10-Q/A
period 2002-09-30
CYGNUS INC /DE/
filed 2003-03-25
CIK 870755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 is being filed solely to amend Exhibit 10.211.  The exhibit, originally filed on November 13, 2002 and as amended February 20, 2003, omitted certain information with respect to which the Registrant was seeking confidential treatment.  The Registrant amended its confidential treatment request on March 24, 2003 and the amended exhibit reflects such amended confidential treatment request.  No revisions have been made to the Registrant’s financial statements or any other disclosure contained in such Quarterly Report.

PART II. OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K

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

4.01                           Specimen of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 33 38363) filed on December 21, 1990 (Form S-1).

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

4.10                           Registration Rights Agreement dated June 29, 1999 by and between the Registrant and the listed Investors on Schedule I thereto, incorporated by reference to Exhibit 4.12 of the Registrant’s Form 10-Q for the quarter ended. June 30, 1999.

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

*10.211        Sales, Marketing and Distribution Agreement between the Registrant and Sankyo Pharma Inc. dated July 8, 2002.

*10.212        Mutual Termination of Warehouse Distribution Contract between the Registrant and UPS Supply Chain Management, Inc. (formerly Livingston Healthcare Services Inc.) dated September 10, 2002, incorporated by reference to exhibit 10.212 of the Registrant's Form 10-Q/A filed on February 20, 2003.

*10.213        First Amendment to the Mutual Termination of Warehouse Distribution Contract between the Registrant and UPS Supply Chain Management, Inc. (formerly Livingston Healthcare Services Inc.) dated September 26, 2002, incorporated by reference to exhibit 10.213 of the Registrant's Form 10-Q/A filed on February 20, 2003.

*10.303        Second Amendment to the Exclusive License Agreement Dated January 31, 1995 for Device for Iontophoretic Non Invasive Sampling or Delivery of Substances between the Registrant and The Regents of the University of California dated September 19, 2002, incorporated by reference to exhibit 10.303 of the Registrant's Form 10-Q/A filed on February 20, 2003.

99.1                           Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2                           Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment requested as to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission on March 24, 2003.

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

CYGNUS, INC.

Date: March 25, 2003	By:	/s/ John C Hodgman
John C Hodgman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: March 25, 2003	By:	/s/ Craig W. Carlson
Craig W. Carlson
Chief Operating Officer and Chief Financial Officer
(Principal Accounting Officer)

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO SECURITIES EXCHANGE ACT RULES 13a-14 AND 15d-14,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John C Hodgman, certify that:

1.  I have reviewed this quarterly report on Form 10-Q/A of Cygnus, Inc.;

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

Date:  March 25, 2003

/s/ John C Hodgman
John C Hodgman
Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO SECURITIES EXCHANGE ACT RULES 13a-14 AND 15d-14,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Craig W. Carlson, certify that:

1.  I have reviewed this quarterly report on Form 10-Q/A of Cygnus, Inc.;

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

Date:  March 25, 2003

/s/ Craig W. Carlson
Craig W. Carlson
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

*10.211	Sales, Marketing and Distribution Agreement between the Registrant and Sankyo Pharma Inc. dated July 8, 2002.

*10.212	Mutual Termination of Warehouse Distribution Contract between the Registrant and UPS Supply Chain Management, Inc. (formerly Livingston Healthcare Services Inc.) dated September 10, 2002. §

*10.213

First Amendment to the Mutual Termination of Warehouse Distribution Contract between the Registrant and UPS Supply Chain Management, Inc. (formerly Livingston Healthcare Services Inc.) dated September 26, 2002. §

*10.303

Second Amendment to the Exclusive License Agreement Dated January 31, 1995 for Device for Iontophoretic Non Invasive Sampling or Delivery of Substances between the Registrant and The Regents of the University of California dated September 19, 2002. §

99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment requested as to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission on March 24, 2003.

§ Previously filed.