Form 10-K
period 2002-12-31
CYGNUS INC /DE/
filed 2003-03-27
CIK 870755

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the last reported sale of our common stock on June 28, 2002 of $2.15 as reported on the Nasdaq National Market was $67,689,420. Shares of common stock held by each officer and director and person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

38,478,671
(Number of shares of common stock outstanding as of March 24, 2003)

Documents Incorporated by Reference

        Portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CYGNUS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2002

Table of Contents

		Page
PART I
Item 1.	Business	2
Item 2.	Properties	13
Item 3.	Legal Proceedings	13
Item 4.	Submission of Matters to a Vote of Security Holders	13
PART II
Item 5.	Market for Registrant's Common Stock and Related Stockholder Matters	14
Item 6.	Selected Financial Data	15
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 8.	Financial Statements and Supplementary Data	43
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	43
PART III
Item 10.	Directors and Executive Officers of the Registrant	44
Item 11.	Executive Compensation	44
Item 12.	Security Ownership of Certain Beneficial Owners and Management	44
Item 13.	Certain Relationships and Related Transactions	44
Item 14.	Controls and Procedures	44
PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	45
SIGNATURES		51
CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO SECURITIES EXCHANGE ACT RULES 13a-14 and 15d-14, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002		53
CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT SECURITIES EXCHANGE ACT RULES 13a-14 and 15d-14, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002		54

PART I

Item 1. Business.

Overview

        Some of the statements in this report, including in the documents incorporated by reference, are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions and other statements contained in this report, including in the documents incorporated by reference, that are not statements of historical fact. Forward-looking statements include, but are not limited to, statements about our ability to manufacture and commercially scale up the GlucoWatch® G2™ Biographer, our plans for commercialization alliances, our ability to achieve market acceptance of the GlucoWatch G2 Biographer, and the speed and potential results of the regulatory process for product enhancements. In some cases, you can identify these statements by words such as "may," "will," "should," "estimates," "predicts," "potential," "continues," "strategy," "believes," "anticipates," "plans," "expects," "intends" and similar expressions. We cannot guarantee future results, levels of activity, performance or achievements. Our actual results and the timing of certain events may differ significantly from the results and timing discussed in this report, including those under "Risk Factors" herein, as well as in the documents incorporated by reference.

        Cygnus was incorporated in California in 1985 and was reincorporated as a Delaware corporation in 1995. Our principal executive offices are located at 400 Penobscot Drive, Redwood City, California 94063, our telephone number at that address is (650) 369-4300 and our facsimile number at that address is (650) 369-5318. Additionally, our website is www.cygn.com, and our product website is www.glucowatch.com.

        We develop, manufacture and commercialize new and improved glucose monitoring devices. Our products are designed to provide more data to individuals and their physicians and enable them to make better-informed decisions on how to manage diabetes. We began the U.S. market launch of our first-generation GlucoWatch® Biographer on April 15, 2002. On March 21, 2002, the U.S. Food and Drug Administration (FDA) approved our second generation product, the GlucoWatch® G2™ Biographer. Compared with our first-generation product, the G2™ Biographer reduces warm-up time (from three to two hours), increases the number of readings per hour (up to six versus up to three), extends AutoSensor duration (from 12 to 13 hours) and provides predictive low-alert alarms. On August 28, 2002, we received approval from the FDA of our supplemental pre-market approval (PMA) application for use of the GlucoWatch G2 Biographer by children and adolescents (ages 7 to 17).

        We launched the GlucoWatch G2 Biographer in the United States on September 16, 2002 under our Sales, Marketing and Distribution Agreement with Sankyo Pharma Inc. ("Sankyo"), a wholly owned U.S. subsidiary of Sankyo Co., Ltd., a Japanese pharmaceutical and medical products company. Sankyo has contracted with TheraCom, Inc., a subsidiary of AdvancePCS, to provide product dispensing and patient reimbursement services for our products.

        The GlucoWatch Biographer and GlucoWatch G2 Biographer are the only products approved by the FDA that provide frequent, automatic and non-invasive measurement of glucose levels. We believe our products represent the most significant commercial technological advancement in self-monitoring of glucose levels since the advent, approximately 20 years ago, of finger-stick blood glucose measurement. Our GlucoWatch Biographer systems consist of two components: a durable component known as the Biographer and a consumable component known as the AutoSensor. The GlucoWatch Biographers use an extremely low electrical current to extract glucose molecules through the skin, using patented sampling processes. The glucose is extracted from interstitial fluid that surrounds cells, rather than from blood, eliminating the need for multiple finger pricks to provide frequent glucose readings. The Biographers can be worn on the forearm like a watch and function like a computer, analyzing and responding to data received from the AutoSensors. The AutoSensors use proprietary biosensor technology and snap into the back of the Biographers. The AutoSensors are calibrated with a standard blood glucose measurement after a warm-up period and then frequently, automatically and non-invasively extract and measure glucose for their duration period before requiring replacement.

        Current methods for measuring glucose, in which skin is lanced and a blood sample is obtained for measurement, are painful and inconvenient to the user. Because of this, the vast majority of people with diabetes do not perform the frequent glucose testing that is necessary to provide adequate information to manage diabetes, despite substantial clinical evidence of the benefits of more intensive diabetes management. We believe there is an unmet medical need for a device that can provide and track frequent glucose readings automatically and non-invasively. The GlucoWatch Biographers enable people with diabetes and their physicians to identify trends and track patterns in fluctuating glucose levels that would be difficult to detect with current testing techniques alone. Although the GlucoWatch G2 Biographer is not intended to replace existing painful and inconvenient testing methods and, in the United Sates, is classified as an adjunctive device, we believe our GlucoWatch G2 Biographer will lead to better-informed decisions regarding the way individuals manage their diabetes. Users must first calibrate the GlucoWatch G2 Biographer with a blood glucose measurement and must make major decisions, such as insulin dosing, based on blood glucose measurements, but they are able to identify trends and track patterns by monitoring glucose levels on a more frequent and automatic basis than would generally be the case if they could only use existing finger stick or other blood glucose measurement devices.

Cygnus in the Year 2002

        In March 2002, we received approval from the FDA for our second-generation product, the GlucoWatch G2 Biographer, a product that has reduced warm-up time, increased number of readings per hour, extended duration and predictive low-alert alarms.

        In April 2002, we launched our first-generation product, the GlucoWatch Biographer, in the United States.

        In July 2002, we entered into our Sales, Marketing and Distribution Agreement with Sankyo for our glucose monitoring products in the United States, and this agreement completely superceded and replaced our prior November 2001 Co-Promotion Agreement with Sankyo. Under the new agreement, we received an initial milestone payment of $12.5 million.

        Also in July 2002, we received a preliminary notice from the Nasdaq National Market that our stock had failed to maintain the required minimum bid price to remain trading on the Nasdaq National Market.

        In August 2002, we amended our Convertible Debenture and Warrant Purchase Agreement, dated June 29, 1999, and convertible debenture notes, to specify that, as long as our stock is trading on any market or exchange, there is no default under these agreements. Prior to this amendment, if we were to have been delisted from the Nasdaq National Market, the holders could have declared that a default had occurred and could have required immediate payment of the outstanding principal and interest.

        Also in August 2002, we received approval from the FDA of our supplemental pre-market approval (PMA) application for use of the GlucoWatch G2 Biographer by children and adolescents (ages 7 to 17). Under our Sales, Marketing and Distribution Agreement with Sankyo, Sankyo paid us an additional $2.5 million milestone payment for this event.

        In September 2002, we launched our GlucoWatch G2 Biographer in the United States under our Sales, Marketing and Distribution Agreement with Sankyo, who have contracted with TheraCom, Inc. for product dispensing and patient reimbursement services.

        In October 2002, the Nasdaq National Market informed us that we had not regained compliance with the trading requirements during the grace period afforded us, and we subsequently requested an oral hearing from Nasdaq regarding the listing of our stock.

        In November 2002, we had our oral hearing before the Nasdaq Listing Qualifications Panel and presented our case for an extension of time in which to comply with the listing requirements.

        In December 2002, we further amended our convertible debenture notes to establish a minimum conversion price of $1.054 per share of common stock for the remaining term after the initial minimum conversion price periods.

        In 2002, the U.S. Patent and Trademark Office issued to us 7 patents relating to our glucose monitoring systems, including the GlucoWatch G2 Biographer. We also received 2 patents from the European Patent Office and 5 patents from the Japanese Patent Office in 2002 that relate to our glucose monitoring systems.

        In 2002, 18 scientific articles relating to our GlucoWatch Biographers were published, including 8 presentations at the American Diabetes Association meeting in San Francisco, California in June 2002.

Recent Developments

        On January 6, 2003, we received the determination of the Nasdaq Listing Qualifications Panel to transfer our common stock to the OTC Bulletin Board, effective at the open of business on January 8, 2003. Our stock is currently trading under the symbol "CYGN" on the OTC Bulletin Board.

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

        Diabetes usually is classified as Type 1 or Type 2. Type 1 diabetes is characterized by a severe lack of insulin secretion by the body's pancreas. Type 1 diabetes generally occurs during childhood or adolescence, but can occur at any age. Individuals with Type 1 diabetes require daily insulin injections to survive. Type 2 diabetes is the most common form of the disease and is characterized by the body's inability to produce enough insulin or to properly utilize insulin because of tissue resistance to insulin. Type 2 diabetes typically occurs in adulthood, although the incidence in younger populations is increasing. Usually Type 2 diabetes is initially managed with diet, exercise and oral medication, although many people with Type 2 diabetes will eventually require daily insulin injections.

        The American Diabetes Association estimates that 17 million people, or 6.2% of the population, in the United States have diabetes. It is estimated that an additional 16 million people in the United States have pre-diabetes but can reduce their risks of developing diabetes through weight loss and increased exercise. In a 1999 report, the World Health Organization (WHO) estimated that between 120 million and 140 million people suffer from diabetes worldwide. The WHO report anticipates that this number will double by 2025.

        The American Diabetes Association estimates that total U.S. health care expenditures incurred by people with diabetes climbed from $98 billion in 1997 to $132 billion in 2002, including per-capita health care costs for people with diabetes of $13,243 in 2002, compared with $2,560 for people without diabetes in 2002. Of the $132 billion in expenditures, direct medical expenditures accounted for approximately $92 billion and indirect costs, such as lost workdays, mortality, and permanent disability, totaled about $40 million.

Managing Diabetes with Glucose Monitoring

        Every person's glucose level varies during the course of the day, depending upon factors such as diet, insulin availability, exercise, illness and stress. To limit the short-term and long-term effects of diabetes, people with diabetes must maintain glucose levels within the proper range. To do this, they must first measure their glucose levels and then manage these levels by adjusting insulin intake, oral medication, diet and exercise. They must then take additional glucose measurements to gauge their individual response to the adjustments. The more frequently people with diabetes test their glucose levels and track their activities and food intake, the better they will be able to understand and manage their diabetes. Despite the benefits of frequent monitoring, the American Diabetes Association estimates that on average people with diagnosed diabetes test only slightly more than once per day. We believe there is a medical need for an improved device that enables individuals and physicians to make better-informed diabetes management decisions.

        To obtain a glucose sample with current monitoring systems, users generally are required to prick one of their fingertips with a lancing device, which typically consists of a spring-loaded lancet that penetrates a measured distance into the finger. Users must then draw a sample of blood from the finger, which often requires squeezing the fingertip and may require another finger prick if a sufficient volume of blood is not obtained the first time. After drawing a blood sample, users generally are required to drop the blood sample on a disposable test strip or bring the test strip into contact with the blood sample. To obtain additional blood glucose readings, this process must be repeated during the course of the day and can be painful, inconvenient and disruptive to an individual's lifestyle. There are improved lancing methods available that allow blood to be drawn from other areas of the body that are less painful. We believe these methods are still inconvenient for the user and are not likely to result in substantially more frequent testing than current finger-stick methods.

        Numerous clinical studies validate the importance of more intensive diabetes management, which includes more frequent testing and more frequent insulin injections. The landmark Diabetes Control and Complications Trial (DCCT), sponsored by the National Institutes of Health (NIH) and published in 1993, showed that long-term intensive glucose monitoring and therapy slowed the onset and progression of eye, kidney and nerve disease in people with Type 1 diabetes. In the DCCT study, the protocol for intensive glucose management called for blood glucose testing at least four times per day by people with Type 1 diabetes. The DCCT demonstrated that the risk of complications could be reduced by 76% for eye disease, 50% for kidney disease and 60% for nerve disease by intensively managing glucose levels. Similar studies in the United Kingdom and Japan involving people with Type 2 diabetes support the importance of intensive glucose control.

        Despite the apparent long-term benefits of intensive glucose monitoring and therapy, the DCCT also showed that such intensive management resulted in approximately a three-fold increase in severe low blood sugar, or hypoglycemia (defined by the DCCT as requiring third-party assistance), sometimes resulting in seizure or coma and often leading to hospitalization. These events are particularly likely to occur during sleep, when the patient is usually unable to recognize and respond to the symptoms. In addition, when the body experiences hypoglycemia over an extended period, the body's usual warning signs may become dull or switch off altogether, resulting in a condition known as hypoglycemia unawareness, in which the patient may experience a severe hypoglycemic event without experiencing the symptoms that usually precede such events. Fear of the consequences of severe hypoglycemia (for example, fainting while driving) is a primary factor deterring patients from intensively managing their diabetes. The dilemma for patients is that they must risk the more immediate short-term effects of hypoglycemia in order to avoid the long-term effects of high blood sugar, or hyperglycemia.

Our GlucoWatch G2 Biographer Solution

        Our GlucoWatch G2 Biographer provides readings frequently, automatically and non-invasively, up to six times an hour, for up to 13 hours, day or night, and is designed to enable people with diabetes and their physicians and other caregivers to identify trends and track patterns in glucose levels that would be difficult to detect with current testing techniques alone. The frequency of the measurements provides more complete information about fluctuations in glucose levels, which we believe enables better-informed decisions regarding diet, medication and physical activities. The GlucoWatch G2 Biographer is not intended to replace existing glucose measurement methods, but is intended to supplement blood glucose testing and provide more frequent information about glucose levels. In the United States, the GlucoWatch G2 Biographer is sold as a prescription device.

        The GlucoWatch G2 Biographer differs from other glucose measuring systems in several important ways. Our GlucoWatch G2 Biographer:

  •
  is non-invasive, collecting glucose through the skin, not from blood;

  •
  automatically measures and displays glucose levels;

  •
  detects trends and tracks patterns in glucose levels, as opposed to a single, discrete reading;

  •
  alerts a patient when glucose levels are too high, too low, or likely to be low within 20 minutes; and

  •
  stores more than 8,500 glucose values in an electronic diary.

        Our GlucoWatch G2 Biographer consists of two components: a durable component known as the Biographer, and a consumable component known as the AutoSensor. The GlucoWatch G2 Biographer uses an extremely low electrical current to extract glucose molecules through the skin, using patented sampling processes. The glucose is extracted from interstitial fluid that surrounds skin cells, rather than from blood, eliminating the need for multiple finger pricks to provide glucose readings. The G2 Biographer can be worn on the forearm like a watch and functions like a computer, analyzing and responding to data received from the AutoSensor. The AutoSensor uses proprietary biosensor technology and snaps into the back of the G2 Biographer. The AutoSensor takes two hours to warm up and is then calibrated with a standard blood glucose measurement. After the warm-up period and calibration, the AutoSensor automatically and non-invasively extracts and measures glucose every 10 minutes for a period of up to 13 hours before requiring replacement. The user will receive up to six glucose readings per hour.

        The GlucoWatch G2 Biographer is designed to be worn during the day or night for glucose monitoring and is expected to mitigate the lack of frequent monitoring due to the pain and disruption of repetitive finger sticking. The G2 Biographer uses proprietary algorithms and performs multiple data integrity checks in order to effectively track trends and patterns in glucose levels. The GlucoWatch G2 Biographer has been designed to recognize fluctuating skin conditions, such as perspiration, and will automatically exclude a reading in order to preserve the integrity of the data. In our clinical trials, this resulted in individuals receiving on average 55 readings per 13-hour period. An optional Biographer accessory known as the Analyzer also has been approved by the FDA. The Analyzer downloads data from an individual's Biographer into a personal computer. The software uses the data to generate statistical reports and graphs that are designed to create a comprehensive picture of an individual's recent glucose level history and allow for analysis of patterns in glucose levels.

        We believe people with diabetes who perform blood glucose measurements at least 10 times per week and who also inject insulin at least twice a day or wear an insulin pump, whom we call "motivated users," are candidates for our GlucoWatch G2 Biographer. According to independent market research, there are approximately 2.1 million people in the United States who meet our definition of motivated users. Furthermore, within this group there are 1.0 million people who are considered frequent testers, meaning they test their blood glucose levels more than 21 times per week. We believe that these frequent testers are the primary candidates for our GlucoWatch G2 Biographer.

Product Research and Development

        Our product research and development efforts are focused on the performance, convenience and ease of use of our products. We believe that, as we make our glucose monitoring systems increasingly simple to use, market penetration will increase, frequency of use will grow and diabetes management will be improved. Areas of focus include further reducing the warm-up time, increasing the number of displayed readings, extending the duration of use beyond 13 hours, changing the physical profile, enhancing the types of displays and using data for more analytical information.

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

Our Clinical Trials

        We have completed 43 clinical trials, resulting in over 50,000 data points after evaluating 2,120 individuals using our first-generation GlucoWatch Biographer. We have also completed a clinical trial studying the use of our GlucoWatch Biographer in children and adolescents aged 7 to 17. We plan to continue conducting clinical trials to expand the intended use of our GlucoWatch G2 Biographer, as well as to support Sankyo in its efforts to obtain patient reimbursement for the product. None of the individuals evaluated experienced serious adverse health consequences.

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

        The 480 individuals were divided into four different clinical trials. The first clinical trial evaluated 221 people with diabetes in a clinical setting for 15 hours using our product compared with the Hemocue® (Aktiebolaget Leo, Helsingborg, Sweden) photometer. The second clinical trial evaluated 120 people with diabetes in a home-simulated setting for two days and one night using our product compared with the One Touch® Profile® (Johnson & Johnson, New Brunswick, NJ) meter. The third clinical trial evaluated 111 people with diabetes in a home-use setting over a five-day period using our product compared with the One Touch Profile meter. The fourth clinical trial evaluated 28 patients using our product compared with a standard laboratory analyzer, the YSI analyzer. Blood glucose measurements were taken at specific times so that they could be paired with GlucoWatch Biographer readings for analysis. A total of 14,092 paired glucose measurements were observed in all four clinical trials. The Clarke Error Grid, one of the methods used by the FDA for measuring clinical utility, was employed to assess each of the paired measurements in the four clinical trials. In the four clinical trials, the percentage of GlucoWatch Biographer readings within the clinically acceptable zones ranged from 94% to 98%.

        Our clinical trial results also suggest that our GlucoWatch Biographer improves the detection of hypoglycemia, low blood glucose, through the use of the product's low glucose alert option. Hypoglycemia was defined in the home-use clinical trial as a blood glucose level of 70mg/dL or below. Blood glucose monitoring carried out twice and four times per day detected 19% and 39%, respectively, of hypoglycemic events in the patients evaluated in the clinical trial. According to the clinical trial data, if the GlucoWatch Biographer low glucose alert feature were set to 90mg/dL, the GlucoWatch Biographer would have detected 62% of hypoglycemia, and 6% of the alarms would have been false positives. If the GlucoWatch Biographer low glucose alert feature were set to 100mg/dL, the GlucoWatch Biographer would have detected 75% of hypoglycemia, and 10% of the alarms would have been false positives. Because the typical response to a low glucose alarm would be simply to eat something to try to bring an individual's blood glucose back to normal levels, we believe that the benefits of detecting hypoglycemia outweigh the inconvenience of false alarms.

        Our GlucoWatch Biographer can also improve detection of hyperglycemia, high blood glucose, by using its high glucose alert option. Hyperglycemia was defined in the home-use clinical trial as a blood glucose level of 300mg/dL or greater. According to the clinical trial data, if the GlucoWatch Biographer high glucose alert feature were set to 240mg/dL, the GlucoWatch Biographer would have detected 86% of hyperglycemia, and 14% of the alarms would have been false positives. After meals, hyperglycemia is a recognized problem and is a common occurrence. People with diabetes typically take a single, pre-meal blood glucose test and do not test again after a meal, suggesting that post-meal hyperglycemia is not generally detected.

Ongoing Clinical Trials

        Independent clinical trials are being conducted in the United States and United Kingdom to examine the clinical utility of our GlucoWatch G2 Biographer in diabetes management. These trials are being funded by the NIH in the United States and the National Health Service Health Technology Assessment Commissioning Board in the United Kingdom. We also provide product to independent researchers for use in their various clinical studies. Additionally, product enhancements are currently undergoing clinical trials sponsored by Cygnus.

Our Business Strategy

        Our objective is to develop medical devices that advance and improve the treatment and management of diabetes for patients and health care professionals. To achieve this objective, we are pursuing the following business strategies:

  •
  Maximize the market acceptance of our current and future Biographer products. The introduction of our second-generation product is focused on generating physician and patient awareness and knowledge of the unique benefits and performance characteristics of our GlucoWatch G2 Biographer. In July 2002, we entered into a new Sales, Marketing and Distribution Agreement with Sankyo. Under this agreement, Sankyo is responsible for sales, marketing, managed care and government contracting, and distribution of our GlucoWatch Biographer and similar future glucose monitoring products for a period of 12 years from April 1, 2002. As of January 1, 2003, Sankyo is required to provide a specialty sales force of 100 people and to utilize its large national primary care sales force during the term of the agreement. We have secured large-scale manufacturing capacity and received the necessary regulatory approvals that we believe will allow us to meet anticipated commercial demand.

  •
  Assist Sankyo in securing patient reimbursement for the use of the GlucoWatch G2 Biographer. Under our new Sales, Marketing and Distribution Agreement, Sankyo is responsible for seeking patient reimbursement from government and private payors, including the largest managed care organizations. We are evaluating a variety of clinical approaches to determine the short-term and long-term clinical utility of the GlucoWatch G2 Biographer, which we believe will support Sankyo's efforts to secure patient reimbursement.

  •
  Continue to improve and enhance our glucose monitoring products. We believe that as we enhance user convenience, increasing numbers of people with diabetes will seek the benefits of frequent, automatic and non-invasive monitoring.

Research and Development Expenses

        Research and development expenses currently include costs for scientific and product development personnel, material used in the development and validation of high-capacity manufacturing processes, consultants, clinical trials, supplies, depreciation of equipment used in research and product development, and facilities allocations. Significant expenses have been incurred in our efforts to increase our manufacturing capacity of both the disposable AutoSensors and durable Biographers. We have also devoted internal resources and conducted clinical trials to expand the indications of our products. We have ongoing efforts to enhance features and the usability of our products, which may be incorporated in subsequent generations of our products. We do not track our expenses incurred on an individual project basis in each of the above areas. In the coming year, our research and development focus will depend on product enhancements and regulatory submissions to the FDA. Research and development expenditures totaled $13.9 million, $27.4 million and $21.2 million in the fiscal years 2002, 2001 and 2000, respectively. Due to the significant uncertainties with respect to the timing and outcome of the FDA review process, we are unable to estimate the future level of research and development activities on an individual project basis.

Sales and Marketing

        On July 8, 2002, we entered into a Sales, Marketing and Distribution Agreement with Sankyo Pharma Inc., a wholly owned U.S. subsidiary of Sankyo Co., Ltd., a multi-billion dollar Japanese pharmaceutical and medical products company. This new agreement completely supersedes and replaces our prior November 28, 2001 Co-Promotion Agreement, which required Sankyo to provide a specialty sales force of 50 people. Under this new agreement, Sankyo paid us $15.0 million in milestone payments, thus bringing total milestone payments, including milestone payments received under the

Co-Promotion Agreement, to $25.0 million, all of which have been received. Under the Co-Promotion Agreement, we had an obligation to spend a minimum of $8.0 million in promotional funds for each of 2002 and 2003 to advertise and promote our products, and thereafter we were to continue to fund promotional activities in amounts we deemed appropriate. Under the new Sales, Marketing and Distribution Agreement, we are no longer obligated to spend promotional funds; however, for the year 2002, we are obligated to reimburse Sankyo for their actual promotional expenses, up to $10.0 million, less promotional expenses incurred by us during the year 2002. In 2002 we incurred $3.3 million of promotional expenses. Thus, we are required to reimburse Sankyo for $6.7 million of promotional expenses that they incurred on our behalf. All of these expenses have been included in our consolidated statement of operations at December 31, 2002. We have a contractual right to defer the payment of such reimbursement to Sankyo until 2004.

        We sell our products to Sankyo at predetermined prices stipulated in the Sales, Marketing and Distribution Agreement; however such prices are subject to subsequent adjustments, as Sankyo is entitled to receive sales and marketing fees, or commissions, from us.

Reimbursement

        In the United States, as well as in foreign countries, government-funded or private insurance programs, commonly known as third-party payors, pay a significant portion of the cost of a patient's medical expenses. A uniform policy of reimbursement does not exist among all these payors. Therefore, reimbursement can be quite different from payor to payor. We believe that reimbursement is a critical factor in the success of medical devices. Currently, our products do not have widespread reimbursement. Sankyo now has responsibility for securing product reimbursement under our Sales, Marketing and Distribution Agreement. Sankyo is utilizing its managed care group to work with third-party health care payor organizations in order to arrange for reimbursement to product end users. In the third quarter of 2002, Sankyo contracted with TheraCom, Inc. to assist customers in obtaining such reimbursement. We are evaluating a variety of clinical approaches to determine the short-term and long-term clinical utility of using the GlucoWatch G2 Biographer. Using the results of these clinical trials, we expect to be able to demonstrate the economic benefits of our product to third-party payors, which we believe will support our efforts to secure patient reimbursement. In addition, we plan to present results from clinical trials at major scientific and medical meetings and publish such results in respected, peer-reviewed medical journals to increase the visibility of our product and its benefits.

Manufacturing

        Other companies manufacture for us the materials used in the durable portion of our glucose monitoring system, the Biographer. We perform the final assembly and testing of the G2 Biographer at our facility in Redwood City, California, which complies with all applicable regulatory requirements.

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

Intellectual Property

        It is our policy to aggressively protect our investments in technology by filing patent and trademark applications in the United States and key foreign countries. As of December 31, 2002, we had 27 issued U.S. patents and 98 issued foreign patents, with approximately 66 additional patent applications pending worldwide. These patents and applications cover our algorithms and data processing, biosensors, and reverse iontophoresis methodologies for glucose as well as other analytes, and represent over 27 patent families. As of December 31, 2002, we had seven U.S. trademark registrations, with 13 U.S. trademark applications pending or published, and about 63 foreign trademark registrations, with approximately 19 additional foreign trademark applications pending. Our "GlucoWatch" trademark is registered in the United States, the European Community, Japan and other foreign countries.

        Additionally, we have a license from The Regents of the University of California relating to their U.S. and foreign patents and applications relating to technology for transdermal extraction of glucose and other analytes.

Customers

        Our 2002 revenues consisted of contract revenues and product revenues. Of our contract revenues, 100% related to a Small Business Innovation Research (SBIR) contract from the NIH. Of our product revenues, 57% related to sales of our products to Sankyo in the United States. We sell our products to Sankyo at prices set forth in our Sales, Marketing and Distribution Agreement. The remainder of our product revenues resulted from product sales to end-user customers in the United States prior to our new agreement with Sankyo and from product sales to end-user customers in the United Kingdom.

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

        A number of companies are developing invasive methods to monitor glucose concentrations in interstitial fluid to provide frequent and automatic readings. For example, Medtronic, Inc., through its subsidiary Medtronic MiniMed, currently markets a device that must be inserted by a physician into the patient's abdominal region. Glucose readings taken over a period of up to three days can only be retrieved by a physician, who must extract the device and download the data. In addition, some companies are developing technologies that provide non-invasive extraction for episodic glucose readings.

Government Regulation

        On March 22, 2001, the FDA granted approval for us to market and commercially distribute our first-generation GlucoWatch Biographer. Then, on March 21, 2002, the FDA approved our second-generation product, the GlucoWatch G2 Biographer. On August 28, 2002, we received approval from the FDA of our supplemental pre-market approval (PMA) application for use of the GlucoWatch G2 Biographer by children and adolescents (ages 7 to 17).

        In 1999, we received a CE Certificate for our GlucoWatch Biographer, indicating that the product met the essential requirements and other criteria of the European Community Directive 93/42/ECC. The CE Certificate is required for selling products in the European Community. In the European Community, the GlucoWatch Biographer does not require a prescription.

        Our manufacturing facility is subject to periodic inspection by federal, state and foreign regulatory authorities and has been registered by the FDA and licensed by the California Department of Health Services, Food and Drug Branch. Our quality assurance system is also subject to regulation by both the FDA and the State of California. We also comply with ISO 9001, EN 46001 and ISO 13485 standards. ISO standards were developed to signify that companies have a quality manufacturing system with products that meet international quality standards. Our AutoSensors are commercially manufactured at a third-party facility, which also complies with applicable regulatory requirements.

Employees

        As of December 31, 2002, we had a total of 78 full-time employees, with 77 in the United States and 1 in the United Kingdom. Of this total number of employees, 35 were in research and development, scientific affairs and quality assurance; 18 were in general administration, including finance, legal, human resources and the like; 6 were in technical support; and 19 were in operations. None of our employees is represented by a labor union. We have not experienced any labor-related work stoppages and we believe we have good relations with our employees. In July 2002, as a result of our new Sales, Marketing and Distribution Agreement with Sankyo, we reduced our workforce, primarily in the areas of marketing and sales.

Executive Officers

        The executive officers of the Company, who serve at the discretion of the Board of Directors, are as follows, in alphabetical order:

Name	Age	Title
Neil R. Ackerman, Ph.D.	59	Chief Technical Officer and Senior Vice President, Research and Development and Scientific Affairs
Craig W. Carlson	55	Chief Operating Officer, Chief Financial Officer and Senior Vice President
John C Hodgman	48	Chairman of the Board, President and Chief Executive Officer
Barbara G. McClung, Esq.	48	Senior Vice President, General Counsel and Secretary

        Neil R. Ackerman, Ph.D. was appointed Chief Technical Officer in December 2000 and has served as Senior Vice President, Research and Development and Scientific Affairs since September 1998. Dr. Ackerman joined Cygnus in May 1994 as Vice President, Research and Development and, from January 1997 to September 1998, Dr. Ackerman served as Senior Vice President, Research and Development. From 1990 to May 1994, Dr. Ackerman served as Vice President of Research and Development for Glycomed, leading its discovery efforts on cardiovascular and inflammatory diseases. From 1982 to 1990, he was Research Director, Cancer and Inflammatory Diseases with DuPont Pharmaceuticals. Prior to that time, he held research and management positions at Syntex Corporation and Pfizer, Inc. Dr. Ackerman received B.S. and Ph.D. degrees from the University of Maryland and completed a post-doctoral fellowship in immunology at Stanford University.

        Craig W. Carlson was appointed Chief Operating Officer in December 2000 and has served as Chief Financial Officer since 1998, with responsibilities for finance, corporate communications, information technology and, since 2000, marketing, sales and U.K. operations at Cygnus. He joined Cygnus in July 1993 as Vice President, Corporate Communications, became Vice President, Strategic Planning and Corporate Marketing, then assumed responsibility for finance and information technology in 1997 as Senior Vice President, Finance. From 1988 to 1993, he was Vice President and Group Director at Young & Rubicam Advertising in San Francisco. He holds a B.A. from Union College, an M.S. Ed. from Hofstra University and an M.B.A. from Stanford University.

        John C Hodgman was appointed Chairman of the Board in 1999 and has served as a director, President and Chief Executive Officer since August 1998. He was President, Cygnus Diagnostics from May 1995 to August 1998, during which time he was responsible for all commercialization efforts for the GlucoWatch Biographer, and was also Chief Financial Officer of Cygnus, Inc. Mr. Hodgman joined Cygnus in August 1994 as Vice President, Finance and Chief Financial Officer. Prior to joining Cygnus, Mr. Hodgman served as Vice President of Operations and Finance, Chief Financial Officer and a Board of Directors member for Central Point Software, a personal computer and networking software company. Prior to that, he was Vice President of Finance and Administration and Chief Financial Officer of Ateq Corporation. Mr. Hodgman holds a B.S. degree from Brigham Young University and an M.B.A. from the University of Utah. Mr. Hodgman is also a director of Immersion Corporation.

        Barbara G. McClung, Esq. was appointed General Counsel, Senior Vice President and Corporate Secretary in December 1998 and also assumed responsibilities for human resources shortly thereafter. Ms. McClung joined Cygnus in January 1998 as Vice President, Intellectual Property. In August 1998, Ms. McClung was promoted to Vice President and General Counsel. Prior to joining Cygnus, from August 1990 to January 1998, she was Corporate Patent Counsel at Chiron Corporation, a biotechnology company. Prior to that she was Patent Counsel at E.I. du Pont de Nemours & Co. She is a member of the California, Delaware and Pennsylvania bars, as well as being a registered patent attorney before the United States Patent and Trademark Office. Ms. McClung received a J.D. from the University of Pennsylvania Law School, as well as a B.A. from the University of California, San Diego, and an M.A. from the University of Pennsylvania.

Item 2. Properties.

        In the United States, we lease approximately 49,000 square feet in two buildings. Both buildings are located in Redwood City, California. We have two leases. The first lease, which runs through December 2003, is for a building with approximately 38,000 square feet that is used by us for laboratory space, final assembly of the Biographer and administrative offices. We are currently in final negotiations with the property owner regarding a new lease. The second lease, which also runs through December 2003, includes one building with approximately 11,000 square feet, and this building is subleased to Maxygen, Inc. We also lease office space in Reading, United Kingdom through our wholly owned subsidiary, Cygnus (UK) Limited.

        The applicable Cygnus manufacturing facility complies with ISO 9001, EN 46001, ISO 13485 and United States Quality System Regulations standards. We hold a Medical Device Manufacturing License from the California Department of Health Services, Food and Drug Branch and a Device Establishment Registration Number from the Center for Devices and Radiological Health branch of the United States Food and Drug Administration.

Item 3. Legal Proceedings.

        We are currently not subject to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters.

        On January 6, 2003, we received the determination of the Nasdaq Listing Qualifications Panel to transfer our common stock to the OTC Bulletin Board, effective at the open of business on January 8, 2003. Our common stock is currently trading on the OTC Bulletin Board under the symbol "CYGN." Our common stock previously had been trading on the Nasdaq National Market under the symbol "CYGN" since 1991. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock, as reported by the Nasdaq National Market.

Year Ended December 31, 2002:	High	Low
Fourth Quarter	$1.60	$0.62
Third Quarter	3.05	0.63
Second Quarter	7.04	1.83
First Quarter	5.65	3.48
Year Ended December 31, 2001:
Fourth Quarter	$6.28	$4.54
Third Quarter	10.21	3.25
Second Quarter	10.28	6.03
First Quarter	9.00	3.94

        On March 24, 2003, the last reported sale price of our common stock on the OTC Bulletin Board was $0.37 per share and there were 830 record holders of our common stock. We have never paid any cash dividends on our capital stock. We anticipate that we will retain our earnings, if any, to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Additionally, under the terms of our Sales, Marketing and Distribution Agreement with Sankyo, during such time as payments to Sankyo are being deferred, we are prohibited from paying cash dividends.

Item 6. Selected Financial Data.

        The selected consolidated financial data presented below are derived from the audited consolidated financial statements of Cygnus, Inc. The following data should be read in conjunction with the consolidated financial statements and related notes, the information set forth under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included herein.

	Years Ended December 31,
	2002	2001	2000	1999	1998
Consolidated Statement of Operations Data:	(in thousands, except per share data			)
Revenues:
Net product revenues	$3,453	$489	$—	$—	$—
Contract revenues	401	5,300	1,052	2,061	457

Total revenues	3,854	5,789	1,052	2,061	457
Costs and expenses:
Costs of product revenues	6,396	271	—	—	—
Research and development	13,883	27,405	21,170	15,745	25,635
Sales, marketing, general and administrative	22,544	15,481	10,072	4,794	8,810

Total costs and expenses	42,823	43,157	31,242	20,539	34,445

Loss from operations	(38,969)	(37,368)	(30,190)	(18,478)	(33,988)
Interest and other income	417	2,416	1,970	194	3,284
Interest and other expenses	(3,153)	(3,721)	(3,687)	(3,690)	(9,730)

Loss from continuing operations before income taxes	(41,705)	(38,673)	(31,907)	(21,974)	(40,434)
Provision for income taxes	23	527	100	200	—

Loss from continuing operations	(41,728)	(39,200)	(32,007)	(22,174)	(40,434)

Discontinued operations:
Income from operations of a discontinued segment	—	—	—	3,031	1,006
Gain on disposal of a segment	—	—	—	16,308	—

Loss before cumulative effect of a change in accounting principle	(41,728)	(39,200)	(32,007)	(2,835)	(39,428)

Cumulative effect of a change in accounting principle	—	—	(5,026)	—	—

Net loss	$(41,728)	$(39,200)	$(37,033)	$(2,835)	$(39,428)

Amounts per share, basic and diluted:
Loss from continuing operations	$(1.11)	$(1.31)	$(1.22)	$(0.95)	$(2.00)
Income from a discontinued segment	—	—	—	0.83	0.05
Cumulative effect of a change in accounting principle	—	—	(0.19)	—	—

Net loss	$(1.11)	$(1.31)	$(1.41)	$(0.12)	$(1.95)

Shares used in computation of amounts per share, basic and diluted	37,580	30,028	26,315	23,354	20,226

	December 31,
	2002	2001	2000	1999	1998
Consolidated Balance Sheet Data:	(in thousands		)
Cash, cash equivalents and short-term investments	$26,617	$23,749	$22,939	$38,892	$25,201
Working capital (deficiency)	$(12,438)	$6,480	$9,869	$30,111	$11,542
Total assets	$40,477	$35,681	$32,889	$46,976	$43,454
Long-term obligations	$35,690	$33,101	$32,189	$38,476	$60,220
Accumulated deficit	$(296,751)	$(255,023)	$(215,823)	$(178,790)	$(175,955)
Stockholders' net capital deficiency	$(42,622)	$(18,048)	$(13,023)	$(1,204)	$(32,767)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Some of the statements in this report, including in the documents incorporated by reference, are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions and other statements contained in this report, including in the documents incorporated by reference, that are not statements of historical fact. Forward-looking statements include, but are not limited to, statements about our ability to manufacture and commercially scale up the GlucoWatch G2 Biographer, our plans for commercialization alliances, our ability to achieve market acceptance of the GlucoWatch G2 Biographer, and the speed and potential results of the regulatory process for product enhancements. In some cases, you can identify these statements by words such as "may," "will," "should," "estimates," "predicts," "potential," "continues," "strategy," "believes," "anticipates," "plans," "expects," "intends" and similar expressions. We cannot guarantee future results, levels of activity, performance or achievements. Our actual results and the timing of certain events may differ significantly from the results and timing discussed in this report, including those under "Risk Factors" herein, as well as in the documents incorporated by reference.

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

        Current methods for measuring glucose, wherein skin is lanced and a blood sample is obtained for measurement, are painful and inconvenient to the user. Because of this, the vast majority of people with diabetes do not perform frequent glucose testing, despite substantial clinical evidence of the benefits of more intensive diabetes management. We believe there is an unmet medical need for a device that can provide and track frequent glucose readings automatically and non-invasively. The GlucoWatch G2 Biographer enables people with diabetes and their physicians to identify trends and track patterns in fluctuating glucose levels that would be difficult to detect with current testing techniques alone. Although the GlucoWatch G2 Biographer is not intended to replace existing painful and inconvenient testing methods and, in the United States, is classified as an adjunctive device, we believe our GlucoWatch G2 Biographer will lead to better-informed decisions regarding the way individuals manage their diabetes. Users must first calibrate the GlucoWatch G2 Biographer with a blood glucose measurement and must make major decisions, such as insulin dosing, based on blood glucose measurements, but they are able to identify trends and track patterns by monitoring glucose levels on a more frequent and automatic basis than would generally be the case if the only available methods were existing finger stick or other blood glucose measurement devices.

Critical Accounting Policies

        The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. Although there are numerous policies associated with the preparation of our financial statements, the following policies are currently considered critical because of the level of management's estimates and judgments required.

Revenue Recognition

        Product revenues are generated upon the sale of our GlucoWatch and GlucoWatch G2 Biographer and related accessories in the United Kingdom and the United States. The GlucoWatch Biographers consist of two integrated parts: the durable Biographer and the disposable, single-use, AutoSensor. After the initial sale of the Biographer, revenues will continue to be recorded upon the sale of additional AutoSensors and accessories to support the installed base of Biographers.

        Product sales are recorded when all the following conditions have been met: product has been shipped, transfer of title has taken place, there is persuasive evidence of an agreement, the price is fixed or determinable, and collection is reasonably assured. Revenues generated from our shipments of product to Sankyo for resale to third parties are deferred until the product is sold by Sankyo, because the net price of our product sales to Sankyo is subject to certain pricing adjustments, such as rebates, discounts and certain fees offered or paid by Sankyo to its third-party customers. The costs of product revenues associated with these shipments is also deferred until the revenue is recognized. As of December 31, 2002, revenues of $13.2 million were deferred, along with costs associated with these revenues of $5.0 million. The net amount of $8.2 million is included on our balance sheet as of December 31, 2002 under the caption "Deferred revenues net of deferred costs of product shipments." There were no similar deferrals as of December 31, 2001. Revenues generated from our shipments of sample and practice Biographers are recognized when all the above conditions are met, typically upon delivery of these products to Sankyo, as the sale of such products is not subject to future pricing adjustments. With regard to product sales that were made directly by us to third parties, from time to time we allowed customers to return product for credit. In such instances, we deferred revenue until the return period expired. We accrue for estimated warranty costs and other allowances when the revenues from product sales are recognized. The warranty expenses recorded to date have not been significant and are within historical estimates.

        Our contract revenues may include up-front and/or interim milestone payments from co-promotion; sales, marketing and distribution; and development agreements. Milestone payments are recorded as revenue based on the provisions of the underlying agreement and the estimated period of continuing obligations, generally the contract term. No revenue is recognized for such milestones if there is any potential that these milestones may have to be repaid. All milestone payments received ($25.0 million) pursuant to our contractual arrangements with Sankyo have been deferred, since the milestone payments may need to be repaid if the agreement is terminated because (1) we cannot supply product for a specified period of time, or (2) our product is recalled or withdrawn from the market for a specified period of time, or (3) there is a change of control and our successor in interest terminates our agreement with Sankyo. Because these conditions could occur and the payments might need to be repaid at any time, we are required to report the deferred amounts as current deferred revenue until the potential for repayment expires in 2005. Consequently, if the contractual relationship runs its full term, the milestone amounts will be recognized as revenue beginning in 2005 and continuing over the remaining term of the initial 12-year agreement with Sankyo.

        Our contract revenues also include payments received pursuant to research grants. Revenue is recognized based on the performance requirements of the grant contract and as reimbursable expenses are incurred.

Inventory Valuation

        Inventory is stated at standard cost adjusted to approximate the lower of actual cost (first-in, first-out method) or market, after appropriate consideration is given to obsolescence and inventory in excess of anticipated future demand. However, due to the early stage of our product commercialization activities, the estimates required in inventory valuation, including production yields and normal capacity, labor costs incurred in the production of each unit and overhead costs applicable to manufacturing operations, are inherently uncertain. Thus, actual results may differ from those estimates. We will continue to evaluate the estimates in our inventory valuation as our manufacturing operations become more stable and quantities reach more sustained levels. Adjustments to inventory for potential obsolescence or for inventory in excess of demand are also determined based on significant estimates, which could subsequently change.

        Furthermore, prior to the approval by the FDA of our product and our commercial processes, material was generally charged to research and development expenses upon receipt and was not carried as inventory in the financial statements. Accordingly, at and for the twelve months ended December 31, 2002, inventory values and the costs of product revenues do not include previously expensed material.

Impairment of Long-Lived Assets

        We consider annually whether indicators of impairment of long-lived assets are present. If such indicators are present, we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, we recognize an impairment loss through a charge to our operating results to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset's carrying value, which we depreciate over the remaining estimated useful life of the asset. We may incur impairment losses in future periods if factors influencing our estimates change.

Results of Operations

        Our results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the demand for our products, product revenues and our costs of product revenues, as well as the level of our expenses during any given period. Historical results should not be viewed as indicative of future operating results. We are also subject to risks common to companies in our industry and at our stage of development, including risks inherent in our commercialization efforts; reliance upon Sankyo, our U.S. sales, marketing and distribution partner; enforcement of our patents and proprietary rights; need for future capital, particularly in light of our current stock listing on the OTC Bulletin Board; potential competition; and uncertainty of regulatory approvals. We have experienced operating losses since our inception, and we expect to continue to incur operating losses at least until we have significant product sales, if we ever do. We had a net loss of $41.7 million for the year ended December 31, 2002. At December 31, 2002, our accumulated deficit and our stockholders' net capital deficiency were $296.8 million and $42.6 million, respectively.

Comparison for the Years Ended December 31, 2002 and 2001

        Net product revenues    for the year ended December 31, 2002 were $3.5 million, compared to $489,000 for the year ended December 31, 2001. Ninety percent (90%) of net product revenues recognized for the year ended December 31, 2002 resulted from sales of our GlucoWatch Biographers in the United States. Approximately $1.6 million of our net product revenue recognized in 2002 related to sample and practice G2 Biographers shipped to Sankyo for use by their sales force. Sample and practice G2 Biographers are sold to Sankyo at a fixed price that is not subject to adjustment and therefore the revenues from these sales are recognized on Sankyo's receipt of the product. The majority of the remaining net product revenues reflects revenues for shipments of our first-generation product. Customers who purchased our first-generation Biographer in the United States had a right to a free upgrade to the G2 Biographer if requested within a specified time period. We recognized revenue for our first-generation product only when we shipped the free upgrades or when the upgrade period expired. Net product revenues for the year ended December 31, 2001 resulted from the initial sales of our GlucoWatch Biographer in the United Kingdom.

        Unit shipments of the GlucoWatch Biographers for the year ended December 31, 2002 were approximately 36,000 Biographers, of which approximately 2,000 were first-generation products sold directly to end users, and approximately 34,000 were second-generation products shipped to Sankyo, about 21,000 of which were for resale to Sankyo's customers and the remaining amount were sample and practice units. The majority of these shipped units reflect our initial U.S. market entry of the second-generation Biographers. During the year ended December 31, 2002, we shipped approximately 527,000 AutoSensors, of which approximately 454,000 were shipped to Sankyo. The total invoice amount of our Biographer, AutoSensor and accessory shipments for the year ended December 31, 2002 was $17.2 million. In accordance with SEC Staff Accounting Bulletin No. 101 (SAB 101), however, we deferred product revenues related to product shipments of approximately $13.2 million. The amount of deferred product revenues is subject to further adjustments to take into account commissions to Sankyo and other pricing adjustments and is a component of deferred revenues net of deferred costs of product shipments in the liability section of our balance sheet.

        Contract revenues    for the year ended December 31, 2002 were $401,000, compared to $5.3 million for the year ended December 31, 2001. Contract revenues for the years ended December 31, 2002 and 2001 included revenues related to our National Institutes of Health (NIH) Small Business Innovative Research (SBIR) Phase I and II grants and our two NIH Phase I SBIR contracts, respectively. Revenues related to our NIH grants and contracts are recognized as research activities are performed. Also included in contract revenues for the year ended December 31, 2001 is a milestone of $5.0 million pursuant to our now-terminated Product Supply and Distribution Agreement with Yamanouchi Pharmaceutical Co., Ltd. related to FDA approval of our GlucoWatch Biographer.

        Costs of product revenues    for the year ended December 31, 2002 were $6.4 million. Costs of product revenues for the year ended December 31, 2001 were $271,000. Costs of product revenues for the year ended December 31, 2002 consisted of $5.0 million in material and other production costs associated with the manufacturing of our products and underabsorbed indirect overhead representing excess manufacturing capacity put in place to accommodate our anticipated future requirements. In addition, costs of product revenues for the year ended December 31, 2002 included approximately $1.1 million in expenses from the quarter ended June 30, 2002, related to the write-off of obsolete first-generation Biographer inventory, caused by the earlier-than-anticipated FDA approval of our second-generation Biographer and its anticipated launch in the third quarter of 2002. In the quarter ended December 31, 2002, we also wrote off $290,000 of material in excess of projected requirements and for outdated literature and expired product. Subsequent to the write-off of $1.1 million in the second quarter 2002, we were able to utilize approximately $480,000 of this inventory, primarily due to our redesign of the practice G2 Biographer to allow for the use of some of this material. Our costs of product revenues for the second half of the year ended December 31, 2002 would have been $480,000 higher if we had not previously expensed the material written off. Additionally, we expect to utilize approximately $40,000 of the written-off inventory in future periods.

        Pursuant to our Sales, Marketing and Distribution Agreement with Sankyo, the sales price to Sankyo of practice and sample products approximates our costs. For the year ended December 31, 2002, approximately half of the revenues we recognized derived from the sale of practice and sample products to Sankyo, which had a negative impact on our margins. Another factor negatively affecting our margin for the current year was the cost of the G2 Biographers shipped as free upgrades to our customers who purchased our first-generation products. Customers who purchased our first-generation product were eligible for a free upgrade if they responded to our upgrade offer within a certain period of time. We had initially deferred product revenues and costs of product revenues for such first-generation products sold to customers who had the right to upgrade. We recognized these revenues and costs of product revenues, together with the cost of second-generation product shipped as part of the upgrade offer, when we shipped the second-generation product upgrade. Additionally, average manufacturing costs are greater at low unit volumes, such as the volumes expected during our initial commercialization in the United States. However, as a partial offset to these negative impacts on our product margin, costs of product revenues did not include certain material and other product costs previously expensed. Prior to commercialization, materials that we purchased were expensed to research and development. We have been able to use some of this material in our products sold. If we were to include the costs that were previously expensed to research and development but then used in our products sold, our costs of product revenues would have been $1.4 million greater than the reported amounts for the year ended December 31, 2002. Overall, we expect our product margin to vary from period to period due to the mix of products sold, i.e., Biographers, AutoSensors and accessories, and actual utilization of our manufacturing facilities.

        For the year ended December 31, 2002, we deferred costs of approximately $5.0 million related to deferred product revenues, and these costs are recorded as a component of deferred revenues net of deferred costs of product shipments included in the current liabilities section of our balance sheet. The deferred revenues net of deferred costs of product shipments currently reflected on our balance sheet as of December 31, 2002 and the net revenue ultimately recognized will be reduced in future periods as the net sales price payable to Sankyo becomes fixed or determinable. However, future product shipments will continue to create additional deferred revenues net of deferred costs of product shipments.

        Research and development expenses    for the year ended December 31, 2002 were $13.9 million, compared to $27.4 million for the year ended December 31, 2001. Research and development expenses decreased significantly as a result of a reduction in material costs charged to research and development expenses for commercial manufacturing scale-up. Research and development expenses include costs for scientific and product development personnel, material used in the development and validation of high capacity manufacturing processes, consultants, clinical trials, supplies, and depreciation of equipment used in research and product development. Significant expenses have been incurred in our efforts to increase our manufacturing capacity of both the disposable AutoSensors and durable Biographer. We have devoted internal resources and conducted clinical trials to expand the indications of our products, specifically to the pediatric segment. We also have ongoing efforts to enhance features and the usability of our products, which may be incorporated in subsequent generations of our products. Because we do not have systems in place to capture the expenses incurred in each of the above areas, we are unable to report the expenses incurred to date in each of the above categories. In the coming year, our research and development expenses will depend on product enhancements and regulatory submissions to the FDA.

        Sales, marketing, general and administrative expenses    for the year ended December 31, 2002 were $22.5 million, compared to $15.5 million for the year ended December 31, 2001. These amounts included $14.2 million and $7.4 million of sales and marketing expenses in the years ended December 31, 2002 and 2001, respectively. Included in the $14.2 million for 2002 is $10.0 million of advertising and promotion expenses that were required under our agreement with Sankyo. The overall increase of $7.0 million in sales, marketing, general and administrative expenses over the prior year is primarily attributed to an increase of $6.3 million in advertising and promotion expenses. These product promotion expenses will not be incurred in 2003 and thereafter, as Sankyo now has full responsibility for such expenses. Furthermore, sales, marketing, general and administrative expenses in 2002 included an asset impairment charge of $1.5 million, primarily related to semi-automated, back-up equipment for the production of AutoSensors, for which we do not have future alternative uses.

        Interest and other income    for the year ended December 31, 2002 was $417,000 compared to $2.4 million for the year ended December 31, 2001. Included in interest and other income for the year ended December 31, 2001 was a gain of $1.1 million resulting from the sale of certain marketable equity securities and cash proceeds of $416,000 pursuant to our 1999 Ortho-McNeil Pharmaceutical, Inc. agreement related to the sale of substantially all of our drug delivery business. Excluding those gains, interest income decreased by $500,000 when compared to 2001. This decrease was primarily due to the lower yields on lower average cash and investment balances.

        Interest and other expenses    for the year ended December 31, 2002 was $3.2 million, compared to $3.7 million for the year ended December 31, 2001. Included in interest and other expenses for the years ended December 31, 2002 and 2001 were the interest accrued on our convertible debentures and the amortization of the value of the warrants issued in connection with our financing agreements. The interest rate on our convertible debenture notes decreased from 8.5% to 3.5% in the fourth quarter of 2002, which accounts for the majority of the change in interest and other expenses in 2002, compared to 2001.

        Provision for income taxes    for the year ended December 31, 2002 was $23,000 and relates to U.K. taxes on income. The provision for taxes for the year ended December 31, 2001 was $527,000, of which $500,000 was for foreign tax withholdings applicable to the milestone payment from Yamanouchi Pharmaceutical Co., Ltd. and the remaining $27,000 relates to provisions for income taxes in the United Kingdom.

Comparison for the Years Ended December 31, 2001 and 2000

        Net product revenues    for the year ended December 31, 2001 were $489,000, compared with no product revenues for the year ended December 31, 2000. Product revenues resulted from sales of our GlucoWatch Biographer in the United Kingdom.

        Contract revenues    for the year ended December 31, 2001 were $5.3 million, compared with $1.1 million for the year ended December 31, 2000. In both years, contract revenues consisted primarily of milestone payments made by Yamanouchi Pharmaceutical Co., Ltd. The increase in contract revenues was due to recognition of a $5.0 million milestone payment earned in March 2001 upon FDA approval of our GlucoWatch Biographer, compared with the remaining amortization during 2000 of a prior milestone payment received from Yamanouchi in 1999.

        Revenues from our two NIH six-month Phase I Small Business Innovative Research (SBIR) contracts and our SBIR two-year grant are recognized as research services are performed. Total revenues recognized from such contracts and grant amounted to $300,000 in 2001 and $52,000 in 2000, respectively.

        Costs of product revenues    for the year ended December 31, 2001 were $271,000 due to our first quarter 2001 product launch in the United Kingdom. There were no costs of product revenues for the year ended December 31, 2000. Costs of product revenues for 2001 consisted of material and other production costs associated with the manufacturing of the Biographer and AutoSensors in the United Kingdom. Costs of product revenues did not include certain material and other product costs previously written off as research and development expenses. If we were to include material and other product costs previously written off that were later used in the production of the Biographer and the AutoSensor, our costs of product revenues at current production levels would have been $547,000, which would have resulted in negative gross margins. Manufacturing costs included in the cost of each unit are greater at low unit volumes, such as have occurred in our controlled U.K. launch in 2001 and initial U.S. launch in 2002.

        Research and development expenses    for the year ended December 31, 2001 were $27.4 million, compared with $21.2 million for the year ended December 31, 2000. The increase was primarily due to an increase in expenses incurred for development and testing of high capacity manufacturing processes, enhancements of our glucose monitoring products, and clinical trials.

        Sales, marketing, general and administrative expenses    for the year ended December 31, 2001 were $15.5 million, compared with $10.1 million for the year ended December 31, 2000. The increase was primarily due to marketing efforts to support the commercial launch programs in the United Kingdom ($2.1 million), implementation of the U.S. pilot marketing program, development of training programs for health care professionals and patients, and development of promotional programs in anticipation of a U.S. launch.

        Interest and other income    for the year ended December 31, 2001 was $2.4 million, compared with $2.0 million for the year ended December 31, 2000. Included in the 2001 interest and other income are a gain of $1.1 million resulting from the sale of certain marketable equity securities and cash proceeds of $416,000 pursuant to our 1999 Ortho-McNeil sale of substantially all of our drug delivery business. Excluding these gains, interest income decreased by $1.1 million when compared to 2000. The decrease in interest and other income was primarily due to the higher year 2000 interest income earned in conjunction with the higher average year 2000 cash, cash equivalents and investment balances.

        Interest and other expenses    for the year ended December 31, 2001 were $3.7 million, compared with $3.7 million for the year ended December 31, 2000. Included in both 2001 and 2000 interest and other expenses are the interest accrued on our convertible debentures and capital lease financing arrangements and the amortization of the value of the warrants issued in connection with our financing agreements.

        Provision for income taxes    for the year ended December 31, 2001 was $527,000, compared with $100,000 for the year ended December 31, 2000. Provision for taxes primarily relates to foreign tax withholding applicable to the Yamanouchi milestone revenue recorded in the first quarter of 2001 and in the first quarter of 2000, and it also includes provisions for taxes paid in the United Kingdom.

        Cumulative effect of a change in accounting principle.    In June 1999 and September 1999, we issued convertible debentures of $14.0 million and $3.0 million, at conversion prices of $12.705 and $11.8663, respectively. The debentures were immediately convertible into shares of common stock and had a coupon rate of 8.5%. In connection with the issuance of these debentures, we also issued to debenture holders warrants to purchase an aggregate of 745,000 shares of common stock. At the time of the issuance of convertible debentures, we determined that, based on the fair value of common stock and specified conversion prices and in accordance with the then-applicable accounting pronouncements, these debentures did not contain embedded beneficial conversion features.

        In November 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on Issue 00-27, Application of EITF Issue 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments," and concluded that an issuer should calculate the intrinsic value of a conversion option using the effective conversion price based on the proceeds received for or allocated to the convertible instrument instead of the specified conversion price in the instrument. The EITF required companies to apply the prescribed methodology for computing the beneficial conversion feature of convertible securities through a cumulative catch-up accounting change in the quarter that includes November 2000 for any such security issued after May 20, 1999, the effective date of EITF 98-5. Accordingly, we recorded a one-time, non-cash charge of $5.0 million in the fourth quarter of 2000 to record the cumulative effect of a change in accounting principle, as required by the EITF.

Financing Activities

  Public Offering

        On February 20, 2002, we completed a public financing wherein we offered 4.0 million shares of our common stock to investors and granted an over-allotment option of 600,000 shares to the underwriters, which they exercised on February 28, 2002. From this offering, we received gross proceeds in the amount of $16.1 million, out of which we paid a total of $1.0 million as an underwriting discount and $318,000 in offering expenses.

  Convertible Debentures

        In June 1999, we entered into a Convertible Debenture and Warrant Purchase Agreement, which has subsequently been amended ("Convertible Debenture Agreement"). As of December 31, 2002, the total outstanding balance plus accrued interest on the Convertible Debentures, as defined below, totaled $22.3 million.

        Under the Convertible Debenture Agreement, 8.5% convertible debentures with a principal amount of $14.0 million due June 29, 2004 were issued at a conversion price of $12.705 per share ("June 2004 Debentures"). The Convertible Debenture Agreement also provided for the issuance of an additional $6.0 million of convertible debentures consisting of two $3.0 million tranches ("additional tranches") for similar terms and conditions, except for the determination of conversion prices upon issuance of additional tranches. The conversion prices for the additional tranches were to be determined based on certain market-based formulas defined in the Convertible Debenture Agreement. In September 1999, we issued convertible debentures for $3.0 million pursuant to the terms of the additional tranches. The first additional tranche due on September 29, 2004 had a conversion price of $11.8663 ("September 2004 Debentures," together with the June 2004 Debentures, the "Convertible Debentures"). The $3.0 million under the second additional tranche was still available as of December 31, 2002, subject to approval by both parties. The convertible debentures had a stated interest rate of 8.5% per annum and an effective interest rate of 13.5% per annum. The effective interest rate includes a non-cash charge of $6.6 million for the amortization of the fair value of warrants, computed on the basis of a Black-Scholes valuation model, issued in connection with the Convertible Debentures.

        In conjunction with the issuance of Convertible Debentures, in June 1999 and September 1999, we issued to the debenture holders warrants to purchase 606,000 shares and 139,000 shares of common stock, respectively, at the respective exercise prices of $13.86 per share and $16.18 per share. Each tranche of warrants had a contractual term of five years from the date of the respective grants. At the dates of the grants, the fair values ascribed to these warrants were $5.0 million and $1.1 million, respectively, based on a Black-Scholes valuation model. The valuation of $5.0 million was determined using the following assumptions for volatility, interest rate, stock price, and dividend rate: 0.9985, 5.8%, $11.19, and 0.0%, respectively. The valuation of $1.1 million was determined using the following assumptions for volatility, interest rate, stock price, and dividend rate: 0.9923, 5.85%, $11.06, and 0.0%, respectively. These values were recorded as debt discount and are being amortized as additional interest expense over the debt term. We recorded amortization of $1.2 million for each of the years ended December 31, 2002, 2001 and 2000. As of December 31, 2002, the aggregate unamortized fair value of the warrants amounted to $1.9 million.

        Also in connection with the issuance of Convertible Debentures, we issued to the placement agent warrants to purchase 50,000 shares of common stock at the exercise price of $13.86 per share. At the date of grant, the fair value ascribed to the warrants was $417,000, based on a Black-Scholes valuation using the following assumptions for volatility, interest rate, stock price, and dividend rate: 0.9985, 5.8%, $11.19, and 0.0%, respectively. This amount was recorded as deferred financing cost and is being amortized as additional interest expense over the debt term. We recorded amortization of $83,000 for the year ended December 31, 2002. As of December 31, 2002, the aggregate unamortized fair value of the warrants amounted to $125,000.

        Under the original terms of the Convertible Debenture and Warrant Purchase Agreement dated June 29, 1999, the 8.5% Convertible Debentures Due June 29, 2004 and the 8.5% Convertible Debentures Due September 29, 2004, if Cygnus were to have been delisted from the Nasdaq National

Market, the debenture holders could have declared that a default had occurred and could have required immediate payment of the outstanding principal and interest balances ($22.3 million as of September 30, 2002). To address this contingency, we entered into an agreement with the debenture holders on August 21, 2002 to amend the Convertible Debenture and Warrant Purchase Agreement and the Convertible Debentures to specify that as long as our stock is trading on any market or exchange, including the OTC Bulletin Board, there is no default under these agreements. Thus, our later move to the OTC Bulletin Board is not a default under the Convertible Debentures, as amended. The debenture holders also agreed to reduce the interest rate on the Convertible Debentures from 8.5% to 3.5% per annum, payable quarterly, effective October 1, 2002, on the new principal amount of $22.3 million. Furthermore, pursuant to the August 21, 2002 amendment, we are required to pay $2.0 million in principal to the debenture holders on June 30, 2003 and an additional $2.0 million in principal on December 31, 2003, minus the amounts received if the holders have converted any shares of stock.

        The Convertible Debentures, as amended, also allow for limited conversions into stock at a price premium (101% or 107%, depending on the market price) to the market price of Cygnus' common stock, with certain minimum conversion prices established. For the period of October 1, 2002 to December 31, 2002, the minimum conversion price was $3.50 per share. For the period of January 1, 2003 to March 31, 2003, the minimum conversion price is $2.00 per share. Conversions cannot exceed 8% of the trading volume for a given month, and are limited to $500,000 per month, unless Cygnus' common stock trades at or above $3.50 for that month. On March 24, 2003, the last reported sale price for our common stock was $0.37 per share. Based on this last reported sale price of our common stock, the current minimum conversion price of $2.00 per share is applicable, which means that a maximum of 250,000 shares per month may be converted under the Convertible Debentures at this conversion price, subject to the limitation of 8% of the trading volume for the month.

        On December 7, 2002, we further amended the Convertible Debentures to establish a minimum conversion price of $1.054 per share of common stock for the period beginning April 1, 2003 for the remaining term of the Convertible Debentures, resulting in a maximum of 474,383 shares per month that may be converted under the Convertible Debentures, again subject to the limitation of 8% of the trading volume for the month. Furthermore, the Convertible Debentures, as amended, may not be converted to the extent such conversion would result in their holders in the aggregate being deemed to beneficially own more than 9.9% of our total issued and outstanding common stock. Separately, we entered into a Security Agreement to grant a security interest to all of our assets, with the exception of our U.S. patents and patent applications, to the debenture holders as contemplated by the prior amendments to the Convertible Debentures.

  Equity Lines

        In June 1999, we also entered into a Structured Equity Line Flexible FinancingSM Agreement. Since that time, we have entered into two additional equity lines, one in March 2001 and another in October 2001 (collectively, the "equity lines"). As of December 31, 2002, we had received aggregate proceeds of $57.2 million pursuant to our equity lines, and we have $30.8 million available under our equity lines, of which $1.8 million is available under our second equity line and $29.0 million is available under our third equity line, subject to the practical limitations described below.

        The original equity line had a maximum aggregate issue price of $30.0 million over a two-year commitment period and allowed us, at our sole discretion, to sell common stock over this period. We were also required to issue warrants to purchase a minimum of 120,000 shares at the exercise price equal to 120% of the weighted-average per share sale price of all shares sold under the original equity line. The per share purchase price of shares issued under the original equity line was determined by certain market-based pricing formulas.

        In May 2000, the original equity line was amended to increase the maximum aggregate issue price to $60.0 million, to provide for the issuance of warrants to purchase up to 600,000 shares of common stock, to replace the calculation used to determine the per share price with a formula more favorable to Cygnus, and to extend the commitment period to June 30, 2003. Under the original equity line, we received aggregate proceeds of $26.1 million. In March 2001, we terminated our original equity line, as amended, and entered into a second equity line for a maximum aggregate issue price of $33.0 million with the same investors. The terms and conditions of this second equity line were substantially the same as the original equity line, as amended, and the commitment period ends June 30, 2003. As of December 31, 2002, we had received aggregate proceeds of $31.2 million under the second equity line. On October 1, 2001, we entered into our third equity line with the same investors for a maximum aggregate issue price of $29.0 million. The terms and conditions of this third equity line are substantially the same as the prior equity lines, and the commitment period ends December 31, 2004. As of December 31, 2002, we had not utilized the third equity line.

        In 1999 under our equity lines, we received gross proceeds of $9.5 million from the sale of 1.0 million shares of common stock. In 2000, we received gross proceeds of $14.2 million from the sale of 1.5 million shares of common stock. In 2001, we received gross proceeds of $33.0 million from the sale of 5.1 million shares of common stock. During the year ended December 31, 2002, we received gross proceeds of $528,000 from the sale of 170,000 shares of our common stock under the second equity line.

        In connection with the original equity line, as amended, for the investors' activities in 1999, we issued to the investors five-year warrants to purchase up to 95,000 shares of common stock at an exercise price of $11.51 per share. Pursuant to the agreements with the investors and the placement agent, for the investors' activities in 2000, we issued to the investors five-year warrants to purchase up to 142,000 shares of common stock at exercise prices ranging from $6.00 to $20.40 and to the placement agent a five-year warrant to purchase up to 11,000 shares of common stock at an exercise price of $9.85. In January 2002, for the investors' activities in 2001, under the original equity line and the second equity line, we issued to the investors five-year warrants to purchase up to 24,000 and 471,000 shares of common stock at an exercise price of $6.99 and $9.76, respectively, and to the placement agent a five-year warrant to purchase up to 50,000 shares of common stock at an exercise price of $7.74 per share. In January 2003, for the investors' activities in 2002, under the second equity line, we issued to the investors a five-year warrant to purchase up to 17,044 shares of common stock at an exercise price of $4.65 per share. Warrants will only be issued in the future if the equity lines are utilized.

        On September 17, 2002, we amended our existing equity line agreements so that these equity lines would be available as long as we are listed on either the Nasdaq National Market or the SmallCap Market. The amended equity lines also added an alternative 15-day investment period to the existing 30-day, 60-day and 90-day investment periods and limited the investors' required purchase amount with certain trading volume limitations. However, since we are not currently listed on either the Nasdaq National Market or the SmallCap Market, our investors under the equity line agreements may elect to suspend or terminate these agreements, in which case we will not be able to utilize the $30.8 million available under these equity line agreements. Even if these investors elect not to suspend or terminate these equity line agreements, we believe, as a practical matter, we will not be able to draw on these equity line agreements for the foreseeable future. So long as we are not listed on a national exchange or quoted on the Nasdaq National Market or the SmallCap Market, we believe that it will not be practical for us to draw on our equity lines in light of (i) the penny stock rules that require the underwriter to undertake relatively burdensome disclosure obligations in connection with issuances of penny stock securities such as ours, (ii) our need to individually comply with each state's blue sky laws governing unlisted securities issuances, and (iii) the relatively high level of dilution that issuances would have at current market prices for our stock.

Liquidity and Capital Resources

        As of December 31, 2002, our cash, cash equivalents and investments totaled $26.6 million and our stockholders' net capital deficiency was $42.6 million.

        Net cash used in operating activities for the year ended December 31, 2002 was $12.2 million, compared to net cash used of $28.2 million for the year ended December 31, 2001. Cash used in operating activities during the year ended December 31, 2002 was primarily due to our net loss of $41.7 million and our Sanofi arbitration obligations totaling $8.4 million, partially offset by increases in deferred revenues of $20.0 million, deferred revenues net of deferred costs of product shipments of $8.2 million, amounts due to distributor of $7.2 million and an asset impairment charge of $1.5 million. Cash used in operating activities during the year ended December 31, 2001 was primarily due to our net loss of $39.2 million, partially offset by a net increase in liabilities of $4.2 million and deferred revenue of $5.0 million, and non-cash, stock-based compensation of $2.1 million.

        Net cash provided by investing activities of $2.8 million for the year ended December 31, 2002 resulted primarily from the net sales and maturities of investments of $3.4 million. Net cash provided by investing activities of $6.6 million for the year ended December 31, 2001 resulted primarily from the net sales and maturities of investments of $9.1 million, partially offset by capital expenditures of $2.6 million.

        Net cash provided by financing activities totaled $15.7 million for the twelve months ended December 31, 2002 and included net proceeds of $14.7 million from the 2002 public offering of our common stock, net proceeds of $452,000 from sales of our common stock under our second equity line and additional cash proceeds, primarily from sales of our common stock under our employee stock purchase plan, of $554,000. Net cash provided by financing activities totaled $30.7 million for the year ended December 31, 2001 and included net proceeds of $32.5 million from the sale of common stock under our equity lines and additional cash proceeds of $1.3 million, primarily from sales of common stock under our employee stock purchase plan, partially offset by long-term debt repayments of $3.1 million.

        As of December 31, 2002, our contractual obligations for the next five years and thereafter are as follows:

	Amounts Due (in thousands)
Contractual Obligations	Total	Within 1 year	2-3 years	4-5 years
Convertible Debentures(1)	$22,281	$4,000	$18,281	$—
Interest on Convertible Debentures	1,237	745	492	—
Capital lease obligations	176	94	82	—
Operating leases(2)	1,376	1,376	—	—
Arbitration obligations	15,000	3,000	8,000	4,000
Amounts due distributor(3)	7,237	—	6,746	491
Unconditional purchase obligations	3,114	3,114	—	—

Total contractual cash obligations	$50,421	$12,329	$33,601	$4,491

(1)
Our Convertible Debentures may be converted into common stock prior to their maturity date, at the option of the parties under certain circumstances, therefore these debentures may not require use of capital resources.

(2)
Future minimum lease payments under our operating leases, exclusive of sublease income.

(3)
Under our Sales, Marketing and Distribution Agreement with Sankyo, we are required to reimburse Sankyo for $6.7 million of promotional expenses in 2002 incurred on our behalf, but we have a contractual right to defer the payment of such reimbursement to Sankyo until 2004. In addition, $491,000 of sales commissions to Sankyo may be deferred to at least 2005 and, under certain circumstances, to 2008.

        The level of cash used in operating activities during previous periods is not necessarily indicative of the level of future cash usage. Our long-term capital expenditure requirements will depend upon numerous factors, including, but not limited to, (i) costs associated with high-capacity manufacturing to meet market demand, (ii) the time required to obtain regulatory approvals, (iii) the additional expenditures to support the manufacturing of new products, if and when approved, (iv) the progress of our research and development programs and (v) possible expansion into new markets.

        As of December 31, 2002, we had existing cash, cash equivalents and investments of $26.6 million. However, we have incurred significant net losses since our inception, including a net loss of $41.7 million for the year ended December 31, 2002. We have incurred negative cash flows from operations since our inception, including net cash used in operations of $12.2 million in 2002. At December 31, 2002, our stockholders' net capital deficiency was $42.6 million. On January 8, 2003, our common stock ceased trading on the Nasdaq National Market and instead now trades on the OTC Bulletin Board. Given this development, we believe it will not be practical for us to draw on our equity lines and thus we do not have access to the $30.8 million available on the equity lines.

        In 2002, we shipped product with a total invoice value of $17.2 million. Much of this product is being used to meet Sankyo's inventory carrying requirements. Additionally, due to the lengthy process of seeking insurance reimbursement, Sankyo has experienced a delay in selling product through to end-user customers. We anticipate significantly more shipments to Sankyo in the second half of 2003 compared to the first half of 2003 as Sankyo reduces their current inventory during the first part of the year.

        As of December 31, 2002, based upon current expectations for operating losses and projected short-term expenditures, we believe that existing cash, cash equivalents, and investments of $26.6 million, coupled with product revenues from the sale of our GlucoWatch G2 Biographers and AutoSensors and cash from purchase orders and commitments received from Sankyo will be sufficient to meet our existing operating expenses, arbitration obligations, debt servicing and repayments, and capital expenditure requirements at least for the next 12 months. However, there can be no assurance that we will not require further financing and, if we do, that such financing will be available.

Income Taxes

        At December 31, 2002, we had federal net operating loss and research and development tax credit carryforwards of $236.0 million and $6.2 million, respectively. These carryforwards expire at various dates beginning in 2003 and ending in 2022. For state income tax purposes, at December 31, 2002 we had net operating loss carryforwards of $66.0 million that expire at various dates beginning in 2004 and ending in 2012, and state research and development tax credits of approximately $4.5 million, which do not expire.

        Because of the change-in-ownership provisions of the Internal Revenue Code, a substantial portion of our net operating loss and tax credit carryforwards may be subject to annual limitations. The annual limitations may result in the expiration of the net operating losses and tax credits before utilization.

Arbitration Obligations

        On December 11, 1997, the International Court of Arbitration issued a Final Award, which was not appealable, in an arbitration matter between Sanofi, S.A., now Sanofi~Synthelabo, and Cygnus related to transdermal hormone replacement therapy systems. This Final Award against Cygnus of $37.0 million was entered as a judgment of the United States District Court for the Northern District of California. An initial payment of $14.0 million was made within 14 days of the Final Award, and in 1997 we accrued an aggregate remaining liability of $23.0 million for the following obligations: (i) payments of an aggregate amount equal to $17.0 million as royalty payments for the period 2001 through 2005, payable 60 days after the end of each fiscal year ($2.0 million of which was paid in February 2002 for the year 2001, $3.0 million is to be paid for the year 2002, $4.0 million is to be paid for the year 2003, $4.0 million is to be paid for the year 2004 and $4.0 million is to be paid for the year 2005), and (ii) a convertible promissory note bearing interest at 6.5% per annum in the principal amount of $6.0 million, issued in December 1997, which was paid in full in cash with accrued annual interest of $390,000 in January 2002. The underlying agreement, which was the subject matter of the arbitration, was terminated on December 15, 1999. As of December 31, 2002, the aggregate amount payable under this obligation was $15.0 million, of which $3.0 million is included in our current obligations.

Contract Manufacturing Arrangements

        In 1997, we entered into a Product Supply Agreement with Contract Manufacturing, Inc. (CMI), now Corium International ("Corium"), to manufacture our AutoSensors. During 2002, 2001 and 2000 we paid Corium $4.6 million, $4.9 million, and $1.5 million, respectively, in connection with the manufacturing services. Corium is owned by a former employee of Cygnus. We also buy certain of our capital manufacturing equipment for the AutoSensors from a company previously under the control of this same owner of Corium. During 2002, 2001 and 2000, we purchased capital equipment for $600,000, $1.8 million and $1.3 million, respectively, from this company.

New Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146), which addresses accounting for restructuring, discontinued operation, plant closing, or other exit or disposal activity. FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 is not expected to have a significant impact on our financial position and results of operations.

        In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Our adoption of the recognition and measurement provisions of FIN 45 is not expected to have a material impact on our results of operations and financial position.

        In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" (FAS 148). FAS 148 amends Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic value method of accounting, as prescribed by Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," to account for employee stock options. (See Note 1, Basis of Presentation and Summary of Significant Accounting Policies, for the disclosures required by FAS 148.)

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure provisions under the interpretation are effective as of December 31, 2002. We do not expect the adoption of FIN 46 to have a material impact on our financial position or results of operations.

Non-Audit Services of Independent Auditors

        Our independent auditors, Ernst & Young LLP, perform the following non-audit services that have been approved by our Audit Committee of the Board of Directors: U.S. tax planning and compliance services, review of SEC registration statements, audits of our benefit plans, preparation of comfort letters and consultation on accounting standards and transactions.

RISK FACTORS

        In determining whether to invest in our common stock, you should carefully consider the information below in addition to all other information provided to you in this report, including the information incorporated by reference in this report. The statements under this caption are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose.

Risks Related to Our Business

        We have incurred substantial losses, have a history of operating losses, have an accumulated deficit and stockholders' net capital deficiency and expect continued operating losses.

        We had a net loss of $41.7 million for the year ended December 31, 2002. At December 31, 2002, our accumulated deficit and stockholders' net capital deficiency were $296.8 million and $42.6 million, respectively. We have experienced operating losses since our inception, and we expect to continue to incur operating losses at least until we have significant product sales, if we ever do. Our historical revenues have been derived primarily from product development and licensing fees related to our products under development and manufacturing and royalty revenues from our drug delivery business, which was sold in December 1999. We may fail in our efforts to introduce our current and future products or to obtain additional required regulatory clearances. Our products may never gain market acceptance, and we may never generate significant revenues or achieve profitability.

        Our equity lines may be suspended or terminated and we may not be able to replace them. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue to commercialize our product, develop new products or respond to competitive pressures, and any of these situations could negatively impact our business.

        In order to widely commercialize our GlucoWatch G2 Biographer, as well as continue to develop our product line, we may require substantial additional resources. We may seek additional funding through public or private financings, including debt or equity financings. Furthermore, since our stock is not listed on either the Nasdaq National Market or Nasdaq SmallCap Market, our investors under the equity line agreements may elect to suspend or terminate these agreements, in which case we will not be able to utilize the $30.8 million available under these equity line agreements. Even if these investors elect not to suspend or terminate these equity line agreements, we believe, as a practical matter, we will not be able to draw on these equity line agreements for the foreseeable future. As a result, we may need to seek other financing arrangements. Any additional equity financings are likely to dilute the holdings of current stockholders. Debt financing, if available, may have restrictive covenants. We may not be able to obtain adequate funds when we need them from financial markets or other sources. In particular, our ability to raise funds through the capital markets may be materially adversely affected as a result of any general reduction in commercial activity occasioned by terrorist activity or armed conflict. Even if funds are available, they may not be available on acceptable terms. If we cannot obtain sufficient additional funds, we may have to delay, scale back or eliminate some or all of our commercialization and development activities, license or sell products or technologies that we would otherwise seek to develop ourselves or declare bankruptcy. The amounts and timing of future expenditures will depend on the sales volumes of our GlucoWatch G2 Biographers and our AutoSensors; the rates at which operating losses are incurred; expenses related to clinical trials, ongoing research and development for future products; FDA regulatory process; and other factors, many of which are beyond our control.

        We are highly leveraged and may be unable to service our debt or satisfy our other obligations. If we cannot pay amounts due under our obligations, we may need to refinance all or a portion of our existing debt, sell equity securities, sell all or a portion of our assets, or cease operations.

        As of December 31, 2002, we had total liabilities of $83.1 million (net of unamortized debt discount of $1.9 million), of which $47.4 million were current liabilities. This $47.4 million includes $25.0 million in deferred revenues and $8.2 million in deferred revenues net of deferred costs of product shipments, which may be recognized as revenue upon the completion of certain criteria. Our ability to meet our debt service obligations and other liabilities depends upon our future performance, which will depend upon financial, business and other factors, many of which are beyond our control. We may fail to generate sufficient cash flows in the future to cover our fixed charges or to permit us to satisfy any redemption obligations pursuant to our indebtedness. Historically, we have experienced significant negative cash flows from operations. If we cannot generate sufficient cash flows in the future to cover our fixed charges or to permit us to satisfy any redemption obligations pursuant to our indebtedness and we are unable to borrow sufficient funds under our credit facilities or from other sources, we may need to refinance all or a portion of our existing debt, sell equity securities or sell all or a portion of our assets. We may not successfully complete any of these courses of action. The degree to which we are leveraged could exacerbate limitations on our ability to obtain financing for working capital, commercialization of products or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In the event of insolvency, bankruptcy, liquidation, reorganization, dissolution or winding-up of our business or upon default or acceleration related to our debt obligations, our assets would first be available to pay the amounts due under our debt obligations. Holders of our common stock would only receive any assets remaining after satisfaction in full of all indebtedness and preferred stock liquidation preferences, if any.

        We are dependent on Sankyo to sell, market and distribute our products in the United States. If Sankyo is not successful in the sales, marketing and distribution of our products in the United States, our business will be materially adversely affected.

        On July 8, 2002, we entered into a Sales, Marketing and Distribution Agreement with Sankyo. This new agreement completely supersedes and replaces our November 28, 2001 Co-Promotion Agreement with Sankyo. Under the new agreement, Sankyo is responsible for sales, marketing, managed care and government contracting, and distribution of our GlucoWatch Biographers and other similar glucose monitoring products in the United States for an initial period of 12 years. As a result of this new agreement, Sankyo took greater control over commercial decisions related to the GlucoWatch Biographers, including but not limited to, the timing of new product launches and types of promotional programs. If Sankyo is not successful in performing these functions, our business will be materially adversely affected. We decided to enter into this new agreement, rather than develop and/or expand such capabilities in-house, given the existing capabilities of Sankyo. During the term of the agreement, Sankyo cannot sell, market or distribute any other glucose monitoring product in the United States. If either party fails to meet its contractual obligations under the agreement, we may be unable to successfully commercialize our products or may experience delays in commercialization due to the necessity of seeking an alternative third party or parties to perform the functions previously handled by Sankyo or may need to develop these capabilities ourselves at considerable expense. If Sankyo does not make timely payments under its purchase orders and commitments, our cash flows could be materially adversely affected. Furthermore, Sankyo has contracted with TheraCom, Inc. to provide product dispensing and patient reimbursement services in the United States, and so we are also dependent on TheraCom, Inc. In the event of specific dire financial situations, our Sales, Marketing and Distribution Agreement with Sankyo provides that Sankyo will have a first priority security interest in certain of our U.S. patents and the right to purchase our U.S. regulatory submissions. For its sales, marketing and distribution activities, Sankyo is entitled to receive sales and marketing commissions based on a predetermined percentage, which increases over time, of Sankyo's net sales to third-party customers.

Payment of these commissions for the years 2002 through 2004 can be deferred until at least 2005 and, under certain circumstances, to 2008. As of December 31, 2002, total commissions of $491,000 have been accrued, the payment of which has been deferred. Under our new agreement with Sankyo, Sankyo assumes responsibility for promotional funds beginning in 2003; however, for the year 2002, we are obligated to reimburse Sankyo for actual promotional costs up to $10.0 million, less promotional costs incurred by us during 2002. As of December 31, 2002, Sankyo had incurred $6.7 million and we had incurred $3.3 million for 2002 promotional expenses; thus we are obligated to reimburse Sankyo for $6.7 million in promotional funds, but we have a contractual right to defer the payment of such reimbursement to Sankyo until 2004. Once the deferral of our commissions and promotional funds reaches a certain specified dollar amount, Sankyo will then have a first security interest in certain of our U.S. patents. Our commission deferral and our promotional funds have not reached that specified dollar amount.

        If patients do not receive reimbursement from third-party health care payors, we may be unsuccessful in selling our products to a broad range of customers.

        Successful commercialization of our products will depend in large part on whether patients who purchase our products will be reimbursed for the expense by third-party payors, which include private insurance plans, Medicare, Medicaid and other federal health care programs. Currently, our products do not have widespread reimbursement. There can be no assurance that such reimbursement will be available in a sufficient time frame, or at all. Furthermore, Sankyo now has responsibility for this function under our Sales, Marketing and Distribution Agreement. In the third quarter of 2002, Sankyo contracted with TheraCom, Inc. to assist customers on a patient-by-patient basis in obtaining reimbursement. Sankyo is utilizing its managed care group to work with third-party health care payor organizations in order to obtain broad reimbursement coverage. Third-party payors, including federal health care programs and managed care and other private insurance plans, are increasingly seeking to contain health care costs by limiting the coverage of, and the amount of reimbursement for, new diagnostic products. As a result, adequate levels of reimbursement may not be available for patients, many of whom may therefore not purchase our products. If meaningful reimbursement from third-party payors is not available, we may not be able to achieve a level of market acceptance of our product, and we may not be able to maintain price levels sufficient to realize an adequate return on our investment. In the United States and other countries, the period of time needed to obtain approval for the reimbursement of our products to patients can be lengthy. We may need to delay the launch of our products in some countries until we have established eligibility for reimbursement. This delay could potentially harm our business.

        We depend on third-party suppliers for the Biographer and AutoSensor components. Any interruption in the supply of system components or an increase in the pricing of these components could prevent us from manufacturing our products or adversely affect our margins.

        The G2 Biographer and AutoSensor are manufactured from components purchased from outside suppliers, most of whom are our single source for such components. Some of these companies are small enterprises that may encounter financial difficulties because of their size. We have been notified by one of our sole source suppliers that they are encountering financial difficulties. If we are unable, for whatever reason, to obtain these components from our suppliers or if the components obtained from these suppliers do not pass quality standards, we will be required to obtain the components from alternative suppliers. Additionally, in the event a current supplier is unable to meet our component requirements, we might not be able to rapidly find another supplier of the particular component or an alternative supply of the particular component at the same price or lead time. An interruption in the supply of the G2 Biographer or AutoSensor components or excessive pricing of these components could prevent us from manufacturing our products or adversely affect our margins and may significantly impact our ability to achieve a successful U.S. market penetration. An interruption in the manufacturing of our products could lead to our failure to meet our supply obligations under the Sales,

Marketing and Distribution Agreement with Sankyo and, upon an extended failure to supply by us, Sankyo has the option to manufacture, or have manufactured for them, the products or to terminate the agreement.

        Such third-party suppliers may, for competitive reasons, support directly or indirectly a company or product that competes with one of our products. If such a third-party supplier terminates an arrangement, cannot fund or otherwise satisfy its obligations under its arrangements or disputes or breaches a contractual commitment, then we would likely be required to seek an alternative third-party supplier. If we were unable to find a replacement third-party supplier, our capital requirements could increase substantially and our business and financial condition could be materially adversely affected. If we were required to develop our own capabilities, we would continue to incur significant start-up expenses and we would compete with other companies that have experienced and well-funded operations.

        We rely on supply agreements, including those with Hydrogel Design Systems, Inc., Key Tronic Corporation, Sanmina Corporation and E.I. du Pont de Nemours and Company, among others.

        Our very limited medical device manufacturing experience may prevent us from successfully commercializing our product.

        We may encounter problems in manufacturing our GlucoWatch G2 Biographer. We are responsible for manufacturing the GlucoWatch G2 Biographer and we have contracted with a third party, Corium International, to manufacture our AutoSensors. Thus, we are dependent upon Corium International for such manufacturing. Our GlucoWatch G2 Biographer and AutoSensor have been manufactured for commercial sale on a limited basis, and we have no experience manufacturing the volumes that would be necessary for us to achieve significant commercial sales. In the past, we initially experienced problems in scaling-up our now-discontinued transdermal drug delivery products. There can be no assurance that similar problems will not be encountered in the future with our G2 Biographers, our AutoSensors and our future products. To successfully commercialize the G2 Biographer and the AutoSensors, we will have to manufacture these products in compliance with regulatory requirements, in a timely manner and in sufficient quantities, while maintaining performance and quality of the products and a commercially feasible cost of manufacturing. There can be no assurance that we will be able to expand and then maintain reliable, full-scale manufacturing of the G2 Biographer and the AutoSensors at commercially reasonable prices. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving product performance, production yields, quality control and assurance and personnel staffing levels. In addition, manufacturing facilities will be subject to extensive regulations, including those of the FDA, international quality standards and other regulatory requirements. Because we have contracted with a third party for manufacturing our AutoSensors, there are normal business risks associated with outsourcing this function to a third party. Difficulties encountered in manufacturing scale-up or failure by us or a third party to implement and maintain manufacturing facilities in accordance with FDA regulations, international quality standards or other regulatory requirements could result in a delay or termination of production, which could have a material adverse effect on our business, financial condition and results of operations.

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

        The design, development, manufacture and use of our medical products involve an inherent risk of product recalls and product liability claims and associated adverse publicity. Producers of medical products may face substantial liability for damages in the event of product failure or allegations that the product caused harm. Product liability insurance is expensive and, although we presently have such insurance, it is difficult to maintain as well as to expand coverage under it. We may become subject to product liability claims, our current insurance may not cover potential claims and adequate insurance may not be available on acceptable terms in the future. We could be held liable for damages in excess of the limits of our insurance coverage. Regardless of insurance coverage, any claim or product recall could result in non-compliance with FDA regulations, force us to stop selling our products and create significant adverse publicity that could harm our credibility and decrease market acceptance of our products.

        Our product pipeline is severely limited, so the failure of our glucose monitoring products could result in the failure of our entire business.

        We are exclusively focused on diagnostic medical devices, specifically on a line of frequent, automatic and non-invasive glucose monitoring devices. This narrow range of products subjects us to the risk of not having alternative sources of revenue if we are unable to commercialize these products. We may not be successful with a non-diversified line of products. A failure of our initial products could cut off our only potential source of revenue and result in the failure of our entire business, as could the failure of any of our future products.

        To be successful, we will need to continue to develop glucose monitoring products that address the needs of people with diabetes. In addition, we may be evaluating new products outside of the glucose monitoring field that can utilize our diagnostic technologies. Any such products would require significant development and investment, including preclinical and clinical testing, prior to commercialization. From time to time, we have experienced delays or setbacks in the development of certain of our products. For example, in the past, we experienced development delays in the miniaturization of the first-generation GlucoWatch Biographer. There can be no assurance that we will be able to successfully address problems that may arise during development and commercialization processes. In addition, there can be no assurance that GlucoWatch G2 Biographer enhancements or future products can or will be successfully developed, prove to be safe and effective in clinical trials, meet applicable regulatory standards, be manufactured in commercial quantities at a reasonable cost, be marketed successfully or achieve market acceptance. If any of our development programs are not successfully completed, required regulatory approvals or clearances are not obtained or products for which approvals or clearances are obtained are not commercially successful, our business, financial condition and results of operations may be materially adversely affected.

        We may not continue to receive regulatory approval of our products from the FDA or foreign agencies. If we do not receive regulatory approval from an agency, we will not be able to sell our products or generate revenue in that agency's jurisdiction.

        The design, manufacturing, labeling, distribution and marketing of our products are subject to extensive and rigorous government regulation in the United States and certain other countries, where the process of obtaining and maintaining required regulatory clearance or approvals is lengthy, expensive and uncertain. The FDA may not approve additional enhancements and possible manufacturing changes to the Biographers and the AutoSensors or it may require us to file one or more new PMA applications rather than allowing us to supplement our existing PMA application. Even if the FDA grants us expedited review status on an application for approval, obtaining approval of a PMA or a PMA supplement could take a substantial period of time, and the FDA may not ultimately grant such approval. Moreover, even if regulatory approval is granted, such approval may include significant limitations on intended uses for which any such products could be marketed.

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

        Development and protection of our intellectual property are critical to our business. If we do not adequately protect our intellectual property, both in the United States and abroad, competitors may be able to use our technologies. Our success depends in part on our ability to:

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

        Third parties may assert infringement or other intellectual property claims against us based on their patents or other intellectual property claims. We may have to pay substantial damages, possibly including treble damages, for past infringement if it is ultimately determined that our products infringe a third party's patents. Furthermore, we may be prohibited from selling our products before we obtain a license that, if available at all, may require us to pay substantial royalties. Even if infringement claims against us are without merit, defending a lawsuit takes significant time, may be expensive and may divert management's attention from other business concerns and also divert efforts of our technical personnel.

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

        We have entered into agreements with various third parties, including The Regents of the University of California, for licenses of certain intellectual property related to the Biographers and the AutoSensors. Pursuant to these agreements, we have been granted rights to certain technologies and manufacturing elements related to our products. These agreements impose on us specific obligations, including, in the case of the University of California, license, royalty payments and commercialization milestones. If we fail to meet our obligations under any of these agreements, the license or other rights may be terminated or, in the case of an exclusive arrangement, be made non-exclusive. If any such license or other right is terminated, we may lose our ability to incorporate the applicable technology into our products or to use such technology in the manufacture of our products, possibly impairing our ability to produce or market the GlucoWatch G2 Biographer or other products. If any such license or other right is made non-exclusive, we may be unable to prevent others from developing, manufacturing and marketing devices based on the same or similar technologies. Additionally, in the event of specific dire financial situations, our Sales, Marketing and Distribution Agreement with Sankyo provides that Sankyo will have a first security interest to certain of our U.S. patents and the right to purchase our U.S. regulatory submissions.

        We do business on a limited basis in the United Kingdom and may not enter other international markets; thus, the success of our business depends on our success in the U.S. Market.

        We currently market and sell the GlucoWatch Biographer on a limited basis in the United Kingdom, which has a national health service; our products are not currently reimbursed by this service. We have established a contract with a third-party authorized representative in the United Kingdom, although the logistics, technical support and sales functions are handled by us. If we are unable to support these necessary functions, we may not be able to sell our products or generate revenue in the United Kingdom.

        We may never be able to secure necessary commercialization agreements in other countries, despite the fact that we have CE certification in the European Community. If we are unable to secure these necessary agreements for other countries, we may not be able to sell our products or, even if such sales are possible, to broadly launch our product in other countries. Even if we do expand into other international markets, our operations there may be limited or disrupted by any or all of the following:

  •
  obligations to comply with a wide variety of foreign laws and other regulatory requirements;

  •
  political or economic instability;

  •
  trade restrictions;

  •
  changes in tariffs;

  •
  restrictions on repatriating profits;

  •
  reduced protection for intellectual property rights;

  •
  potentially adverse tax consequences;

  •
  difficulties in staffing and managing international operations; and

  •
  fluctuating exchange rates.

Risks Related to Our Industry

        Intense competition in the market for glucose diagnostic products could prevent us from increasing or sustaining our revenues and prevent us from achieving or sustaining profitability.

        The medical device industry, particularly the market encompassing our GlucoWatch G2 Biographer, is intensely competitive, and we will compete with other providers of personal glucose monitors. Currently the market is dominated by finger-stick blood glucose monitoring products sold by a few major companies. These companies have established products and distribution channels. In addition, several companies are marketing alternative-site devices to monitor glucose levels in a painless manner or in a manner involving less pain than that associated with finger sticking. Furthermore, companies are attempting to develop a variety of methods to extract interstitial fluid and measure the glucose concentration therein, as well as developing devices to monitor glucose on a frequent and automatic basis. Another technology that some companies are pursuing utilizes infrared spectroscopy, which uses radiation to measure glucose levels. There can be no assurance that other products will not be accepted more readily in the marketplace than the GlucoWatch G2 Biographer or will not render our current or future devices noncompetitive or obsolete. Additionally, the GlucoWatch G2 Biographer or our other enhanced products under development may fail to replace any currently used devices or systems.

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

Risks Related to Our Common Stock

        Our common stock is subject to the requirements for penny stocks, which could adversely affect our stockholders' ability to sell and the market price of their shares.

        Our stock fits the definition of a penny stock. The Securities Exchange Act of 1934, as amended, defines a penny stock as any equity security that is not traded on a national securities exchange or authorized for quotation on the Nasdaq National Market and that has a market price of less than $5.00 per share, with certain exceptions. Penny stocks are subject to Rule 15(g) under the Securities and Exchange Act of 1934, as amended, which imposes additional sales practice disclosure and market making requirements on broker/dealers who sell or make a market in such securities. The rules require that, prior to a transaction in a penny stock not otherwise exempt from the rules, the broker-dealer must

  •
  deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market;

  •
  provide the customer with current bid and offer quotations for the penny stock;

  •
  disclose the compensation of the broker-dealer and its salesperson in connection with the transaction;

  •
  provide the customer monthly account statements showing the market value of each penny stock held in the customer's account; and

  •
  make a special written determination that the penny stock is a suitable investment for the customer and receive the customer's written agreement to the transaction.

        These requirements may have the effect of reducing the liquidity and trading volume of our stock. As a result, it may be more difficult for stockholders to sell their shares of our stock and these requirements may adversely affect the price other investors are willing to pay for our stock.

        Our stock price is volatile and stockholders may not be able to resell Cygnus shares at or above the price they paid, or at all.

        The market price for shares of our common stock has been highly volatile. Factors such as new product introductions by us or our competitors, levels of sales to end-user customers, regulatory approvals or delays or recalls, commencement or termination of strategic relationships, developments relating to our patents or proprietary rights or those of our competitors, the results of clinical trials for our products or products of our competitors, and securities analysts' recommendations, as well as period-to-period fluctuations in financial results, may have a significant impact on the market price of the common stock.

        Over the past year, there have been dramatic changes in economic conditions and the general business climate has been negatively impacted. Indices of the U.S. securities stock markets have fallen precipitously and consumer confidence has waned. Accordingly, many economists theorize that the United States is in a recession. In the current general economic climate, many companies have experienced and are continuing to experience a negative impact—unrelated to operating performance—on the market prices of their stock. Fluctuations or decreases in the trading price of our common stock may discourage investors from purchasing our common stock. In addition, in the past, following periods of volatility in the market price for a company's securities, securities class action litigation often has been instituted. Such litigation could result in substantial costs to us and divert management's attention and resources from commercializing our GlucoWatch G2 Biographer.

        Additional issuances of our common stock under the equity line agreements could greatly dilute the ownership interest of our existing stockholders and lower our stock price.

        Since we are not currently listed on either the Nasdaq National Market or the SmallCap Market, our investors under the equity line agreements may elect to suspend or terminate these agreements, in which case we would not be able to utilize the $30.8 million available under these equity line agreements. So long as we are not listed on a national exchange or quoted on the Nasdaq National Market or the SmallCap Market, we believe that it will not be practical for us to draw on our equity lines in light of (i) the penny stock rules that require the underwriter to undertake relatively burdensome disclosure obligations in connection with issuances of penny stock securities such as ours, (ii) our need to individually comply with each state's blue sky laws governing unlisted securities issuances, and (iii) the relatively high level of dilution that issuances would have at current market prices for our stock. Even if these investors elect not to suspend or terminate these agreements, we believe, as a practical matter, we will not be able to draw on these equity line agreements for the foreseeable future. However, in the event that we transfer back to the Nasdaq Stock Market, provided these equity line agreements have not been terminated or suspended prior to such transfer, the $30.8 million under these equity line agreements would become available to us again. In such instance, subject to certain requirements, we may then choose to sell up to $4.0 million of common stock per 30-day period (or $2.0 million of common stock per 15-day period) and our investors may then exercise their option to purchase, subject to our approval, up to an additional $3.0 million of common stock per 30-day period. The total number of shares that may be issued under the equity line agreements depends on the market price of our common stock at the time that the shares are sold, on whether we choose to sell shares and on the number of shares we choose to sell. The following table illustrates hypothetically the effect that variations in the market price in our common stock and resulting variations in sales prices would have on the number of shares issued in a 30-day period, assuming that we would choose to sell all possible shares under the equity line agreements.

Price Per Share	Number of Shares Issued Based on a $7.0 Million Maximum (30-day period)
$5.00	1,400,000
$2.50	2,800,000
$1.00	7,000,000
$0.50	14,000,000
$0.25	28,000,000

        Under the equity line agreements, we have agreed to issue warrants to Cripple Creek Securities, LLC to purchase shares in an amount equal to 10% of the number of shares issued under the equity line agreements in any given year. The warrants are to be issued after the end of each calendar year and will be exercisable for five years from the date they are issued at an exercise price based on the weighted average price at which shares were sold during the preceding calendar year. Moreover, we have agreed to register the shares underlying these warrants to enable such shares to be freely resold immediately after the warrants are exercised.

        In addition, if we or our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and warrants, the market price of our common stock may fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

        Additional issuances of our common stock pursuant to the conversion of the Convertible Debentures could greatly dilute the ownership interest of our existing stockholders and lower our stock price.

        We have approximately 56.5 million shares of authorized and unissued shares of common stock. As of December 31, 2002, we had $22.3 million outstanding under both the 8.5% Convertible Debentures due June 29, 2004, as amended, and the 8.5% Convertible Debentures due September 29, 2004, as amended. Under these Convertible Debentures, each month the holders of the Convertible Debentures may collectively convert up to $500,000 of said Convertible Debentures into common stock, subject to certain pricing and volume restrictions. In the event that the conversion price is more than $3.50 per share, the holders of the Convertible Debentures may convert more than the $500,000 monthly limit, subject to certain volume restrictions. The total number of shares that may be issued under the Convertible Debentures depends on the market price of our common stock at the time that the shares are sold.

        From January 1, 2003 to March 31, 2003, the conversion price is the greater of (x) $2.00 per share; and (y) 101% of the volume-weighted average price for the common stock as quoted on the applicable market during the trading day of such conversion, calculated using Bloomberg's volume-average pricing function or a similar pricing method, referred to as the VWAP. Thereafter, the conversion price will be equal to 107% of any VWAP that is less than or equal to $2.00 per share, and 101% of any VWAP greater than $2.00 per share subject to the minimum conversion price of $1.054 per share. In no instance will the conversion price be less than $1.054 per share.

        The following table illustrates hypothetically the effect that variations in the market price in our common stock and resulting variations in conversion prices would have on the number of shares issued in a one-month period.

Market Price Per Share	Conversion Price Per Share		Number of Shares Issued Based on a $500,000 Maximum (one month)
$5.00	$5.05		99,009
$3.50	$3.54		141,242
$2.50	$2.525		198,019
$1.50	$1.605	(1)	311,625
$0.985	$1.054	(2)	474,383
$0.50	$1.054	(2)	474,383
$0.25	$1.054	(2)	474,383

(1)
From January 1, 2003 to March 31, 2003, the conversion price would be at least $2.00 per share regardless of the stock price. Thereafter, if and when the market price is equal to $1.50 the conversion price would be equal to $1.605 (107% of $1.50).

(2)
From January 1, 2003 to March 31, 2003, the conversion price would be at least $2.00 per share regardless of the stock price. From April 1, 2003 for the remaining term of the Convertible Debentures, the conversion price would be at least $1.054 per share regardless of the market price.

        If we or our stockholders sell substantial amounts of our common stock, whether or not as part of a Convertible Debenture transaction, the market price of our common stock may fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

        Issuances by us of authorized preferred stock can have adverse effects, including dilution and discouragement of takeovers.

        Our certificate of incorporation contains certain provisions that may delay or prevent a takeover. The Company currently has 5,000,000 shares of authorized and unissued Preferred Stock. Our Board of Directors has the authority to determine the price, rights, preferences and restrictions, including voting and conversion rights, of these shares without any further action or vote by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of preferred stock that may be issued in the future. Such provisions could adversely affect the holders of common stock in a variety of ways, including by potentially discouraging, delaying or preventing a takeover of Cygnus and by diluting stockholder ownership.

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

        We do not pay cash dividends and do not anticipate paying any dividends in the future, so any short-term return on stockholders' investment will depend on the market price of our shares, which is volatile.

        We have never paid any cash dividends on our capital stock. We anticipate that we will retain our earnings, if any, to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any short-term return on stockholders' investment will depend only on the market price of our shares and stockholders' ability to liquidate their investment. Additionally, under the terms of our Sales, Marketing and Distribution Agreement with Sankyo, during such time as payments to Sankyo are being deferred, we are prohibited from paying cash dividends.

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

        We have no cash flow exposure due to rate changes for our $22.3 million convertible debentures, which all have fixed rates. We also have no cash flow exposure due to the rate change for certain long-term portions of our Sanofi~Synthelabo arbitration award obligations and amounts due to distributor, as such obligations are not interest-bearing. We primarily enter into debt obligations to support general corporate purposes, including capital expenditures and working capital needs.

        The table below presents principal amounts and related weighted-average interest rates by year of maturity for our investment portfolio and debt obligations.

	Periods of Maturity
							Fair Value December 31, 2002
	2003	2004	2005	2006	2007	Total
	(In thousands)
Assets:
Cash equivalents	$16,284	$—	$—	$—	$—	$16,284	$16,284
Average variable rate	1.09%	—	—	—	—	1.09%	—
Short-term investments	$3,202	$—	$—	$—	$—	$3,202	$3,202
Fixed rate	1.52%	—	—	—	—	1.52%	—
Total investments	$19,486	$—	$—	$—	$—	$19,486	$19,486
Total average rate	1.16%	—	—	—	—	1.16%	—
Liabilities:
Convertible debentures, including current portion	$4,000	$14,281	$4,000	$—	$—	$22,281	$22,281
Fixed rate	3.50%	3.50%	3.50%	—	—	3.50%	—

Foreign Exchange Risk

        Effective June 28, 2000, we established Cygnus (UK) Limited, a wholly owned subsidiary of Cygnus, Inc., in the United Kingdom. Our exposure to gains and losses resulting from foreign currency exchange transaction fluctuations on foreign net assets was not material as of December 31, 2002 or 2001. No material foreign exchange transaction gain or loss has been recorded on our consolidated financial statements during the year ended December 31, 2002. We do not anticipate any material adverse effect on our consolidated financial position, results of operations or cash flows resulting from foreign exchange transaction fluctuations in the future.

Item 8. Financial Statements and Supplementary Data.

        The consolidated financial statements and supplementary data for the years ended December 31, 2002, 2001 and 2000 are incorporated herein by reference and submitted as a separate section of this Form 10-K. (See Item 15.)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        We incorporate by reference the information concerning our directors set forth under the heading "Proposal One—Re-election of Directors" in our definitive Proxy Statement to be filed pursuant to Regulation 14A for our 2003 Annual Meeting of Stockholders.

        Information concerning our Executive Officers is set forth in Part I of this Form 10-K.

Item 11. Executive Compensation.

        We incorporate by reference the information set forth under the heading "Executive Compensation and Other Information" in our definitive Proxy Statement to be filed pursuant to Regulation 14A for our 2003 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        We incorporate by reference the information set forth under the heading "Security Ownership of Directors and Executive Officers" in our definitive Proxy Statement to be filed pursuant to Regulation 14A for our 2003 Annual Meeting of Stockholders.

        We incorporate by reference the information set forth under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement to be filed pursuant to Regulation 14A for our 2003 Annual Meeting of Stockholders

        We incorporate by reference the information set forth under the heading "Equity Compensation Plan Information" in our definitive Proxy Statement to be filed pursuant to Regulation 14A for our 2003 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions.

        We incorporate by reference the information set forth under the heading "Executive Compensation and Other Information" in our definitive Proxy Statement to be filed pursuant to Regulation 14A for our 2003 Annual Meeting of Stockholders.

Item 14. Controls and Procedures.

a)
Evaluation of disclosure controls and procedures.    Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date within 90 days before the filing date of this annual report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

b)
Changes in internal controls.    There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

a)
Financial Statements and Report of Ernst & Young LLP, Independent Auditors

b)
Reports on Form 8-K

        The following Current Reports on Form 8-K were filed during the fourth quarter of 2002:

        On October 18, 2002, we filed a Current Report on Form 8-K, reporting under Item 5 that we planned to appeal the October 16, 2002 Staff Determination letter from Nasdaq stating that the Company's stock faced delisting from the Nasdaq National Market because the Company's stock had traded below the minimum bid price of $3.00 for 30 consecutive trading days, as set forth in Marketplace Rule 4450(b)(4).

        On December 11, 2002, we filed a Current Report on Form 8-K, reporting under Item 5 that the Company had amended its Convertible Debentures to add a fixed minimum conversion price of $1.054.

c)
Schedules

        All other schedules are omitted, as they are either not required or the required information is included in the financial statements or notes thereto.

d)
Exhibits

        The following exhibits are filed herewith or incorporated by reference:

3.01	Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.01 of Registrant's Form 10-Q for the quarter ended June 30, 2002.
3.02	Restated Articles of Incorporation of the Registrant, as amended to date, incorporated by reference to Exhibit 3.02 of Registrant's Form 10-Q for the quarter ended June 30, 2002.
4.01	Specimen of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-1 (File No. 33-38363) filed on December 21, 1990 (Form S-1).
4.02	Amended and Restated Rights Agreement dated October 27, 1998 between the Registrant and ChaseMellon Shareholder Services, L.L.C. (the "Rights Agent" successor to Chemical Trust), which includes the Certificate of Determination for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit 99.2 of the Registrant's Form 8-A12B/A (File No. 0-18962) filed on December 14, 1998.

4.03	Registration Rights Agreement dated June 30, 1999 between the Registrant and Cripple Creek Securities, LLC, incorporated by reference to Exhibit 4.11 of the Registrant's Form 10-Q for the quarter ended June 30, 1999.
4.04	Registration Rights Agreement dated June 29, 1999 between the Registrant and the listed Investors on Schedule I thereto, incorporated by reference to Exhibit 4.12 of the Registrant's Form 10-Q for the quarter ended June 30, 1999.
4.05	Registration Rights Agreement dated October 1, 2001 between Cygnus, Inc. and Cripple Creek Securities, LLC, incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-3 (File No. 333-71524) filed on October 12, 2001.
10.001	Ten-year Industrial Net Lease Agreement (Building No. 2) dated September 27, 1988 between the Registrant and Seaport Centre Venture Phase I, incorporated by reference to Exhibit 10.26 of the Registrant's Form S-1.
10.002	Ten-year Industrial Net Lease Agreement (Building No. 8) dated September 27, 1988 between the Registrant and Seaport Centre Venture Phase I, incorporated by reference to Exhibit 10.27 of the Registrant's Form S-1.
10.003	First Amendment to Ten-year Industrial Net Lease Agreement (Building No. 2) dated June 9, 1998 between the Registrant and Metropolitan Life Insurance Company, a New York corporation (predecessor in interest to Seaport Centre Venture Phase I), incorporated by reference to Exhibit 10.30 of the Registrant's Form 10-K for the period ending December 31, 1998.
10.004	Third Amendment to Ten-year Industrial Net Lease Agreement (Building No. 8) dated June 9, 1998 between the Registrant and Metropolitan Life Insurance Company, a New York corporation (predecessor in interest to Seaport Centre Venture Phase I), incorporated by reference to Exhibit 10.29 of the Registrant's Form 10-K for the period ending December 31, 1998.
10.005	Sublease dated March 30, 2001 between the Registrant and Maxygen, Inc., incorporated by reference to Exhibit 10.010 of the Registrant's Form 10-Q for the period ending March 31, 2001.
10.006	Fourth Amendment to Ten-year Industrial Net Lease Agreement (Building No. 8) dated October 18, 2002 between the Registrant and Metropolitan Life Insurance Company, a New York corporation (predecessor in interest to Seaport Centre Venture Phase I).
10.007	through 10.099 reserved.
10.101	Structured Equity Line Flexible FinancingSM Agreement, dated June 30, 1999 between the Registrant and Cripple Creek Securities, LLC, incorporated by reference to Exhibit 1 of the Registrant's Form 8-K filed on July 2, 1999.
10.102	Convertible Debenture and Warrant Purchase Agreement dated June 29, 1999 between the Registrant and the listed Investors on Schedule I thereto, incorporated by reference to Exhibit 10.41 of the Registrant's Form 10-Q for the quarter ended June 30, 1999.
10.103	Form of 8.5% Convertible Debenture Due June 29, 2004, incorporated by reference to Exhibit 10.42 of the Registrant's Form 10-Q for the quarter ended June 30, 1999.
10.104	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 10.43 of the Registrant's Form 10-Q for the quarter ended June 30, 1999.
10.105	Amendment No. 1 to Structured Equity Line Flexible Financing Agreement dated September 29, 1999 between the Registrant and Cripple Creek Securities, LLC, incorporated by reference to Exhibit 1.1 of the Registrant's Form 8-K filed on October 7, 1999.

10.106	Form of Note Purchase Agreement dated as of February 3, 1998 between the Registrant and certain institutional Investors, incorporated by reference to Exhibit 10.38 of the Registrant's Form 8-K dated February 4, 1998.
10.107	Form of Common Stock Purchase Agreement dated February 2, 1998 between the Registrant and certain institutional Investors, incorporated by reference to Exhibit 10.29 of the Registrant's Form 8-K dated February 4, 1998.
10.108	Amendment No. 2 to Structured Equity Line Flexible Financing Agreement between the Registrant and Cripple Creek Securities, LLC, dated March 27, 2000, incorporated by reference to Exhibit 10.109 of the Registrant's Form 10-Q for the quarter ended March 31, 2000.
10.109	Amendment No. 3 to Structured Equity Line Flexible Financing Agreement between the Registrant and Cripple Creek Securities, LLC, dated May 9, 2000, incorporated by reference to Exhibit 10.110 of the Registrant's Form 10-Q for the quarter ended June 30, 2000.
10.110	Amendment No. 4 to Structured Equity Line Flexible Financing Agreement between the Registrant and Cripple Creek Securities, LLC, dated October 27, 2000, incorporated by reference to Exhibit 10.111 of the Registrant's Form 10-K for the period ending December 31, 2000.
10.111	Letter Agreement re Termination of Equity Line of Credit dated March 23, 2001 between the Registrant and Cripple Creek Securities, LLC, incorporated by reference to Exhibit 10.112 of Registrant's Form 10-Q for the quarter ended March 31, 2001.
10.112	Structured Equity Line Flexible Financing Agreement dated March 23, 2001 between the Registrant and Cripple Creek Securities, LLC, incorporated by reference to Exhibit 1.1 of the Registrant's Registration Statement on Form S-3/A (File No. 333-49020) filed on April 9, 2001.
10.113	Structured Equity Line Flexible Financing Agreement dated October 1, 2001 between the Registrant and Cripple Creek Securities, LLC, incorporated by reference to Exhibit 1.1 of the Registrant's Registration Statement on Form S-3 (File No. 333-71524) filed October 12, 2001.
10.114	First Amendment to Convertible Debenture and Warrant Purchase Agreement dated August 21, 2002, incorporated by reference to Exhibit 99.2 of the Registrant's Form 8-K filed August 23, 2002.
10.115	First Amendment to 8.5% Convertible Debentures Due June 29, 2004, incorporated by reference to Exhibit 99.3 of the Registrant's Form 8-K filed August 23, 2002.
10.116	First Amendment to 8.5% Convertible Debentures Due September 29, 2004, incorporated by reference to Exhibit 99.4 of the Registrant's Form 8-K filed August 23, 2002.
10.117	Second Amendment to 8.5% Convertible Debentures Due June 29, 2004, incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K filed September 20, 2002.
10.118	Second Amendment to 8.5% Convertible Debentures Due September 29, 2004, incorporated by reference to Exhibit 99.2 of the Registrant's Form 8-K filed September 20, 2002.
10.119	First Amendment to Structured Equity Line Flexible Financing Agreement dated March 23, 2001 between the Registrant and Cripple Creek Securities, LLC, dated September 17, 2002, incorporated by reference to Exhibit 99.3 of the Registrant's Form 8-K filed September 20, 2002.
10.120	First Amendment to Structured Equity Line Flexible Financing Agreement dated October 1, 2001 between the Registrant and Cripple Creek Securities, LLC dated September 17, 2002, incorporated by reference to Exhibit 99.4 of the Registrant's Form 8-K filed September 20, 2002.

10.121	Third Amendment to 8.5% Convertible Debenture Due June 29, 2004 dated December 7, 2002, incorporated by reference to Exhibit 4.9 of the Registrant's Registration Statement on Form S-3/A (333-100301) filed on December 10, 2002.
10.122	Third Amendment to 8.5% Convertible Debenture Due September 29, 2004 dated December 7, 2002, incorporated by reference to Exhibit 4.10 of the Registrant's Registration Statement on Form S-3/A (333-100301) filed on December 10, 2002.
10.123	Security Agreement between Registrant and certain institutional Investors dated August 21, 2002, incorporated by reference to Exhibit 99.1 of the Registrant's Registration Statement on Form S-3/A (333-100301) filed on December 10, 2002.
10.124	through 10.199 reserved.
*10.201	Product Supply and Distribution Agreement between the Registrant and Yamanouchi Pharmaceutical Co., Ltd. dated July 14, 1996, incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q for the quarter ended June 30, 1996. [Confidential Treatment Requested]
*10.202	Product Supply Agreement between the Registrant and Contract Manufacturing, Inc. dated July 15, 1997, incorporated by reference as Exhibit 10.202 of the Registrant's Form 10-K for the period ending December 31, 1999. [Confidential Treatment Requested]
*10.203	Supply Agreement between the Registrant and Key Tronic Corporation dated December 1, 1999, incorporated by reference to Exhibit 10.205 of the Registrant's Form 10-K for the period ending December 31, 1999. [Confidential Treatment Requested]
*10.204	Supply Agreement between the Registrant and Hydrogel Design Systems, Inc. dated December 31, 1999, incorporated by reference to Exhibit 10.206 of the Registrant's Form 10-K for the period ending December 31, 1999. [Confidential Treatment Requested]
*10.205	Supply Agreement between the Registrant and Sanmina Medical Products Division, a division of Sanmina Corporation, dated March 1, 2000, incorporated by reference to Exhibit 10.207 of the Registrant's Form 10-Q for the quarter ended June 30, 2000. [Confidential Treatment Requested]
*10.206	Supply Agreement between the Registrant and E.I. du Pont de Nemours & Co. dated June 23, 2000, incorporated by reference to Exhibit 10.208 of the Registrant's Form 10-Q for the quarter ended June 30, 2000. [Confidential Treatment Requested]
*10.207	Warehouse Distribution Contract between the Registrant and Livingston Healthcare Services, Inc. dated August 25, 2000, incorporated by reference to Exhibit 10.209 of the Registrant's Form 8-K filed on October 17, 2000. [Confidential Treatment Requested]
*10.208	U.S. Market Research Agreement between the Registrant and Lifescan, Inc. dated February 22, 2001, incorporated by reference to Exhibit 10.210 of the Registrant's Form 10-K for the period ending December 31, 2000. [Confidential Treatment Requested]
*10.209	Termination Agreement between the Registrant and Yamanouchi Pharmaceutical Co., Ltd. dated February 26, 2001, incorporated by reference to Exhibit 10.211 of the Registrant's Form 10-K for the period ending December 31, 2000. [Confidential Treatment Requested]
*10.210	Co-Promotion Agreement between the Registrant and Sankyo Pharma Inc. dated November 28, 2001, incorporated by reference to Exhibit 2.10 of the Registrant's Form 10-K for the period ending December 31, 2001. [Confidential Treatment Requested]
*10.211	Sales, Marketing and Distribution Agreement between the Registrant and Sankyo Pharma Inc. dated July 8, 2002, incorporated by reference to Exhibit 10.211 of the Registrant's Form 10-Q/A for the period ending September 30, 2002. [Confidential Treatment Requested]

*10.212	Mutual Termination of Warehouse Distribution Contract between the Registrant and UPS Supply Chain Management, Inc. (formerly Livingston Healthcare Services Inc.) dated September 10, 2002, incorporated by reference to Exhibit 10.212 of the Registrant's Form 10-Q/A for the period ending September 30, 2002. [Confidential Treatment Requested]
*10.213	First Amendment to the Mutual Termination of Warehouse Distribution Contract between the Registrant and UPS Supply Chain Management, Inc. (formerly Livingston Healthcare Services Inc.) dated September 26, 2002, incorporated by reference to Exhibit 10.213 of the Registrant's Form 10-Q/A for the period ending September 30, 2002. [Confidential Treatment Requested]
*10.214	First Amendment to the Sales, Marketing and Distribution Agreement between the Registrant and Sankyo Pharma Inc. dated January 23, 2003. [Confidential Treatment Requested]
*10.215	Supply Agreement between the Registrant and Sankyo Pharma Inc. dated January 23, 2003. [Confidential Treatment Requested]
10.216	Memorandum of Understanding (TheraCom) to the Sales, Marketing and Distribution Agreement between the Registrant and Sankyo Pharma Inc. dated January 23, 2003.
10.217	through 10.299 reserved.
*10.301	Exclusive License Agreement between the Registrant and The Regents of the University of California dated January 31, 1995, incorporated by reference to Exhibit 10.301 of the Registrant's Form 10-K for the period ending December 31, 1999. [Confidential Treatment Requested]
*10.302	License Agreement Amendment between the Registrant and The Regents of the University of California dated April 23, 1998, incorporated by reference to Exhibit 10.302 of the Registrant's Form 10-K for the period ending December 31, 1999. [Confidential Treatment Requested]
*10.303	Second Amendment to the Exclusive License Agreement dated January 31, 1995 for Device for Iontophoretic Non-Invasive Sampling or Delivery of Substances between the Registrant and The Regents of the University of California dated September 19, 2002, incorporated by reference to Exhibit 10.303 of the Registrant's Form 10-Q/A for the period ending September 30, 2002. [Confidential Treatment Requested]
10.304	through 10.399 reserved.
*10.401	Asset Purchase Agreement dated November 17, 1999 between the Registrant and Ortho-McNeil Pharmaceutical, Inc., incorporated by reference to Exhibit 10.49 of the Registrant's Form 8-K filed December 30, 1999. [Confidential Treatment Requested]
10.402	through 10.499 reserved.
10.501	Registrant's 1999 Stock Incentive Plan (as Amended and Restated January 27, 2003).
10.502	Registrant's Amended 1991 Employee Stock Purchase Plan (as Amended and Restated March 1, 2000), incorporated by reference to Exhibit 10.502 of the Registrant's Form 10-K for the period ending December 31, 1999.
10.503	Written Compensation Agreement dated August 28, 1998 between the Registrant and André F. Marion, incorporated by reference to Exhibit 99.7 of the Registrant's Form S-8 Registration (File No. 333-67331) filed on November 16, 1998.
10.504	Stock Option Agreement between the Registrant and André F. Marion, incorporated by reference to Exhibit 99.8 of the Registrant's Form S-8 (File No. 333-67331) filed November 16, 1998.

10.505	Form of Employment Agreement between the Registrant and each of the Company's Officers, incorporated by reference to Exhibit 10.511 of the Registrant's Form 10-K for the period ending December 31, 2000.
10.506	Form of Employment Agreement between the Registrant and Key Employees, incorporated by reference to Exhibit 10.512 of the Registrant's Form 10-K for the period ending December 31, 2000.
10.507	Form of Indemnification Agreement for Directors and Officers, incorporated by reference to Exhibit 10.513 of the Registrant's Form 10-K for the period ending December 31, 2000.
21.1	List of Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 of the Registrant's Form 10-K for the period ending December 31, 2001.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney (see page 52).
99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

*
A confidential treatment request has been applied for or granted with respect to a portion of this document.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2003.

CYGNUS, INC.
By	/s/ JOHN C HODGMAN Chairman, President and Chief Executive Officer (Principal Executive Officer)

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

        IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his name.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN C HODGMAN John C Hodgman	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 27, 2003
/s/ CRAIG W. CARLSON Craig W. Carlson	Chief Operating Officer, Chief Financial Officer and Senior Vice President (Principal Financial Officer and Principal Accounting Officer)	March 27, 2003
/s/ ANDRÉ F. MARION André F. Marion	Vice Chairman of the Board of Directors	March 27, 2003
/s/ FRANK T. CARY Frank T. Cary	Director	March 27, 2003
/s/ RICHARD G. ROGERS Richard G. Rogers	Director	March 27, 2003
/s/ WALTER B. WRISTON Walter B. Wriston	Director	March 27, 2003

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO SECURITIES EXCHANGE ACT RULES 13a-14 AND 15d-14,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John C Hodgman, certify that:

1.    I have reviewed this annual report on Form 10-K of Cygnus, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)    designed such disclosure controls and procedures to ensure that material information related to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003
/s/ JOHN C HODGMAN John C Hodgman Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO SECURITIES EXCHANGE ACT RULES 13a-14 AND 15d-14,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Craig W. Carlson, certify that:

1.    I have reviewed this annual report on Form 10-K of Cygnus, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)    designed such disclosure controls and procedures to ensure that material information related to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003
/s/ CRAIG W. CARLSON Craig W. Carlson Chief Financial Officer

Cygnus, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Cygnus, Inc.

        We have audited the accompanying consolidated balance sheets of Cygnus, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' net capital deficiency, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cygnus, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/  ERNST & YOUNG LLP

Palo Alto, California
February 24, 2003,
except for Note 10, as to
which the date is
March 19, 2003

Cygnus, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2002	2001
ASSETS:
Current assets:
Cash and cash equivalents	$23,415	$17,142
Short-term investments	3,202	6,607
Accounts receivable	569	44
Inventories	6,628	1,987
Current portion of employee notes receivable	57	108
Other current assets	1,100	1,220

Total current assets	34,971	27,108
Equipment and improvements:
Manufacturing, office and laboratory equipment	15,626	15,213
Leasehold improvements	610	610
Construction-in-progress	—	1,201

	16,236	17,024
Less accumulated depreciation and amortization	(11,189)	(9,022)

Net equipment and improvements	5,047	8,002
Long-term portion of employee notes receivable	105	14
Deferred financing cost	108	311
Other assets	246	246

TOTAL ASSETS	$40,477	$35,681

LIABILITIES AND STOCKHOLDERS' NET CAPITAL DEFICIENCY:
Current liabilities:
Accounts payable	$2,518	$2,789
Accrued compensation	2,628	3,534
Other accrued liabilities	605	821
Customer advances	1,382	—
Deferred revenues	25,000	5,025
Deferred revenues net of deferred costs of product shipments	8,199	—
Current portion of convertible debentures	4,000	—
Current portion of capital lease obligations	77	69
Current portion of arbitration obligation	3,000	8,390

Total current liabilities	47,409	20,628
Long-term portion of arbitration obligation	12,000	15,000
Long-term portion of capital lease obligations	74	151
Convertible debentures, net of discount of $1,902 in 2002 and $3,133 in 2001	16,379	17,789
Amount due to distributor and other long-term liabilities	7,237	161
Commitments and contingencies
Stockholders' net capital deficiency:
Preferred stock, $0.001 par value: 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value: 95,000 shares authorized; issued and outstanding: 38,479 and 33,144 shares at December 31, 2002 and 2001, respectively	38	33
Additional paid-in capital	254,091	236,942
Accumulated deficit	(296,751)	(255,023)

Stockholders' net capital deficiency	(42,622)	(18,048)

TOTAL LIABILITIES AND STOCKHOLDERS' NET CAPITAL DEFICIENCY	$40,477	$35,681

See accompanying notes.

Cygnus, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2002	2001	2000
Revenues:
Net product revenues	$3,453	$489	$—
Contract revenues	401	5,300	1,052

Total revenues	3,854	5,789	1,052
Costs and expenses:
Costs of product revenues	6,396	271	—
Research and development	13,883	27,405	21,170
Sales, marketing, general and administrative	22,544	15,481	10,072

Total costs and expenses	42,823	43,157	31,242

Loss from operations	(38,969)	(37,368)	(30,190)
Interest and other income	417	2,416	1,970
Interest and other expenses	(3,153)	(3,721)	(3,687)

Loss before income taxes and cumulative effect of a change in accounting principle	(41,705)	(38,673)	(31,907)
Provision for income taxes	23	527	100

Loss before cumulative effect of a change in accounting principle	(41,728)	(39,200)	(32,007)
Cumulative effect of a change in accounting principle	—	—	(5,026)

Net loss	$(41,728)	$(39,200)	$(37,033)

Amounts per share, basic and diluted:
Loss before cumulative effect of a change in accounting principle	$(1.11)	$(1.31)	$(1.22)
Cumulative effect of a change in accounting principle	—	—	(0.19)

Net loss	$(1.11)	$(1.31)	$(1.41)

Shares used in computation of amounts per share, basic and diluted	37,580	30,028	26,315

See accompanying notes.

Cygnus, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' NET CAPITAL DEFICIENCY

(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Net Capital Deficiency
Balances at December 31, 1999	$25	$177,576	$(178,790)	$(15)	$(1,204)
Issuance of 568 shares of common stock under the 1999 Stock Incentive Plan and Employee Stock Purchase Plan	1	3,462	—	—	3,463
Issuance of 17 shares of common stock for services rendered	—	86	—	—	86
Stock-based compensation	—	1,044	—	—	1,044
Issuance of 1,480 shares of common stock pursuant to equity lines, net of issuance costs	1	13,817	—	—	13,818
Additional paid-in capital arising from the cumulative effect of a change in accounting principle related to the beneficial conversion feature associated with the convertible debentures	—	5,026	—	—	5,026
Net loss	—	—	(37,033)	—	(37,033)
Net change in unrealized gain on available-for-sale securities	—	—	—	1,777	1,777

Comprehensive loss	—	—	—	—	(35,256)

Balances at December 31, 2000	27	201,011	(215,823)	1,762	(13,023)
Issuance of 283 shares of common stock under the 1999 Stock Incentive Plan and Employee Stock Purchase Plan	1	1,270	—	—	1,271
Issuance of 18 shares of common stock pursuant to equity lines, net of issuance costs	—	142	—	—	142
Issuance of 246 shares of common stock in lieu of cash bonus	—	1,907	—	—	1,907
Stock-based compensation	—	71	—	—	71
Issuance of 5,121 shares of common stock pursuant to equity lines, net of issuance costs	5	32,541	—	—	32,546
Net loss	—	—	(39,200)	—	(39,200)
Net change in unrealized gain on available-for-sale securities	—	—	—	(1,762)	(1,762)

Comprehensive loss	—	—	—	—	(40,962)

Balances at December 31, 2001	33	236,942	(255,023)	—	(18,048)
Issuance of 226 shares of common stock under the 1999 Stock Incentive Plan and Employee Stock Purchase Plan	—	554	—	—	554
Issuance of 338 shares of common stock in lieu of cash bonuses	—	1,408	—	—	1,408
Stock-based compensation	—	4	—	—	4
Issuance of 170 shares of common stock pursuant to equity lines, net of issuance costs	—	452	—	—	452
Public offering of 4,600 shares of common stock, net of issuance costs	5	14,731	—	—	14,736
Net loss and comprehensive loss	—	—	(41,728)	—	(41,728)

Balances at December 31, 2002	$38	$254,091	$(296,751)	$—	$(42,622)

See accompanying notes.

Cygnus, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(41,728)	$(39,200)	$(37,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,041	1,751	1,267
Realized gain on sale of investments	—	(1,144)	—
(Gain)/loss on sale of equipment	19	124	(107)
Impairment of equipment and improvements	1,491	—	—
Beneficial conversion feature of Convertible Debentures	—	—	5,026
Amortization of deferred financing costs	1,435	1,435	1,435
Stock-based compensation	4	2,120	1,130
Change in operating assets and liabilities:
Accounts receivable	(525)	(30)	47
Inventories	(4,641)	(1,987)	—
Other current assets	79	(810)	451
Other	28	80	(245)
Accounts payable and other accrued liabilities	2,252	1,698	2,501
Accrued compensation	503	2,501	(1,886)
Deferred revenues	19,975	5,025	(900)
Deferred revenues net of deferred costs of product shipments	8,199	—	—
Arbitration obligations	(8,390)	390	—
Amount due to distributor and other liabilities	7,076	(158)	15

Net cash used in operating activities	(12,182)	(28,205)	(28,299)

Cash flows from investing activities:
Capital expenditures	(601)	(2,552)	(2,566)
Proceeds from sale of equipment	5	1	398
Purchases of investments	(14,246)	(11,394)	(26,722)
Sale of investments	15,550	9,844	12,085
Maturity of investments	2,074	10,671	10,446

Net cash provided by/(used in) investing activities	2,782	6,570	(6,359)

Cash flows from financing activities:
Issuance of common stock	15,742	33,817	17,281
Principal payments of long-term debt	—	(3,089)	(3,242)
Principal payments of capital lease obligations	(69)	(9)	—

Net cash provided by financing activities	15,673	30,719	14,039

Net increase/(decrease) in cash and cash equivalents	6,273	9,084	(20,619)
Cash and cash equivalents at beginning of year	17,142	8,058	28,677

Cash and cash equivalents at the end of the year	$23,415	$17,142	$8,058

Supplemental disclosure of cash flows information
Interest paid	$220	$102	$890
Foreign income taxes paid	$27	$500	$100
Supplemental schedule of non-cash investing and financing activities
Assets acquired under capital lease	$—	$229	$—
Value of shares issued in lieu of bonus	$1,408	$1,907	$—

See accompanying notes.

Cygnus, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2002

Note 1: Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

        Cygnus was incorporated in California in 1985 and was merged into a Delaware corporation in 1995. We develop, manufacture and commercialize new and improved glucose monitoring devices. Our products are designed to provide more data to individuals and their physicians and enable them to make better-informed decisions on how to manage diabetes. Our first-generation product, the GlucoWatch Biographer, and our second-generation product, the GlucoWatch G2 Biographer, are non-invasive and automatic glucose monitoring devices.

Need for Additional Financing

        On January 8, 2003, our common stock ceased trading on the Nasdaq National Market and instead now trades on the OTC Bulletin Board. Given this development, we believe it will not be practical for us to draw on our equity line agreements for the foreseeable future. Additionally, due to the lengthy process of seeking insurance reimbursement for our products from third-party payors, Sankyo has experienced a delay in selling product through to end-user customers. We believe, however, that existing cash, cash equivalents and investments, together with product revenues from the sales of our products and cash to be received pursuant to a binding forecast from Sankyo that is noncancellable unless mutually agreed to by both parties (see Note 10. Subsequent Event) will be sufficient to meet our operating expenses, and short-term debt and other obligations to enable us to continue in operation at least through December 31, 2003. Additionally, to fully implement our business plan, we will need to generate significant positive cash flows from operations and/or raise additional debt or equity capital.

Basis of Consolidation

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

        Due to the early stage of our product commercialization activities, the estimates required in inventory valuation, including production yields and normal capacity, labor costs incurred in the production of each unit and overhead costs applicable to manufacturing operations, are inherently uncertain, thus actual results may differ from those estimates. We will continue to evaluate the estimates relating to inventory valuation as our manufacturing operations become more stable and quantities reach more normalized levels. Write-offs for potential obsolescence or for inventories in excess of demand are also determined based on significant estimates, which could subsequently change.

Customer and Other Concentrations

        One customer, Sankyo, provided 57% of our 2002 product revenues, and 87% of our accounts receivable at December 31, 2002. This customer did not provide any of our product revenues in 2001 or 2000.

        One customer, NIH, provided 100% of our 2002 contract revenues. Another customer, Yamanouchi, provided 94% and 95% of our contract revenues in 2001 and 2000, respectively.

        Our Biographer and AutoSensor products are manufactured from components purchased from outside suppliers, most of whom are our single source for such components. If we are unable, for whatever reason, to obtain these components from our suppliers or if the components obtained from these suppliers do not pass quality standards, we will be required to obtain the components from alternative suppliers.

        AutoSensors are manufactured by an independent third party based in Michigan who is currently our sole source for such outsourced manufacturing. All manufacturing facilities used in the manufacturing of our products are subject to inspection and approval requirements of the FDA. If this third party is unable to manufacture the required quantities of AutoSensor for whatever reason, we will be required to make alternative arrangements that will be subject to FDA approval before commercial manufacturing.

        We maintain our cash, cash equivalents and investments primarily with a bank and two brokerage houses that management believes are creditworthy. This practice is consistent with our policy to maintain high liquidity and to ensure safety of principal.

Foreign Currency Translation

        The functional and reporting currency of Cygnus' foreign subsidiary is the United States dollar. Monetary assets and liabilities of our foreign subsidiary denominated in foreign currency are translated into United States dollar equivalents at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the weighted average exchange rate for the year. Transaction gains and losses are included in operating results and have been insignificant for all periods presented.

Deferred Financing Costs

        Deferred financing costs of $486,000 and $114,000 relate to costs incurred in 1999 in connection with the debt financings of $14.0 million and $3.0 million, respectively. These costs are amortized over the term of the related debt and included in interest expense.

Accounting for Stock-Based Compensation

        In December 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 148 (FAS 148), "Accounting for Stock Based Compensation—Transition and Disclosure." FAS 148 amends FAS 123, "Accounting for Stock Based Compensation," to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of FAS 148 are effective for fiscal years ending after December 15,

2002. We have elected to continue to follow the intrinsic-value method of accounting, as prescribed by Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," to account for employee stock options.

        For purposes of disclosures pursuant to FAS 123, as amended by FAS 148, the estimated fair value of stock options is amortized to expense over the options' vesting period. The following table illustrates the effect on net loss and net loss per share if we had applied the fair-value recognition provisions of FAS 123 to stock based employee compensation (in thousands, except per share amounts):

	Year Ended December 31:
	2002	2001	2000
Net loss as reported	$(41,728)	$(39,200)	$(37,033)
Add: Stock-based employee compensation expense included in reported net loss	—	2,919	848
Deduct: Total stock-based employee compensation expense determined under fair-value method for all awards	(2,873)	(6,249)	(4,176)

Pro forma net loss	(44,601)	(42,530)	(40,361)

Pro forma net loss per share, basic and diluted	$(1.19)	$(1.42)	$(1.53)

        Pro forma information regarding net loss and earnings per share is required by FAS 123, as disclosed in Note 1, which also requires that the information be determined as if we had accounted for our employee stock options granted under the fair-value method of FAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions for 2002, 2001 and 2000: risk-free interest rate of 2.93%, 4.20% and 5.75%, respectively; a dividend yield of 0.0%; volatility factors of the expected market price of our common stock of 0.87, 0.83 and 0.82, respectively; and a weighted-average expected life of the option of five years. For the years ended December 31, 2002, 2001 and 2000, the valuations for options granted during the year were $3.6 million, $6.7 million, and $6.6 million, respectively.

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

        Any options and warrants granted to consultants and other non-employees are accounted for at fair value, determined by using the Black-Scholes valuation model in accordance with the Emerging Issues Task Force (EITF) Consensus No. 96-18, "Accounting for Equity Investments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods, or Services." These options are subject to periodic revaluation over their vesting terms. The assumptions used to value stock-based awards to consultants are similar to those used for employees.

Accounting for Impairment or Disposal of Long-Lived Assets

        We review equipment and improvements and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the assets' carrying amount to the future net cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment is recognized and is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets, evaluated by considering the present value of the future net cash flows. No impairment charges were recorded during 2001 and 2000. In the fourth quarter of 2002, we recorded an impairment charge of $1.5 million, primarily related to our semi-automated, back-up equipment for the production of AutoSensors, which became obsolete as a result of the deployment of fully automated manufacturing equipment during the fourth quarter of 2002.

Contractual Arrangements with Sankyo Pharma Inc.

        On November 28, 2001, we entered into a U.S. Co-Promotion Agreement for our GlucoWatch Biographer and other similar glucose monitoring products with Sankyo Pharma Inc., a wholly owned U.S. subsidiary of Sankyo Co., Ltd., a multi-billion dollar Japanese pharmaceutical and medical products company. Pursuant to the Co-Promotion Agreement, Sankyo paid us milestone payments totaling $10.0 million. This agreement required Sankyo to provide a specialty sales force of 50 people to promote our products. Under the Co-Promotion Agreement, we had an obligation to spend a minimum of $8.0 million in promotional funds for each of 2002 and 2003 to advertise and promote our products and thereafter we were to continue to fund promotional activities in amounts we deemed appropriate.

        On July 8, 2002, we entered into a Sales, Marketing and Distribution Agreement with Sankyo that superseded and replaced our prior November 28, 2001 Co-Promotion Agreement. Under the new agreement, Sankyo is responsible for sales, marketing, managed care and government contracting, and distribution of our GlucoWatch G2 Biographer and our other similar glucose monitoring products for a period of 12 years from April 1, 2002. Sankyo is required to provide a specialty sales force of 100 people and to utilize all of its large national primary care sales force during the term of the agreement. Under this new agreement, Sankyo was also required to pay us an additional $15.0 million in milestone payments, thus bringing total milestone payments, including milestone payments received under the November 2001 Co-Promotion Agreement, to $25.0 million, all of which have been received.

        We sell our products to Sankyo at predetermined prices stipulated in the Sales, Marketing and Distribution Agreement; however, such prices are subject to subsequent adjustments as Sankyo is entitled to receive sales and marketing fees, or commissions, from us. Such commissions are impacted by the rebates, discounts and certain fees offered or paid by Sankyo to its third-party customers and are recorded as a reduction in our revenue. In 2003, Sankyo's commission percentage will increase due to the increased responsibilities it has assumed under the new agreement. Payment of sales commissions by us for the sales years 2002 through 2004 can be deferred until at least 2005 and, under certain circumstances, to 2008. As of December 31, 2002, deferred sales commissions owed to Sankyo totaled $491,000 and are included on our balance sheet under the caption "Amounts due to distributor." Furthermore, we are no longer obligated to spend promotional funds, as was required in our prior November 28, 2001 Co-Promotion Agreement; however, for the year 2002, we are obligated to reimburse Sankyo for their actual promotional expenses up to $10.0 million, less promotional expenses incurred by us during the year 2002. In 2002 we incurred $3.3 million of promotional expenses and are required to reimburse Sankyo for their actual promotional expenses of $6.7 million; however, we have a contractual right to defer the payment of such reimbursement to Sankyo until 2004. This $6.7 million was included in our results of operations for the year ended December 31, 2002, and the long-term liability to Sankyo is included on our balance sheet as of December 31 2002, under the caption "Amounts due to distributor." Once deferral of our commissions and promotional funds reaches a certain specified dollar amount, Sankyo will then have a first security interest in certain of our U.S. patents. Our commission deferral and our promotional funds have not reached that specified dollar amount as of December 31, 2002.

        The $25.0 million in milestones already received under the Co-Promotion Agreement and the Sales, Marketing and Distribution Agreement is to be recognized as revenue over the initial 12-year term of our contractual relationship (from April 1, 2002 until April 1, 2014), with no recognition of revenue in the first three sales years, since the milestone payments may need to be repaid if the agreement is terminated because (1) we cannot supply product for a specified period of time, or (2) our product is recalled or withdrawn from the market for a specified period of time, or (3) there is a change of control and our successor in interest terminates our agreement with Sankyo. Because these conditions could occur and the payments might need to be repaid at any time, we are required to report the deferred amounts as current deferred revenue until the potential for repayment expires in 2005. Consequently, if the agreement runs its full initial term of 12 years, the milestone amounts will be recognized as revenue beginning in 2005 and continuing over the remaining 12 years. In 2005, we expect to record the accumulated revenue of $7.8 million for the first three sales years and thereafter will record proportional amounts of the deferred revenue of approximately $521,000 per quarter over the remaining 12 years.

Revenue Recognition

        Product revenues are generated upon the sale of our GlucoWatch and GlucoWatch G2 Biographers and related accessories in the United Kingdom and the United States. The GlucoWatch Biographer consists of two integrated parts: the durable Biographer and the disposable, single-use AutoSensor. After the initial sale of the Biographer, revenues will continue to be recorded upon the sale of additional AutoSensors and accessories to support the installed base of Biographers.

        Product sales are recorded when all the following conditions have been met: product has been shipped, transfer of title has taken place, there is persuasive evidence of an agreement, the price is fixed or determinable, and collection is reasonably assured. Revenues generated from our shipments of product to Sankyo Pharma Inc. under our Sales, Marketing and Distribution Agreement for resale are deferred until the product is sold by Sankyo, because the net price of our product sales to Sankyo is subject to certain pricing adjustments, such as rebates, discounts and certain fees offered or paid by Sankyo to its third-party customers. The costs of product revenues associated with these shipments is also deferred until the revenue is recognized. As of December 31, 2002, revenues of $13.2 million were deferred, along with associated costs of $5.0 million. The net amount of $8.2 million is included on our balance sheet as of December 31, 2002 under the caption "Deferred revenues net of deferred costs of product shipments." There were no similar deferrals as of December 31, 2001. Revenues generated from our shipments of sample and practice Biographers are recognized when all the above conditions are met, typically upon delivery of these products to Sankyo, as the sale of such product is not subject to future pricing adjustments. We accrue for estimated warranty costs and other allowances when the revenues from product sales are recognized. The warranty expenses recorded to date have not been significant and are within historical estimates. With regard to product sales made directly by us to third parties, from time to time we allowed customers to return product for credit. In such instances, we deferred revenue until the return period expired.

        Our contract revenues may include up-front and/or interim milestone payments from co-promotion; sales, marketing and distribution; and development agreements. Milestone payments are recorded as revenue based on the provisions of the underlying agreement and the estimated period of continuing obligations, generally the contract term. No revenue is recognized for such milestones if there is any potential that these milestones may have to be repaid. All milestone payments received ($25.0 million) pursuant to our contractual arrangements with Sankyo have been deferred, since the milestone payments may need to be repaid if the agreement is terminated because (1) we cannot supply product for a specified period of time, or (2) our product is recalled or withdrawn from the market for a specified period of time, or (3) there is a change of control and our successor in interest terminates our agreement with Sankyo. Because these conditions could occur and the payments might need to be repaid at any time, we are required to report the deferred amounts as current deferred revenue until the potential for repayment expires in 2005. Consequently, if the contractual relationship runs its full term, the milestone amounts will be recognized as revenue beginning in 2005 and continuing over the remaining term of the initial 12-year agreement with Sankyo.

        Our contract revenues also include payments received pursuant to research grants. Revenue is recognized based on the performance requirements of the grant contract and as reimbursable expenses are incurred.

        We evaluate the collectability of our trade receivables based on our customers' abilities to meet their financial obligations. We determine amounts to be past due based on the terms and conditions set forth in the purchase agreements.

Research and Development

        Research and development expenses include costs for scientific and product development personnel, material used in the development and validation of high capacity manufacturing processes, consultants, clinical trials, supplies, depreciation of equipment used in research and product development, and facilities allocations. Research and development costs are expensed as incurred. Research and development expenses also include costs associated with research and development grants. These expenses approximate the revenue recognized.

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

Cumulative Effect of a Change in Accounting Principle

        In June 1999 and September 1999, we issued Convertible Debentures of $14.0 million and $3.0 million at conversion prices of $12.705 and $11.8663, respectively. The debentures were immediately convertible into shares of common stock and have a coupon rate of 8.5%. In connection with the issuance of these debentures, we also issued to debenture holders warrants to purchase an aggregate of 745,000 shares of common stock. At the time of the issuance of the Convertible

Debentures, we determined that, based on the fair value of common stock and specified conversion prices and in accordance with the then-applicable accounting pronouncements, these debentures did not contain embedded beneficial conversion features.

        In November 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on Issue 00-27, Application of EITF Issue 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments," and concluded that an issuer should calculate the intrinsic value of a conversion option using the effective conversion price based on the proceeds received for or allocated to the convertible instrument instead of the specified conversion price in the instrument. The EITF required companies to apply the prescribed methodology for computing the beneficial conversion feature of convertible securities through a cumulative catch-up accounting change in the quarter that includes November 2000 for any such security issued after May 20, 1999, the effective date of EITF 98-5. Accordingly, we recorded a one-time, non-cash charge of $5.0 million in the fourth quarter of 2000 to record the cumulative effect of a change in accounting principle, as required by the EITF.

Interest Expense

        Interest and other expenses on our consolidated statements of operations include interest expense of $3.0 million, $3.6 million, and $3.7 million for the years ended December 31, 2002, 2001, and 2000, respectively.

Advertising Expenses

        We expense the costs of advertising, which includes promotional expenses, as incurred. Advertising expenses were $3.5 million in 2002, and $920,000 and $454,000 in 2001 and 2000, respectively.

Net Loss Per Share

        Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding. Shares issuable from stock options, warrants and Convertible Debentures are excluded from the diluted loss per share computation, as their effect is anti-dilutive.

Cash, Cash Equivalents and Short-Term Investments

        We consider all highly liquid investments with a maturity from the date of purchase of three months or less to be cash equivalents. We invest our excess cash in high credit quality, highly liquid instruments. These investments have included Treasury Notes, Federal Agency Securities, Auction Rate Certificates, Auction Rate Preferred Stock and Commercial Paper.

        We consider all short-term investments as available-for-sale. As such, short-term investments are carried at estimated fair value with related unrealized gains and losses included in stockholders' net capital deficiency. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income and expense and have been immaterial to date, except as noted above. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and other income.

        As of December 31, 2002 and 2001, cash and cash equivalents were $23.4 million and $17.1 million, respectively. As of December 31, 2002 and 2001, short-term investments were

$3.2 million and $6.6 million, respectively. Our cash and cash equivalents are maintained in money market funds and our short-term investments are held as auction rate certificates. As of December 31, 2002 and 2001, the costs approximated the estimated fair values for all investments. All cash equivalents and investments as of December 31, 2002 and 2001 have maturity dates of less than one year.

        During 2001, we sold certain marketable equity securities for a gain of $1.1 million.

Inventory

        Inventory is stated at standard cost adjusted to approximate the lower of actual cost (first-in, first-out method) or market, after appropriate consideration has been given to obsolescence and inventory in excess of anticipated future demand.

        Inventory consists of the following (in thousands):

	December 31,
	2002	2001
Raw materials	$5,162	$1,502
Work-in-process	1,098	455
Finished goods	368	30

	$6,628	$1,987

        Prior to the approval by the FDA of our products and our commercial processes, material was generally charged to research and development expenses upon receipt and was not carried as inventory in the financial statements. Accordingly, inventory values at December 31, 2002 and December 31, 2001 and the costs of product revenues for the years ended December 31, 2002 and 2001 do not include previously expensed material. Our costs of product revenues for the years ended December 31, 2002 and 2001 would have been $1.4 million and $276,000 higher, respectively, had we not utilized some of this previously expensed material in our production process. Additionally, during the quarter ended June 30, 2002, we wrote off approximately $1.1 million in inventory value due to the estimated first-generation Biographer inventory caused by the earlier-than-expected FDA approval of our second-generation Biographer and its anticipated launch. Subsequent to this write-off, we were able to utilize approximately $480,000 of this inventory, primarily due to our redesign of the practice G2 Biographer to allow for the use of some of this material. Our costs of product revenues for the second half of the year ended December 31, 2002 would have been $480,000 higher if we had not previously expensed this material. We expect to utilize an additional $40,000 of this written-off inventory in future periods. During the quarter ended December 31, 2002, we wrote off an additional $290,000 for material in excess of projected requirements and for outdated literature or expired product.

Shipping and Handling Costs

        Shipping and handling costs incurred by us are included in the costs of product revenues in the consolidated statements of operations.

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

Segment Information

        We have adopted Statement of Financial Accounting Standard No. 131, "Disclosures About Segment of an Enterprise and Related Information." We operate in one segment, the development and manufacture of glucose monitoring products, and in two geographic regions, the United States and the United Kingdom. We are evaluated by management on a single-segment basis. Product revenues with customers in these geographic regions were as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
United States	$3,098	$—	$—
United Kingdom	355	489	—

Total	$3,453	$489	$—

        Substantially all of our long-lived assets are located in the United States.

New Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board (FASB) issued FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring, discontinued operation, plant closing, or other exit or disposal activity. FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 is not expected to have a significant impact on our financial position and results of operations.

        In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Our adoption of FIN 45 did not have a material impact on our results of operations and financial position.

        In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure provisions under the interpretation are effective as of December 31, 2002. We do not expect the adoption of FIN 46 to have a material impact on our financial position or results of operations.

Note 2: Leases and Commitments

Capital Leases

        We currently have two capital lease agreements. Assets leased under capital leases are included in equipment at a total cost of $229,000 with related accumulated amortization of $110,000 at December 31, 2002. Upon the expiration of these leases, we have a one dollar ($1.00) buy-out purchase option. As of December 31, 2002, aggregate liabilities of $151,000 were outstanding under these facilities and were secured by assets with a net book value of $119,000 and a letter of credit with a value of $180,000 at December 31, 2002.

        The future aggregate principal payments of minimum lease payments under capital leases as of December 31, 2002 are as follows:

Capital Leases
(In thousands)
Years ending December 31,
2003	$94
2004	82

Total minimum lease payments	176
Less amount representing interest and sales/use tax	25

Present value of minimum lease payments	151
Current portion of capital lease obligations	77

Long-term portion of capital lease obligations	$74

Operating Leases

        In the United States, we lease our facilities under two noncancellable operating leases expiring in December, 2003. The terms of the leases provide for rental payments on a graduated scale. We are recognizing rent expense on a straight-line basis over the periods of the leases and therefore have accrued for the rent expense incurred but not paid. We are currently in final negotiations with the property owner for a new lease for our facilities.

        Rent expense amounted to $1.0 million, $1.1 million and $1.1 million, net of sublease payments of $789,000, $814,000 and $1.0 million, for the years ended December 31, 2002, 2001 and 2000, respectively. Currently, we have one sublease that runs concurrently with one of our two operating leases. Minimum future rental commitments and minimum future sublease rental receipts under the operating leases for 2003 are $1.4 million and $417,000, respectively.

Unconditional Purchase Obligations

        As of December 31, 2002, we had contractual commitments with various vendors in the amount of $3.1 million for the purchase of certain goods and services.

Note 3: Financing Instruments

        In June 1999, we entered into two financing arrangements: a Convertible Debenture and Warrant Purchase Agreement, as subsequently amended ("Convertible Debenture Agreement") and a Structured Equity Line Flexible FinancingSM Agreement. Since that time, we have entered into two additional equity line agreements in 2000 and 2001 (collectively, the "equity lines").

        As of December 31, 2002, the total outstanding balance plus accrued interest on our Convertible Debentures totaled $22.3 million. We still have $3.0 million available under our Convertible Debenture Agreement; however, it is unlikely that this amount will be utilized in the near future.

        As of December 31, 2002, we had received aggregate proceeds of $57.2 million pursuant to our equity lines, and we have $30.8 million available under our equity lines, of which $1.8 million is available under our second equity line and $29.0 million is available under our third equity line, subject to the practical limitations described below.

Convertible Debentures

        Under the Convertible Debenture Agreement, 8.5% convertible debentures with a principal amount of $14.0 million due June 29, 2004 were issued at a conversion price of $12.705 per share ("June 2004 Debentures"). The Convertible Debenture Agreement also provided for the issuance of an additional $6.0 million of convertible debentures consisting of two $3.0 million tranches ("additional tranches") for similar terms and conditions, except for the determination of conversion prices upon issuance of additional tranches. The conversion prices for the additional tranches were to be determined based on certain market-based formulas defined in the Convertible Debenture Agreement. In September 1999, we issued convertible debentures for $3.0 million pursuant to the terms of the additional tranches. The first additional tranche due on September 29, 2004 had a conversion price of $11.8663 ("September 2004 Debentures," together with the June 2004 Debentures, the "Convertible Debentures"). The $3.0 million under the second additional tranche was still available as of December 31, 2002, subject to approval by both parties. The convertible debentures had a stated interest rate of 8.5% per annum and an effective interest rate of 13.5% per annum. The effective interest rate includes a non-cash charge of $6.6 million for the amortization of the fair value of warrants, computed on the basis of a Black-Scholes valuation model, issued in connection with the Convertible Debentures.

        In conjunction with the issuance of Convertible Debentures, in June 1999 and September 1999, we issued to the debenture holders warrants to purchase 606,000 shares and 139,000 shares of common stock, respectively, at the respective exercise prices of $13.86 per share and $16.18 per share. Each tranche of warrants had a contractual term of five years from the date of the respective grants. At the dates of the grants, the fair values ascribed to these warrants were $5.0 million and $1.1 million, respectively, based on a Black-Scholes valuation model. The valuation of $5.0 million was determined using the following assumptions for volatility, interest rate, stock price, and dividend rate: 0.9985, 5.8%, $11.19, and 0.0%, respectively. The valuation of $1.1 million was determined using the following assumptions for volatility, interest rate, stock price, and dividend rate: 0.9923, 5.85%, $11.06, and 0.0%, respectively. These values were recorded as debt discount and are being amortized as additional interest expense over the debt term. We recorded amortization of $1.2 million for each of the years ended December 31, 2002, 2001 and 2000. As of December 31, 2002, the aggregate unamortized fair value of the warrants amounted to $1.9 million.

        Also in connection with the issuance of Convertible Debentures, we issued to the placement agent warrants to purchase 50,000 shares of common stock at the exercise price of $13.86 per share. At the date of grant, the fair value ascribed to the warrants was $417,000, based on a Black-Scholes valuation using the following assumptions for volatility, interest rate, stock price, and dividend rate: 0.9985, 5.8%, $11.19, and 0.0%, respectively. This amount was recorded as deferred financing cost and is being amortized as additional interest expense over the debt term. We recorded amortization of $83,000 for the year ended December 31, 2002. As of December 31, 2002, the aggregate unamortized fair value of the warrants amounted to $125,000.

        Under the original terms of the Convertible Debenture and Warrant Purchase Agreement dated June 29, 1999, the 8.5% Convertible Debentures Due June 29, 2004 and the 8.5% Convertible Debentures Due September 29, 2004, if Cygnus were to have been delisted from the Nasdaq National Market, the debenture holders could have declared that a default had occurred and could have required immediate payment of the outstanding principal and interest balances ($22.3 million as of September 30, 2002). To address this contingency, we entered into an agreement with the debenture holders on August 21, 2002 to amend the Convertible Debenture and Warrant Purchase Agreement and the Convertible Debentures to specify that as long as our stock is trading on any market or exchange, including the OTC Bulletin Board, there is no default under these agreements. Thus, our later move to the OTC Bulletin Board is not a default under the Convertible Debentures, as amended. The debenture holders also agreed to reduce the interest rate on the Convertible Debentures from 8.5% to 3.5% per annum, payable quarterly, effective October 1, 2002, on the new principal of $22.3 million. Furthermore, pursuant to the August 21, 2002 amendment, we are required to pay $2.0 million in principal to the debenture holders on June 30, 2003 and an additional $2.0 million in principal on December 31, 2003, minus the amounts received if the holders have converted any shares of stock.

        The Convertible Debentures, as amended, also allow for limited conversions into stock at a price premium (101% or 107%, depending on the market price) to the market price of Cygnus' common stock, with certain minimum conversion prices established. For the period of October 1, 2002 to December 31, 2002, the minimum conversion price was $3.50 per share. For the period of January 1,

2003 to March 31, 2003, the minimum conversion price is $2.00 per share. Conversions cannot exceed 8% of the trading volume for a given month, and are limited to $500,000 per month, unless Cygnus' common stock trades at or above $3.50 for that month. On March 24, 2003, the last reported sale price for our common stock was $0.37 per share. Based on this last reported sale price of our common stock, the current minimum conversion price of $2.00 per share is applicable, which means that a maximum of 250,000 shares per month may be converted under the Convertible Debentures at this conversion price, subject to the limitation of 8% of the trading volume for the month.

        On December 7, 2002, we further amended the Convertible Debentures to establish a minimum conversion price of $1.054 per share of common stock for the period beginning April 1, 2003 for the remaining term of the Convertible Debentures, resulting in a maximum of 474,383 shares per month that may be converted under the Convertible Debentures, again subject to the limitation of 8% of the trading volume for the month. Furthermore, the Convertible Debentures, as amended, may not be converted to the extent such conversion would result in their holders in the aggregate being deemed to beneficially own more than 9.9% of our total issued and outstanding common stock. Separately, we entered into a Security Agreement to grant a security interest to all of our assets, with the exception of our U.S. patents and patent applications, to the debenture holders as contemplated by the prior amendments to the Convertible Debentures.

Equity Lines

        The original equity line had a maximum aggregate issue price of $30.0 million over a two-year commitment period and allowed us, at our sole discretion, to sell common stock over this period. We were also required to issue warrants to purchase a minimum of 120,000 shares at the exercise price equal to 120% of the weighted-average per share sale price of all shares sold under the original equity line. The per share purchase price of shares issued under the original equity line was determined by certain market-based pricing formulas.

        In May 2000, the original equity line was amended to increase the maximum aggregate issue price to $60.0 million, to provide for the issuance of warrants to purchase up to 600,000 shares of common stock, to replace the calculation used to determine the per share price with a formula more favorable to Cygnus, and to extend the commitment period to June 30, 2003. Under the original equity line, we received aggregate proceeds of $26.1 million. In March 2001, we terminated our original equity line, as amended, and entered into a second equity line for a maximum aggregate issue price of $33.0 million with the same investors. The terms and conditions of this second equity line were substantially the same as the original equity line, as amended, and the commitment period ends June 30, 2003. As of December 31, 2002, we had received aggregate proceeds of $31.2 million under the second equity line. On October 1, 2001, we entered into our third equity line with the same investors for a maximum aggregate issue price of $29.0 million. The terms and conditions of this third equity line are substantially the same as the prior equity lines, and the commitment period ends December 31, 2004. As of December 31, 2002, we had not utilized the third equity line.

        In 1999 under our equity lines, we received gross proceeds of $9.5 million from the sale of 1.0 million shares of common stock. In 2000, we received gross proceeds of $14.2 million from the sale of 1.5 million shares of common stock. In 2001, we received gross proceeds of $33.0 million from the sale of 5.1 million shares of common stock. During the year ended December 31, 2002, we received gross proceeds of $528,000 from the sale of 170,000 shares of our common stock under the second equity line.

        In connection with the original equity line, as amended, for the investors' activities in 1999, we issued to the investors five-year warrants to purchase up to 95,000 shares of common stock at an exercise price of $11.51 per share. Pursuant to the agreements with the investors and the placement agent, for the investors' activities in 2000, we issued to the investors five-year warrants to purchase up to 142,000 shares of common stock at exercise prices ranging from $6.00 to $20.40 and to the placement agent a five-year warrant to purchase up to 11,000 shares of common stock at an exercise price of $9.85. In January 2002, for the investors' activities in 2001, under the original equity line and the second equity line, we issued to the investors five-year warrants to purchase up to 24,000 and 471,000 shares of common stock at an exercise price of $6.99 and $9.76, respectively, and to the placement agent a five-year warrant to purchase up to 50,000 shares of common stock at an exercise price of $7.74 per share. In January 2003, for the investors' activities in 2002, under the second equity line, we issued to the investors a five-year warrant to purchase up to 17,044 shares of common stock at an exercise price of $4.65 per share. Warrants will only be issued in the future if the equity lines are utilized.

        On September 17, 2002, we amended our existing equity line agreements so that these equity lines would be available as long as we are listed on either the Nasdaq National Market or the SmallCap Market. The amended equity lines also added an alternative 15-day investment period to the existing 30-day, 60-day and 90-day investment periods and limited the investors' required purchase amount with certain trading volume limitations. However, since we are not currently listed on either the Nasdaq National Market or the SmallCap Market, our investors under the equity line agreements may elect to suspend or terminate these agreements, in which case we will not be able to utilize the $30.8 million available under these equity line agreements. Even if these investors elect not to suspend or terminate these equity line agreements, we believe, as a practical matter, we will not be able to draw on these equity line agreements for the foreseeable future. So long as we are not listed on a national exchange or quoted on the Nasdaq National Market or the SmallCap Market, we believe that it will not be practical for us to draw on our equity lines in light of (i) the penny stock rules that require the underwriter to undertake relatively burdensome disclosure obligations in connection with issuances of penny stock securities such as ours, (ii) our need to individually comply with each state's blue sky laws governing unlisted securities issuances, and (iii) the relatively high level of dilution that issuances would have at current market prices for our stock.

Note 4: Stockholders' Net Capital Deficiency

Preferred Share Purchase Rights Plan

        Pursuant to our Stockholder Rights Plan, the Board of Directors declared a dividend distribution of one Preferred Share Purchase Right ("Right") for each outstanding share of common stock, issuable on or after October 18, 1993, to stockholders of record on that date. These Rights will remain outstanding until September 21, 2003.

        Additionally, under the terms of our Sales, Marketing and Distribution Agreement with Sankyo, during such time as payments to Sankyo are being deferred, we are prohibited from paying cash dividends.

Common Stock

        In fiscal years 2002 and 2001, we issued 338,000 and 246,000 shares of our common stock, respectively, to our employees in lieu of paying a cash bonus. The value of the common stock issued was $1.4 million and $1.9 million in fiscal years 2002 and 2001, respectively.

Warrants

        We account for all warrants issued in connection with services rendered on the basis of the fair value of the warrants. We estimate the fair value of such instruments using the Black-Scholes valuation model, and the fair value thus computed is then recognized over the period for which the underlying services are rendered. The warrants were issued in connection with various financing activities, specifically our equity lines and Convertible Debentures. Warrants issued in connection with the equity lines have been reflected as additional costs of financing and additional paid-in-capital. Warrants issued in connection with the Convertible Debentures have been reflected as additional costs and amortized to interest expense over the remaining life of the Convertible Debentures. The following table summarizes the warrants outstanding as of December 31, 2002.

Date of Warrants	Outstanding Number of Shares Covered by Warrants	Exercise Price	Expiration Date	Fair Value of Warrants at Issuance
*06/29/99	606,059	$13.86	06/29/04	$5,048,488
*06/29/99	50,000	$13.86	06/29/04	$416,507
*09/29/99	139,050	$16.18	09/29/04	$1,106,838
01/05/00	95,000	$11.51	01/05/05	$1,335,700
05/09/01	10,000	$20.40	05/09/06	$36,000
05/09/01	5,636	$16.05	05/09/06	$22,149
05/09/01	6,082	$14.60	05/09/06	$24,693
05/09/01	49,051	$14.11	05/09/06	$201,600
05/09/01	13,907	$13.50	05/09/06	$57,992
05/09/01	20,000	$11.04	05/09/06	$88,600
05/09/01	1,803	$9.88	05/09/06	$8,258
05/09/01	11,178	$9.85	05/09/06	$51,195
05/09/01	7,286	$9.71	05/09/06	$33,516
05/09/01	11,751	$9.46	05/09/06	$54,407
05/09/01	7,445	$6.43	05/09/06	$37,970
05/09/01	4,065	$6.01	05/09/06	$21,016
05/09/01	4,515	$6.00	05/09/06	$23,343
01/08/02	24,168	$6.99	01/08/07	$81,446
01/08/02	470,617	$9.76	01/08/07	$1,430,676
01/08/02	49,914	$7.74	01/08/07	$163,219

*
Issued in connection with our Convertible Debentures. The remaining warrants shown on the table were issued in connection with our equity line activities.

        In January 2003, in connection with 2002 activities under the second equity line, we issued five-year warrants to purchase 17,044 shares of common stock at the exercise price of $4.65 per share.

Employee Stock Purchase Plan

        Effective January 8, 2003, the Board of Directors suspended the Amended 1991 Employee Stock Purchase Plan, as last amended and restated February 12, 2002, due to the fact that our stock was delisted from trading on the Nasdaq National Market. As of December 31, 2002, a total of 868,955 shares of common stock were reserved for issuance to eligible employees under the Stock Purchase Plan. During 2002, 2001 and 2000, 199,651 shares, 140,342 shares and 251,699 shares, respectively, were purchased under the Stock Purchase Plan, with grant date fair values for shares issued of $287,768, $350,357, and $693,318, respectively. The following table shows the weighted averages of the underlying assumptions used in determining these values:

	Years ended December 31
	2002	2001	2000
Risk-free interest rate	1.13%	4.2%	4.83%
Volatility	1.2546	0.83	0.7953
Dividend yield	0	0	0
Expected life (years)	0.50	0.50	0.50

Stock Incentive Plan

        The 1999 Stock Incentive Plan ("Stock Plan") authorizes the Board of Directors to grant stock options, restricted stock, stock units, stock appreciation rights and other awards to be made to employees and consultants. Since its inception and through December 31, 2002, a total of up to 11.4 million shares of common stock have been authorized under the Stock Plan. As of December 31, 2002, 7.0 million shares of common stock are authorized under the Stock Plan, of which 3.0 million were available for grant. The Stock Plan will terminate in 2004, unless sooner terminated by the Board of Directors or extended by the Board of Directors and approved by the stockholders. Under the Stock Plan, stock options must be granted at no less than the fair market value on the date of grant. Options generally vest over a four-year period and are exercisable for a term of ten years after issuance, unless otherwise determined by the Board of Directors or a committee thereof.

        Effective January 27, 2003, the Board of Directors amended the Stock Plan in order to comply with the California General Corporations Law. Our common stock was delisted from trading on the Nasdaq National Market System effective with the opening of business on January 8, 2003 and commenced trading on the OTC Bulletin Board that same day. We are now required to comply with certain provisions of the California General Corporations Law from which we were previously exempt prior to the delisting.

        We have elected to follow Accounting Principles Board Opinion 25 (APB 25), "Accounting for Stock Issued to Employees" and related interpretations in accounting for our employee stock options because the alternative fair-value accounting provided for under Financial Accounting Standard No. 123 (FAS 123), "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized for these grants.

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

        Option activity summary for the year ended December 31:

	2002		2001		2000
	Number of Shares Underlying Options (In thousands)	Weighted Average Exercise Price	Number of Shares Underlying Options (In thousands)	Weighted Average Exercise Price	Number of Shares Underlying Options (In thousands)	Weighted Average Exercise Price
Total outstanding at beginning of year	4,072	$9.68	3,296	$10.79	3,179	$10.31
Granted	1,241	$1.79	1,217	$5.55	846	$13.34
Exercised	(278)	$0.37	(143)	$3.50	(316)	$8.44
Forfeited	(993)	$6.21	(297)	$7.95	(413)	$13.30
Expired	(27)	$14.38	(1)	$14.13	—	—

Outstanding at end of year	4,015	$8.71	4,072	$9.68	3,296	$10.79

Exerciseable at end of year	2,764	$10.24	2,389	$11.15	1,847	$10.51
Weighted-average fair value of options granted during year		$2.93		$5.47		$7.81

        A summary of our stock option position as of December 31, 2002 is as follows:

	Options Outstanding			Exercisable
Range of Exercise Prices	Number of Shares Underlying Options Outstanding (In thousands)	Weighted- Average Remaining Contractual Life (In years)	Weighted- Average Exercise Price	Number of Shares Underlying Options Exercisable (In thousands)	Weighted- Average Exercise Price
$0.00-$3.25	883	6.92	$2.88	307	$3.25
$4.50-$5.00	750	8.24	$4.98	326	$5.00
$5.06-$8.31	835	5.75	$6.69	760	$6.63
$8.40-$14.50	788	4.73	$12.68	731	$12.87
$15.12-$22.50	759	5.75	$17.29	640	$17.56

Totals	4,015	6.27	$8.71	2,764	$10.24

Common Stock Reserved for Future Issuance

        At December 31, 2002, the total number of shares of common stock reserved for issuance is as follows:

(In thousands)
Stock Incentive Plan	7,022
Employee Stock Purchase Plan	869
Convertible Debentures (assuming conversion price of $1.054)	21,139
Outstanding warrants	1,588
Warrants to be issued pursuant to equity lines	17

Total common stock reserved	30,635

Note 5: Income Taxes

        The provisions for income taxes consist of the following (in thousands):

	Years Ended December 31,
	2002	2001	2000
	(In thousands)
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	23	527	100

Total current	23	527	100

Deferred:
Federal	—	—	—
State	—	—	—

Total deferred	—	—	—

Total	$23	$527	$100

        A reconciliation of income taxes computed at the statutory federal income tax rate with the provision for income taxes included in the statements of operations is as follows:

	Years Ended December 31,
	2002	2001	2000
	(In thousands)
U.S. federal taxes (benefit)
At statutory rate	$(14,188)	$(13,328)	$(10,882)
Foreign	23	527	100
Net operating losses for which no benefit was recorded	14,188	13,328	10,882

Total	$23	$527	$100

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	December 31,
	2002	2001
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$84,200	$81,300
Research and development credit carryforwards	9,230	8,800
Arbitration obligations	6,000	9,300
Capitalized research and development	5,150	4,900
Deferred revenue	15,810	2,000
Other	1,080	430

Total deferred tax assets	121,470	106,730
Valuation allowance for deferred tax assets	(121,470)	(106,730)

Net deferred tax assets	$—	$—

        Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance in an amount equal to the net deferred tax assets as of December 31, 2002 and 2001 has been established to reflect these uncertainties. The deferred tax asset valuation allowance increased by $14.7 million, $11.0 million and $16.9 million in 2002, 2001 and 2000, respectively. Approximately $714,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions that, when recognized, will be allocated directly to contributed capital.

        At December 31, 2002, we had federal net operating loss and research and development tax credit carryforwards of $236.0 million and $6.2 million, respectively. These carryforwards expire at various dates beginning in 2003 and ending in 2022. For state income tax purposes, at December 31, 2002 we had net operating loss carryforwards of $66.0 million that expire at various dates beginning in 2004 and ending in 2012, and state research and development tax credits of approximately $4.5 million, which do not expire.

        Because of the change-in-ownership provisions of the Internal Revenue Code of 1986, as amended, a substantial portion of our net operating loss and tax credit carryforwards may be subject to annual limitations. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

Note 6: Arbitration Award Obligation

        On December 11, 1997, the International Court of Arbitration issued a Final Award, which was not appealable, in an arbitration matter between Sanofi, S.A., now Sanofi~Synthelabo, and Cygnus related to transdermal hormone replacement therapy systems. This Final Award against Cygnus of $37.0 million was entered as a judgment of the United States District Court for the Northern District of California. An initial payment of $14.0 million was made within 14 days of the Final Award and in 1997 we accrued an aggregate remaining liability of $23.0 million for the following obligations: (i) payments of an aggregate amount equal to $17.0 million as royalty payments for the period 2001 through 2005, payable 60 days after the end of each fiscal year ($2.0 million of which was paid in February 2002 for the year 2001, $3.0 million is to be paid for the year 2002, $4.0 million is to be paid for the year 2003, $4.0 million is to be paid for the year 2004 and $4.0 million is to be paid for the year 2005), and (ii) a convertible promissory note bearing interest at 6.5% per annum in the principal amount of $6.0 million, issued in December 1997, which was paid in full in cash with accrued annual interest of $390,000 in January 2002. The underlying agreement, which was the subject matter of the arbitration, was terminated on December 15, 1999. As of December 31, 2002, the aggregate amount payable under this obligation was $15.0 million, of which $3.0 million is included in our current obligations.

Note 7: Sale of Drug Delivery Business

        On December 15, 1999, we completed the sale of substantially all of our drug delivery business segment assets to Ortho-McNeil Pharmaceutical, Inc. ("Ortho-McNeil"), a Johnson & Johnson company. Under the terms of our agreement, Ortho-McNeil was subject to paying up to an additional $55.0 million in cash, contingent on the achievement of certain milestones. These potential milestone payments are dependent upon the achievement by Ortho-McNeil of certain technical and regulatory accomplishments and timely submissions of regulatory documents related to the Ortho Evra® (Johnson & Johnson, New Brunswick, New Jersey) transdermal contraceptive patch. The achievement of these milestones are not within our control. Of this $55.0 million, $20.6 million potential payments were not received because certain accomplishments were not met, resulting in $34.4 million left in potential milestone payments. Of this amount, $30 million was dependent on achieving certain accomplishments in 2002 and we have initiated the process to obtain an official statement from Ortho-McNeil regarding the status of their activities related to these milestone payments. Depending upon whether the activities were performed as specified in our contract, we may be no longer eligible to receive any of this $30 million. The remaining $4.4 million in potential milestone payments may be payable to us in 2003-2006.

Note 8: Employee Benefit Plan

        We have an employee savings plan ("Plan") covering substantially all employees that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The Plan provides for eligible employee contributions up to $12,000 per year (up to $14,000 for those employees ages 50 and older) and for the Company to match a portion of the contributions. For the years ended

December 31, 2002, 2001 and 2000, we incurred contribution expenses of $70,000, $80,000, and $80,000, respectively.

Note 9: Manufacturing and other Contractual Arrangements

        In 1997, we entered into a Product Supply Agreement with Contract Manufacturing, Inc. (CMI), now Corium International ("Corium"), to manufacture our AutoSensors. In December of 1996, we had hired the owner of CMI as a non-officer, part-time employee of Cygnus, Inc. However, this individual's employment with us terminated in March 2000 and, subsequently, we entered into a consulting agreement in 2001 under which he received 10,000 shares of Cygnus common stock upon a performance milestone and these shares were subject to variable accounting. This consulting agreement has now expired. Two former Cygnus executive officers have joined Corium. During 2002, 2001 and 2000, we paid Corium $4.6 million, $4.9 million and $1.5 million, respectively, for manufacturing services provided to us. We also buy certain of our capital manufacturing equipment for the AutoSensor from a company previously under the control of the owner of Corium. During 2001 and 2000, we paid this latter company $600,000 and $1.8 million, respectively.

        In 1995, we entered into an Exclusive License Agreement with The Regents of the University of California relating to reverse iontophoresis patent rights. We were obligated to start paying royalties after the first commercial sale of our GlucoWatch Biographer, which occurred in 2001 in the United Kingdom. These amounts have been immaterial to date.

Note 10: Subsequent Event

        On March 19, 2003, we received a binding commitment from Sankyo that they will purchase product in accordance with a forecast for the period April 1, 2003–March 31, 2004. This commitment is noncancellable unless mutually agreed to by both parties.

Note 11: Selected Quarterly Financial Data (in thousands, except per share data) (unaudited)

	Three Months Ended
	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001
Total revenues	$1,714	$1,558	$316	$266	$267	$418	$71	$5,033
Costs of product revenues(1)	2,777	1,276	1,788	555	88	183	—	—
Total other costs and expenses	9,937	9,702	9,280	7,508	9,003	11,122	12,859	9,902

Loss from operations	(11,000)	(9,420)	(10,752)	(7,797)	(8,824)	(10,887)	(12,788)	(4,869)
Interest income and (expense) and other, net	(411)	(782)	(768)	(775)	(794)	(675)	(258)	422
Loss before income taxes	(11,411)	(10,202)	(11,520)	(8,572)	(9,618)	(11,562)	(13,046)	(4,447)
Provision for income taxes	1	4	6	12	27	—	—	500

Net loss	$(11,412)	$(10,206)	$(11,526)	$(8,584)	$(9,645)	$(11,562)	$(13,046)	$(4,947)

Net loss per share, basic and diluted	$(0.30)	$(0.27)	$(0.30)	$(0.24)	$(0.30)	$(0.37)	$(0.46)	$(0.18)

Shares used in computation of net loss per share, basic and diluted	38,479	38,362	38,189	35,292	32,612	30,840	28,646	27,715

(1)
Costs of product revenues for the quarter ended September 30, 2002 were reduced by $103,000, reflecting a correction of a misclassification of certain marketing and research and development expenses as costs of product revenues in the first two quarters of fiscal year 2002.

EXHIBIT INDEX

10.006	Fourth Amendment to Ten-year Industrial Net Lease Agreement (Building No. 8) dated October 18, 2002 between the Registrant and Metropolitan Life Insurance Company, a New York corporation (predecessor in interest to Seaport Centre Venture Phase I).
*10.214	First Amendment to the Sales, Marketing and Distribution Agreement between the Registrant and Sankyo Pharma Inc. dated January 23, 2003. [Confidential Treatment Requested]
*10.215	Supply Agreement between the Registrant and Sankyo Pharma Inc. dated January 23, 2003. [Confidential Treatment Requested]
10.216	Memorandum of Understanding (TheraCom) to the Sales, Marketing and Distribution Agreement between the Registrant and Sankyo Pharma Inc. dated January 23, 2003.
10.501	Registrant's 1999 Stock Incentive Plan (as Amended and Restated January 27, 2003).
23.1	Consent of Ernst & Young LLP, Independent Auditors.
99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
A confidential treatment request has been applied for or granted with respect to a portion of this document.

QuickLinks

CYGNUS, INC. ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002 Table of Contents
PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Stock and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
RISK FACTORS
Risks Related to Our Business
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
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Controls and Procedures.
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
POWER OF ATTORNEY
CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO SECURITIES EXCHANGE ACT RULES 13a-14 AND 15d-14, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO SECURITIES EXCHANGE ACT RULES 13a-14 AND 15d-14, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
Cygnus, Inc. CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2002, 2001 and 2000
Contents
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
Cygnus, Inc. CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)
Cygnus, Inc. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
Cygnus, Inc. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' NET CAPITAL DEFICIENCY (In thousands)
Cygnus, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
Cygnus, Inc. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2002
EXHIBIT INDEX