Form 10-Q/A
period 2002-09-30
CYGNUS INC /DE/
filed 2003-04-21
CIK 870755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 3

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

EXPLANATORY NOTE

This Amendment No. 3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 is being filed solely to amend Exhibit 10.303.  The exhibit, originally filed on November 13, 2002 and as amended February 20, 2003, omitted certain information with respect to which the Registrant was seeking confidential treatment.  The Registrant amended its confidential treatment request on April 18, 2003 and the amended exhibit reflects such amended confidential treatment request.  No revisions have been made to the Registrant’s financial statements or any other disclosure contained in such Quarterly Report.

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

*10.211        Sales, Marketing and Distribution Agreement between the Registrant and Sankyo Pharma Inc. dated July 8, 2002, incorporated by reference to the Registrant's Form 10-Q/A filed on March 25, 2003.

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

* Confidential treatment requested as to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission on April 18, 2003.

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

CYGNUS, INC.

Date: April 21, 2003	By:	/s/ John C Hodgman
John C Hodgman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: April 21, 2003	By:	/s/ Craig W. Carlson
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

Date:  April 21, 2003

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

Date:  April 21, 2003

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

* Confidential treatment requested as to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission on April 18, 2003.