Form 10-Q
period 2003-03-31
CYGNUS INC /DE/
filed 2003-05-14
CIK 870755

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2003

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
(Address of principal executive offices)

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

As of May 12, 2003, there were 38,478,671 shares of the Registrant’s common stock outstanding.

CYGNUS, INC.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1:	Financial Statements

Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002 (unaudited)

Condensed Consolidated Balance Sheets at March 31, 2003 (unaudited) and December 31, 2002

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002 (unaudited)

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

EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Cygnus, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months ended March 31,
	2003	2002
Revenues:
Net product revenues	$297	$156
Contract revenues	51	110
Total revenues	348	266
Costs and expenses:
Costs of product revenues	1,793	555
Research and development	1,695	3,663
Sales, marketing, general and administrative	2,156	3,845
Total costs and expenses	5,644	8,063
Loss from operations	(5,296)	(7,797)
Interest and other income (expense), net	42	65
Interest expense	(555)	(840)
Loss before income taxes	(5,809)	(8,572)
Provision for income taxes	1	12
Net loss	$(5,810)	$(8,584)
Net loss per share, basic and diluted	$(0.15)	$(0.24)
Shares used in computation of amounts per share, basic and diluted	38,479	35,292

See accompanying notes.

Cygnus, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

( In thousands, except per share data )

	March 31, 2003	December 31, 2002
	(unaudited)	(Note)
ASSETS:
Current assets:
Cash and cash equivalents	$12,095	$23,415
Short-term investments	3,204	3,202
Accounts receivable	940	569
Inventory	7,399	6,628
Current portion of employee notes receivable	21	57
Other current assets	1,864	1,100
Total current assets	25,523	34,971

Equipment and improvements:
Manufacturing, office and laboratory equipment	14,142	15,626
Leasehold improvements	610	610
	14,752	16,236

Less accumulated depreciation and amortization	(10,313)	(11,189)
Net equipment and improvements	4,439	5,047

Long-term portion of employee notes receivable	105	105
Deferred financing cost	57	108
Other assets	229	246
TOTAL ASSETS	$30,353	$40,477

LIABILITIES AND STOCKHOLDERS’ NET CAPITAL DEFICIENCY:
Current liabilities:
Accounts payable	$1,559	$2,518
Accrued compensation	1,150	2,628
Other accrued liabilities	676	605
Distributor advances	571	1,382
Deferred revenues	25,000	25,000
Deferred revenues net of deferred costs of product shipments	9,271	8,199
Current portion of convertible debentures	4,000	4,000
Current portion of capital lease obligations	79	77
Current portion of arbitration obligation	4,000	3,000
Total current liabilities	46,306	47,409

Long-term portion of arbitration obligation	8,000	12,000
Long-term portion of capital lease obligations	53	74
Long-term portion of convertible debentures, net of discount of $1,594 in 2003 and $1,902 in 2002	16,687	16,379
Amount due to distributor and other long-term liabilities	7,738	7,237

Commitments and contingencies

Stockholders’ net capital deficiency:
Preferred stock, $0.001 par value: 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value: 95,000 shares authorized; issued and outstanding: 38,479 shares at March 31, 2003 and December 31, 2002	38	38
Additional paid-in capital	254,092	254,091
Accumulated deficit	(302,561)	(296,751)
Stockholders’ net capital deficiency	(48,431)	(42,622)
TOTAL LIABILITIES AND STOCKHOLDERS’ NET CAPITAL DEFICIENCY	$30,353	$40,477

Note: The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at the date but does not include all of the information and footnotes required by general accepted accounting principles for complete financial statements.

See accompanying notes.

Cygnus, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months ended March 31,
	2003	2002

Cash flows from operating activities:
Net loss	$(5,810)	$(8,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	660	520
(Gain)/loss on sale of equipment	—	8
Amortization of deferred financing costs	359	359
Stock-based compensation	1	1
Change in operating assets and liabilities:
Accounts receivables	(371)	(8)
Inventory	(771)	(1,831)
Other current assets	(712)	(626)
Other	(2)	—
Accounts payable and other accrued liabilities	(888)	1,205
Distributor advances	(811)	—
Accrued compensation	(1,478)	(178)
Deferred revenues net of deferred costs of product shipments	1,072	(25)
Arbitration obligation	(3,000)	(8,390)
Amount due to distributor and other long-term liabilities	501	(30)
Net cash used in operating activities	(11,250)	(17,579)

Cash flows from investing activities:
Capital expenditures	(52)	(205)
Purchases of investments	(800)	(6,676)
Sales of investments	800	5,000
Maturity of investments	—	1,053
Net cash used in investing activities	(52)	(828)

Cash flows from financing activities:
Issuance of common stock	—	15,240
Principal payments of capital lease obligations	(18)	(17)
Net cash used in financing activities	(18)	15,223

Net decrease in cash and cash equivalents	(11,320)	(3,184)
Cash and cash equivalents at beginning of the period	23,415	17,142
Cash and cash equivalents at the end of the period	$12,095	$13,958

See accompanying notes.

Cygnus, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.  Basis of Presentation

The interim condensed consolidated financial statements of Cygnus, Inc. and its subsidiaries (the “Company,” “Cygnus,” “us,” “we,” “our,” etc.) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted. The interim condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) that the management of Cygnus believes necessary for a fair presentation of the financial position as of the reported dates and the results of operations for the respective periods presented. Interim financial results are not necessarily indicative of results for a full year. Certain prior period amounts on the condensed consolidated financial statements have been reclassified to conform with current period presentations. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2002 included in our 2002 Annual Report on Form 10-K.

2.  Significant Accounting Policies

Accounting for Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 148 (FAS 148), “Accounting for Stock Based Compensation—Transition and Disclosure.” FAS 148 amends FASB Statement No. 123 (FAS 123), “Accounting for Stock Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of FAS 148 are effective for interim periods and fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic-value method of accounting, as prescribed by Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” to account for employee stock options.

For purposes of disclosures pursuant to FAS 123, as amended by FAS 148, the estimated fair value of employee stock options is amortized to expense over the options’ vesting period. The following table illustrates the effect on net loss and net loss per share if we had applied the fair-value recognition provisions of FAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002

Net loss, as reported	$(5,810)	$(8,584)
Stock-based employee compensation expense determined under the fair value method for all awards	(455)	(1,598)

Pro forma net loss	$(6,265)	$(10,182)

Net loss per share, basic and diluted, as reported	$(0.15)	$(0.24)

Pro forma net loss per share, basic and diluted	$(0.16)	$(0.29)

No stock-based employee compensation was recorded under APB 25 for the three months ended March 31, 2003 and 2002.

Pro forma information regarding net loss and earnings per share is required by FAS 123, which also requires that the information be determined as if we had accounted for our employee stock options granted under the fair-value method of FAS 123. For the three months ended March 31, 2003 and 2002, the valuations for stock options granted were $621,000 and $3.0 million, respectively.

The fair value for the options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002
Risk-free interest rate	2.93%	4.20%
Volatility	0.89	0.83
Dividend yield	0	0
Expected life (years)	3.0	5.0

Effective January 8, 2003, the Board of Directors suspended the Amended 1991 Employee Stock Purchase Plan, as last amended and restated February 12, 2002, due to the fact that our stock was delisted from trading on the Nasdaq National Market. Thus, no shares were purchased pursuant to the Employee Stock Purchase Plan during the three months ended March 31, 2003.  During the three months ended March 31, 2002, 97,372 shares were purchased, with a grant date fair value for shares issued of $188,920. These values were determined using the following weighted-average assumptions:

	Three Months-Ended March 31,
	2003	2002
Risk-free interest rate	N/A	1.13%
Volatility	N/A	1.25
Dividend yield	N/A	0
Expected life (years)	N/A	0.50

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

Any stock options and warrants granted to consultants and other non-employees are accounted for at fair value, determined by using the Black-Scholes valuation model in accordance with the Emerging Issues Task Force (EITF) Consensus No. 96-18, “Accounting for Equity Investments that are issued to other than Employees for Acquiring, or in Conjunction with Selling Goods, or Services.” These options are subject to periodic revaluation over their vesting terms. The assumptions used to value stock-based awards to consultants are similar to those used for employees.

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

Revenue Recognition

Product revenues are generated upon the sale of our GlucoWatch Biographer and GlucoWatch G2 Biographers and related accessories in the United Kingdom and the United States. The GlucoWatch Biographer systems consist of two integrated parts: the durable Biographer and the disposable, single-use AutoSensor. After the initial sales of the Biographers, revenues will continue to be recorded upon the sale of additional AutoSensors and accessories to support the installed base of Biographers.

Product sales are recorded when all the following conditions have been met: product has been shipped, transfer of title has taken place, there is persuasive evidence of an agreement, the price is fixed or determinable, and collection is reasonably assured. Revenues in the United States generated from our shipments of product to Sankyo Pharma Inc. (Sankyo) for resale under our Sales, Marketing and Distribution Agreement are deferred until the product is sold by Sankyo to its third-party customers, because the net price of our product sales to Sankyo is subject to certain pricing adjustments, such as rebates, discounts and certain fees offered or paid by Sankyo to its third-party customers. For the three months ended March 31, 2003, $2.8 million of revenue was deferred. The costs of product revenues associated with these shipments are also deferred until the revenue is recognized. For the three months ended March 31, 2003, $1.3 million of such costs were deferred. As of March 31, 2003, total revenues of $15.2 million were deferred, along with associated costs of $5.9 million. The net amount of $9.3 million is included on our balance sheet as of March 31, 2003, under the caption “Deferred revenues net of deferred costs of product shipments.” This balance was $8.2 million as of December 31, 2002. Revenues generated from our shipments of sample and practice Biographers are recognized when all the above conditions are met, typically upon delivery of these products to Sankyo, as the sales of such products are not subject to future pricing adjustments. With regard to product sales that were made directly by us to third parties, from time to time we allowed customers to return product for credit. In such instances, we deferred revenue until the return period expired. We accrue for estimated warranty costs and other allowances when the revenues from product sales are recognized. The warranty expenses recorded to date have not been significant and are within historical estimates.

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

We evaluate the collectability of our trade receivables based on our customers’ abilities to meet their financial obligations and generally do not require collateral. We determine amounts to be past due based on the terms and conditions set forth in the purchase agreements.

Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding. Shares issuable from stock options, warrants and convertible debentures are excluded from the diluted loss per share computation, as their effect is anti-dilutive.

Accounting for Impairment or Disposal of Long-Lived Assets

We review equipment and improvements and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the assets’ carrying amount to the future net cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment is recognized and is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets, evaluated by considering the present value of the future net cash flows. No impairment charges were recorded during the three months ended March 31, 2003 and 2002.

3.  Comprehensive Loss

Unrealized gains or losses on investments for the three months ended March 31, 2003 and 2002 were not material, and total comprehensive loss approximated net loss for each of these periods.

4.  Inventory

Inventory is stated at standard cost adjusted to approximate the lower of actual cost (first-in, first-out method) or market, after appropriate consideration has been given to obsolescence and inventory in excess of anticipated future demand.

Inventory consists of the following (in thousands):

	March 31, 2003	December 31, 2002
Raw materials	$5,914	$5,162
Work-in-process	692	1,098
Finished goods	793	368
Total	$7,399	$6,628

Prior to the approval by the FDA of our products and our commercial processes, material was generally charged to research and development expenses upon receipt and was not carried as inventory in the financial statements. Accordingly, inventory values at March 31, 2003 and December 31, 2002 and the costs of product revenues for the three months ended March 31, 2003 and 2002 do not include previously expensed material. Our costs of product revenues for the three months ended March 31, 2003 and 2002 would have been $50,000 and $63,000 higher, respectively, had we not utilized some of this previously expensed material in our production process.

5.  Contractual Arrangements with Sankyo

On November 28, 2001, we entered into a U.S. Co-Promotion Agreement for our GlucoWatch Biographer and other similar glucose monitoring products with Sankyo Pharma Inc., a wholly owned U.S. subsidiary of Sankyo Co., Ltd., a multibillion dollar Japanese pharmaceutical and medical products company. Pursuant to the Co-Promotion Agreement, Sankyo paid us milestone payments totaling $10.0 million. This agreement required Sankyo to provide a specialty sales force of 50 people to promote our products. Under the Co-Promotion Agreement, we had an obligation to spend a minimum of $8.0 million in promotional funds for each of 2002 and 2003 to advertise and promote our products and thereafter we were to continue to fund promotional activities in amounts we deemed appropriate.

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

For its sales, marketing and distribution activities, Sankyo is entitled to a predetermined percentage of Sankyo’s net sales to third-party customers.  This predetermined percentage was 15% for net sales in the first year after our first-generation Biographer launch.  Beginning April 1, 2003 and continuing for one year, this predetermined percentage increases to 30%.  Thereafter, for the remainder of the initial 12-year term of our agreement, the predetermined percentage will be 40%; however, commencing on January 1, 2007, if Sankyo’s net sales exceed $225.0 million in any given calendar year, then the predetermined percentage increases to 45% for one year following the given calendar year that sales exceeded this specified amount.  Payment of a quarterly sales and marketing commission, which constitutes a portion of this predetermined percentage to which Sankyo is entitled, for the years 2002 through 2004 can be deferred until at least 2005 and, under certain circumstances, to 2008. As of March 31, 2003, total sales and marketing commissions of $968,000 have been accrued, the payment of which has been deferred and are included on our balance sheet under the caption “Amount due to distributor and other long-term liabilities.”

Furthermore, we are no longer obligated to spend promotional funds, as was required in our prior November 28, 2001 Co-Promotion Agreement; however, for the year 2002, we are obligated to reimburse Sankyo for their actual promotional expenses up to $10.0 million, less promotional expenses incurred by us during the year 2002. In 2002 we incurred $3.3 million of promotional expenses and are therefore required to reimburse Sankyo for their actual promotional expenses of $6.7 million; however, we have a contractual right to defer the payment of such reimbursement to Sankyo until 2004. This $6.7 million was included in our results of operations for the year ended December 31, 2002, and the long-term liability to Sankyo is included on our balance sheet as of March 31, 2003, under the caption “Amount due to distributor and other long-term liabilities.” Once deferral of our commissions and promotional funds reaches a certain specified dollar amount, Sankyo will then have a first security interest in certain of our U.S. patents. Our commission deferral and our promotional funds have not reached that specified dollar amount as of March 31, 2003.

The $25.0 million in milestones already received under the Co-Promotion Agreement and the Sales, Marketing and Distribution Agreement is to be recognized as revenue over the initial 12-year term of our contractual relationship (from April 1, 2002 until April 1, 2014), with no recognition of revenue until April 1, 2005, since the milestone payments may need to be repaid before then if the agreement is terminated because (1) we cannot supply product for a specified period of time, or (2) our product is recalled or withdrawn from the market for a specified period of time, or (3) there is a change of control and our successor in interest terminates our agreement with Sankyo. Consequently, if the agreement runs its full initial term of 12 years, the milestone amounts will be recognized as revenue beginning April 1, 2005 and continuing over the remaining 12 years. In 2005, we expect to record the accumulated revenue of $7.8 million and thereafter will record proportional amounts of the deferred revenue of approximately $521,000 per quarter over the remaining 12 years.

6.  Sale of Drug Delivery Business

On December 15, 1999, we completed the sale of substantially all of our drug delivery business segment assets to Ortho-McNeil Pharmaceutical, Inc. (“Ortho-McNeil”), a Johnson & Johnson company. Under the terms of our agreement, Ortho-McNeil was subject to paying up to an additional $55.0 million in cash, contingent on the achievement of certain milestones. These potential milestone payments are dependent upon the achievement by Ortho-McNeil of certain technical and regulatory accomplishments and timely submissions of regulatory documents related to the Ortho Evra® (Johnson & Johnson, New Brunswick, New Jersey) transdermal contraceptive patch. The achievement of these milestones are not within our control. Of this $55.0 million, $22.47 million potential payments were not received because certain accomplishments were not met, resulting in $32.53 million left in potential milestone payments. Of this amount, $30 million was dependent on achieving certain accomplishments in 2002 and we have initiated the process to obtain an official statement with supporting documentation from Ortho-McNeil regarding the status of their activities related to these milestone payments. Depending upon whether the activities were performed as specified in our contract, we may no longer be eligible to receive any of this $30 million. The remaining $2.53 million in potential milestone payments may be payable to us through 2005.

7.  Warranty Obligations

We offer a one-year warranty on our Biographer from the date of sale to the end-user customer.  We accrue for estimated warranty costs and other allowances when the revenues from product sales are recognized.  The warranty costs recorded to date have not been significant and are within historical estimates.  We periodically assess the adequacy of our recorded warranty liability and adjust the amount as necessary.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We launched the GlucoWatch G2 Biographer in the United States on September 16, 2002 under our Sales, Marketing and Distribution Agreement with Sankyo Pharma Inc., a wholly owned U.S. subsidiary of Sankyo Co., Ltd., a Japanese pharmaceutical and medical products company. Sankyo has contracted with TheraCom, Inc., a subsidiary of AdvancePCS, to provide product dispensing and patient reimbursement services for our products.

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

Current methods for measuring glucose, in which skin is lanced and a blood sample is obtained for measurement, are painful and inconvenient to the user. Because of this, the vast majority of people with diabetes do not perform the frequent glucose testing that is necessary to provide adequate information to manage diabetes, despite substantial clinical evidence of the benefits of more intensive diabetes management. We believe there is an unmet medical need for a device that can provide and track frequent glucose readings automatically and non-invasively. The GlucoWatch Biographers enable people with diabetes and their physicians to identify trends and track patterns in fluctuating glucose levels that would be difficult to detect with current testing techniques alone. Although the GlucoWatch Biographers are not intended to replace existing painful and inconvenient testing methods and, in the United Sates, are classified as adjunctive devices, we believe our GlucoWatch Biographers will lead to better-informed decisions regarding the way individuals manage their diabetes. Users must first calibrate the GlucoWatch Biographers with a blood glucose measurement and must make major decisions, such as insulin dosing, based on blood glucose measurements, but they are able to identify trends and track patterns by monitoring glucose levels on a more frequent and automatic basis than would generally be the case if they could only use existing finger stick or other blood glucose measurement devices.

On January 6, 2003, we received the determination of the Nasdaq Listing Qualifications Panel to delist our common stock from the Nasdaq National Market and transfer our common stock to the OTC Bulletin Board, effective at the open of business on January 8, 2003. Our stock is currently trading under the symbol “CYGN” on the OTC Bulletin Board.

Recent Developments

Effective May 1, 2003, we entered into a new lease with the property owners for our facility located in Redwood City, California.  The lease, which runs through April 30, 2009, is for our building with approximately 38,000 square feet that is used by us for laboratory space, final assembly of the G2 Biographer and administrative offices.

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

Revenue Recognition

Product revenues are generated upon the sale of our GlucoWatch Biographer and GlucoWatch G2 Biographers and related accessories in the United Kingdom and the United States. The GlucoWatch Biographer systems consist of two integrated parts: the durable Biographer and the disposable, single-use AutoSensor. After the initial sales of the Biographers, revenues will continue to be recorded upon the sale of additional AutoSensors and accessories to support the installed base of Biographers.

Product sales are recorded when all the following conditions have been met: product has been shipped, transfer of title has taken place, there is persuasive evidence of an agreement, the price is fixed or determinable, and collection is reasonably assured. Revenues in the United States generated from our shipments of product to Sankyo Pharma Inc. (Sankyo) for resale under our Sales, Marketing and Distribution Agreement are deferred until the product is sold by Sankyo to its third-party customers, because the net price of our product sales to Sankyo is subject to certain pricing adjustments, such as rebates, discounts and certain fees offered or paid by Sankyo to its third-party customers. For the three months ended March 31, 2003, $2.8 million of revenue was deferred. The costs of product revenues associated with these shipments are also deferred until the revenue is recognized. For the three months ended March 31, 2003, $1.3 million of such costs were deferred. As of March 31, 2003, total revenues of $15.2 million were deferred, along with associated costs of $5.9 million. The net amount of $9.3 million is included on our balance sheet as of March 31, 2003, under the caption “Deferred revenues net of deferred costs of product shipments.” This balance was $8.2 million as of December 31, 2002. Revenues generated from our shipments of sample and practice Biographers are recognized when all the above conditions are met, typically upon delivery of these products to Sankyo, as the sales of such products are not subject to future pricing adjustments. With regard to product sales that were made directly by us to third parties, from time to time we allowed customers to return product for credit. In such instances, we deferred revenue until the return period expired. We accrue for estimated warranty costs and other allowances when the revenues from product sales are recognized. The warranty expenses recorded to date have not been significant and are within historical estimates.

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

Prior to the approval by the FDA of our product and our commercial processes, material was generally charged to research and development expenses upon receipt and was not carried as inventory in the financial statements. Accordingly, at and for the three months ended March 31, 2003, inventory values and the costs of product revenues do not include previously expensed material.

Impairment of Long-Lived Assets

We consider annually whether indicators of impairment of long-lived assets are present.  If such indicators are present, we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value.  If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values.  Fair value is determined by discounted future cash flows, appraisals or other methods.  If the assets determined to be impaired are held and used, we recognize an impairment loss through a charge to our operating results to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value, which we depreciate over the remaining estimated useful life of the asset.  We may incur impairment losses in future periods if factors influencing our estimates change.

Results of Operations

Our results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the demand for our products, product revenues and our costs of product revenues, as well as the level of our expenses during any given period. Historical results should not be viewed as indicative of future operating results. We are also subject to risks common to companies in our industry and at our stage of development, including risks inherent in our commercialization efforts; reliance upon Sankyo, our U.S. sales, marketing and distribution partner; enforcement of our patents and proprietary rights; need for future capital, particularly in light of our current stock listing on the OTC Bulletin Board; potential competition; and uncertainty of future regulatory approvals. We have experienced operating losses since our inception, and we expect to continue to incur operating losses at least until we have significant product sales, if we ever do. We had a net loss of $5.8 million for the three months ended March 31, 2003. At March 31, 2003, our accumulated deficit and our stockholders’ net capital deficiency were $302.6 million and $48.4 million, respectively.

Comparison for the Three Months Ended March 31, 2003 and 2002

Net product revenues for the three months ended March 31, 2003 were $ 297,000, compared to $156,000 for the three months ended March 31, 2002. The majority of the net product revenues recognized for the three months ended March 31, 2003 resulted from sales by Sankyo to its third-party customers of our GlucoWatch Biographers in the United States, and these revenues had been deferred in previous periods. Product revenues for the three months ended March 31, 2002 resulted from our initial sales of the GlucoWatch Biographer in the United Kingdom.

Throughout 2003, while we are in our initial phase of commercialization, we anticipate that increases in deferred revenue will exceed recognized revenue because our shipments to Sankyo are expected to exceed Sankyo shipments to their third-party customers.  During the fourth quarter of 2002 and the first quarter of 2003, our shipments to Sankyo were primarily for establishing stocking levels for Sankyo’s commercialization efforts.  Currently, Sankyo has informed us that they are experiencing a time delay in completing the end-user customer purchase processes, primarily due to the time it takes for third-party insurance payors to determine if they will provide patient reimbursement on a case-by-case basis.  In accordance with SEC Staff Accounting Bulletin No. 101 (SAB 101) and our revenue recognition policy, we recognize revenue once Sankyo has sold these products to their customers.  Consequently, recognized revenue is likely to be less than deferred revenue for 2003.  However, we will continue to receive cash from Sankyo for purchase order commitments.

Unit shipments of the GlucoWatch Biographers for the three months ended March 31, 2003 were approximately 2,650 Biographers, substantially all of which were second-generation products shipped to Sankyo for resale to Sankyo’s customers.  During the three months ended March 31, 2003, we shipped approximately 238,000 AutoSensors, substantially all of which were shipped to Sankyo. The total invoice amount of our Biographer, AutoSensor and accessory shipments for the three months ended March 31, 2003 was $2.9 million. In accordance with SAB 101, however, for the three months ended March 31, 2003, we have deferred product revenues related to product shipments of approximately $2.8 million. The amount of deferred product revenues is subject to further adjustments for commissions owed to Sankyo and other pricing adjustments.

For its sales, marketing and distribution activities, Sankyo is entitled to a predetermined percentage of Sankyo’s net sales to third-party customers.  This predetermined percentage was 15% for net sales in the first year after our first-generation Biographer launch.  Beginning April 1, 2003 and continuing for one year, this predetermined percentage increases to 30%.  Thereafter, for the remainder of the initial 12-year term of our agreement, the predetermined percentage will be 40%; however, commencing on January 1, 2007, if Sankyo’s net sales exceed $225.0 million in any given calendar year, then the predetermined percentage increases to 45% for one year following the given calendar year that sales exceeded this specified amount.  Payment of a quarterly sales and marketing commission, which constitutes a portion of this predetermined percentage to which Sankyo is entitled, for the years 2002 through 2004 can be deferred until at least 2005 and, under certain circumstances, to 2008. As of March 31, 2003, total sales and marketing commissions of $968,000 have been accrued, the payment of which has been deferred and are included on our balance sheet under the caption “Amount due to distributor and other long-term liabilities.”

Contract revenues for the three months ended March 31, 2003 were $51,000, compared to $110,000 for the three months ended March 31, 2002. Contract revenues for the three months ended March 31, 2003 and 2002 were related to our National Institutes of Health (NIH) Small Business Innovative Research (SBIR) Phase I & II grant. Revenues related to our NIH grant are recognized as research activities are performed.   The decrease is due to the research activities for the current phase of the grant being less than in the prior year.

Costs of product revenues for the three months ended March 31, 2003 were $1.8 million, compared to $555,000 for the three months ended March 31, 2002. Costs of product revenues for the three months ended March 31, 2003 consisted of material, underabsorbed indirect overhead and other production costs associated with the manufacturing of our products.  The increase in the current three months is primarily attributable to an increase in underabsorbed indirect overhead costs due to excess manufacturing capacity put in place to accommodate our anticipated future requirements.

Overall, we expect our product margin to vary from period to period due to the mix of products sold, e.g., Biographers, AutoSensors and accessories, and demand fluctuations in the utilization of our manufacturing facilities.

For the three months ended March 31, 2003, we deferred costs of product revenues of approximately $1.3 million related to deferred product revenues, and these costs appear as a component of “Deferred revenues net of deferred costs of product shipments” in the liability section of our balance sheet. Costs of product revenues did not include certain material and other product costs previously written-off as research and development expenses. If we were to include material and other product costs previously written-off as research and development expenses that were later used in the manufacture of our product, our costs of product revenues at current production levels would have been $50,000 greater than the reported amounts for the three months ended March 31, 2003, and $63,000 greater than the reported amounts for the three months ended March 31, 2002. Manufacturing costs included in the cost of each unit are greater at low unit volumes, such as have occurred during initial commercialization in the United States. The “Deferred revenues net of deferred costs of product shipments” reflected on our balance sheet on

March 31, 2003 will be reduced in future periods as the commissions payable to Sankyo become determinable and revenue is recognized.

Research and development expenses for the three months ended March 31, 2003 were $1.7 million, compared to $3.7 million for the three months March 31, 2002. Research and development expenses have decreased as our focus on our commercialization efforts has increased, allowing us to spend less on material costs related to manufacturing scale-up and process development.

Sales, marketing, general and administrative expenses for the three months ended March 31, 2003 were $2.2 million, compared to $3.8 million for the three months ended March 31, 2003. This decrease was primarily due to  the assumption by Sankyo of product promotion, education, and training programs for health care professionals and patients, as required under our agreement.

Interest and other income (expense), net for the three months ended March 31, 2003 was $42,000, compared to $65,000 for the three months ended March 31, 2002.  This decrease was primarily due to the lower yields on a lower average balance invested.

Interest expense for the three months ended March 31, 2003 was $555,000, compared to $840,000 for the three months ended March 31, 2002. Included in interest expense for the three months ended March 31, 2003 and 2002 was the interest accrued on our convertible debentures and the amortization of the value of the warrants issued in connection with our financing agreements.  The decrease is primarily attributable to the reduction of the interest rates on our convertible debentures from 8.5% to 3.5%, effective October 1, 2002, based on our August 21, 2002 amendment to the Convertible Debenture and Warrant Purchase Agreement.

Provision for income taxes relates to U.K. taxes on income in the three months ended March 31, 2003 and 2002.

Liquidity and Capital Resources

As of March 31, 2003, our cash, cash equivalents and investments totaled $15.3 million.

Net cash used in operating activities for the three months ended March 31, 2003 was $11.3 million, compared to net cash used of $17.6 million for the three months ended March 31, 2002. Cash used in operating activities during the three months ended March 31, 2003 was primarily due to the net loss from operations of $5.8 million and our Sanofi arbitration payments totaling $3.0 million. Cash used in operating activities during the three months ended March 31, 2002 was primarily due to the net loss from operations of $8.6 million and our Sanofi arbitration payments totaling $8.4 million.

Net cash used in investing activities of $52,000 for the three months ended March 31, 2003 resulted from capital expenditures. Net cash used by investing activities of $828,000 for the three months ended March 31, 2002 resulted from the net purchase of investments of $623,000 and capital expenditures of $205,000.

Net cash used in financing activities totaled $18,000 for the three months ended March 31, 2003.  Net cash provided by financing activities totaled $15.2 million for the three months ended March 31, 2002 and included net proceeds of $14.7 million from our 2002 public stock offering

The level of cash used in operating activities during previous periods is not necessarily indicative of the level of future cash usage. Our long-term capital expenditure requirements will depend upon numerous factors, including, but not limited to, (i) costs associated with high capacity manufacturing to meet market demand, (ii) the time required to obtain regulatory approvals, (iii) additional expenditures to support the manufacture of new products, if and when approved, (iv) the progress of our research and development programs and (v) possible expansion into new markets and acquisitions of products and technologies.

As of March 31, 2003, our contractual obligations for the next five years and thereafter are as follows:

(In thousands)

	Total	Less than 1 year	1-3 years	4-5 years
Contractual Obligations

Convertible debentures(1)	$22,281	$4,000	$18,281	$—
Interest expenses on convertible debentures	1,045	712	333	—
Capital lease obligations	153	94	59	—
Operating leases(2)	1,011	1,011	—	—
Arbitration obligations	12,000	4,000	8,000	—
Amounts due distributor(3)	7,738	—	6,770	968
Unconditional purchase obligations	2,432	2,432	—	—

Total contractual cash obligations	$46,660	$12,249	$33,443	$968

(1)               Our convertible debentures may be converted into common stock prior to their maturity date, at the option of the parties under certain circumstances, therefor these debentures may not require use of capital resources.

(2)               Future minimum lease payments under our operating leases, exclusive of sublease income.

(3)               Under our Sales, Marketing, and Distribution Agreement with Sankyo, we are required to reimburse Sankyo for $6.8 million in promotional expenses incurred on our behalf, but we have a contracutal right to defer the payment of such reimbursement to Sankyo until 2004. In addition, $968,000 of sales commissions to Sankyo may be deferred to at least 2005 and, under certain circumstances, to 2008.

As of March 31, 2003, based upon current expectations for operating losses and projected short-term capital expenditures, we believe that existing cash, cash equivalents, and investments of $15.3 million, coupled with  product revenues from the sale of our GlucoWatch G2 Biographers and AutoSensors and cash to be received from purchase orders and commitments received from Sankyo, will be sufficient to meet our existing operating expenses, arbitration obligations, debt servicing and repayments and capital expenditure requirements at least for the next 12 months. However, there can be no assurance that we will not require further financing and, if we do, that such financing will be available.

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

We had a net loss of $5.8 million for the three months ended March 31, 2003. At March 31, 2003, our accumulated deficit and stockholders’ net capital deficiency were $302.6 million and $48.4 million, respectively. We have experienced operating losses since our inception, and we expect to continue to incur operating losses at least until we have significant product sales, if we ever do. Our historical revenues have been derived primarily from product development and licensing fees related to our products under development and manufacturing and royalty revenues from our drug delivery business, which was sold in December 1999. We may fail in our efforts to introduce our current and future products or to obtain additional required regulatory clearances. Our products may never gain market acceptance, and we may never generate significant revenues or achieve profitability.

We believe, as a practical matter, we will not be able to draw on our equity line agreements for the foreseeable future.  Additionally, our equity lines may be suspended or terminated and we may not be able to replace them. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue to commercialize our product, develop new products or respond to competitive pressures, and any of these situations could negatively impact our business.

In order to widely commercialize our GlucoWatch G2 Biographer, as well as continue to develop our product line, we may require substantial additional resources. We may seek additional funding through public or private financings, including debt or equity financings. Furthermore, since our stock is not listed on either the Nasdaq National Market or Nasdaq SmallCap Market, our investors under the equity line agreements may elect to suspend or terminate these agreements, in which case we will not be able to utilize the $30.8 million available under these equity line agreements. Even if these investors elect not to suspend or terminate these equity line agreements, we believe, as a practical matter, we will not be able to draw on these equity line agreements for the foreseeable future.  So long as we are not listed on a national exchange or quoted on the Nasdaq National Market or the SmallCap Market, we believe that it will not be practical for us to draw on our equity lines in light of (i) the penny stock rules that require the underwriter to undertake relatively burdensome disclosure obligations in connection with issuances of penny stock securities such as ours, (ii) our need to individually comply with each state’s blue sky laws governing unlisted securities issuances, and (iii) the relatively high level of dilution that issuances would have at current market prices for our stock. As a result, we may need to seek other financing arrangements. Any additional equity financings are likely to dilute the holdings of current stockholders. Debt financing, if available, may have restrictive covenants. We may not be able to obtain adequate funds when we need them from financial markets or other sources. In particular, our ability to raise funds through the capital markets may be materially adversely affected as a result of any general reduction in commercial activity occasioned by terrorist activity or armed conflict. Even if funds are available, they may not be available on acceptable terms. If we cannot obtain sufficient additional funds, we may have to delay, scale back or eliminate some or all of our commercialization and development activities, license or sell products or technologies that we would otherwise seek to develop ourselves or declare bankruptcy. The amounts and timing of future expenditures will depend on the sales and production volumes of our GlucoWatch G2 Biographers and our AutoSensors; our contractual obligations; the rates at which operating losses are incurred; expenses related to ongoing research and development and clinical trials for future products; the FDA regulatory process; and other factors, many of which are beyond our control.

We are highly leveraged and may be unable to service our debt or satisfy our other obligations. If we cannot pay amounts due under our obligations, we may need to refinance all or a portion of our existing debt, sell equity securities, sell all or a portion of our assets, or cease operations.

As of March 31, 2003, we had total liabilities of $78.8 million (net of unamortized debt discount of $1.6 million), of which $46.3 million were current liabilities. This $46.3 million includes $25.0 million in deferred revenues and $9.3 million in deferred revenues net of deferred costs of product shipments, which may be recognized as revenue upon the completion of certain criteria. Our ability to meet our debt service obligations and other liabilities depends upon our future performance, which will depend upon financial, business and other factors, many of which are beyond our control. We may fail to generate sufficient cash flows in the future to cover our fixed charges or to permit us to satisfy any redemption obligations pursuant to our indebtedness. Historically, we have experienced significant negative cash flows from operations. If we cannot generate sufficient cash flows in the future to cover our fixed charges or to permit us to satisfy any redemption obligations pursuant to our indebtedness and we are unable to borrow sufficient funds under our credit facilities or from other sources, we may need to refinance all or a portion of our existing debt, sell equity securities or sell all or a portion of our assets. We may not successfully complete any of these courses of action. The degree to which we are leveraged could exacerbate limitations on our ability to obtain financing for working capital, commercialization of products or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In the event of insolvency, bankruptcy, liquidation, reorganization, dissolution or winding-up of our business or upon default or acceleration related to our debt obligations, our assets would first be available to pay the amounts due under our debt obligations. Holders of our common stock would only receive any assets remaining after satisfaction in full of all indebtedness and preferred stock liquidation preferences, if any.

We are dependent on Sankyo to sell, market and distribute our products in the United States. If Sankyo is not successful in the sales, marketing and distribution of our products in the United States, our business will be materially adversely affected.

On July 8, 2002, we entered into a Sales, Marketing and Distribution Agreement with Sankyo. This new agreement completely supersedes and replaces our November 28, 2001 Co-Promotion Agreement with Sankyo. Under the new agreement, Sankyo is responsible for sales, marketing, managed care and government contracting, and distribution of our GlucoWatch Biographers and other similar glucose monitoring products in the United States for an initial period of 12 years. As a result of this new agreement, Sankyo took greater control over commercial decisions related to the GlucoWatch Biographers, including but not limited to, the timing of new product launches and types of promotional programs. If Sankyo is not successful in performing these functions, our business will be materially adversely affected. We decided to enter into this new agreement, rather than develop and/or expand such capabilities in-house, given the existing capabilities of Sankyo. During the term of the agreement, Sankyo cannot sell, market or distribute any other glucose monitoring product in the United States. If either party fails to meet its contractual obligations under the agreement, we may be unable to successfully commercialize our products or we may experience delays in commercialization due to the necessity of seeking an alternative third party or parties to perform the functions previously handled by Sankyo or we may need to develop these capabilities ourselves at considerable expense. If Sankyo does not make timely payments under its purchase orders and commitments, our cash flows could be materially adversely affected. Furthermore, Sankyo has contracted with TheraCom, Inc. to provide product dispensing and patient reimbursement services in the United States, and so we are also dependent on TheraCom, Inc. In the event of certain dire financial situations, our Sales, Marketing and Distribution Agreement with Sankyo provides that Sankyo will have a first priority security interest in certain of our U.S. patents and the right to purchase our U.S. regulatory submissions.

For its sales, marketing and distribution activities, Sankyo is entitled to a predetermined percentage of Sankyo’s net sales to third-party customers. This predetermined percentage was 15% for net sales in the first year after our first-generation Biographer launch.  Beginning April 1, 2003 and continuing for one year, this predetermined percentage increases to 30%.  Thereafter, for the remainder of the initial 12-year term of our agreement, the predetermined percentage will be 40%; however, commencing on January 1, 2007, if Sankyo’s net sales exceed $225.0 million in any given calendar year, then the predetermined percentage increases to 45% for one year following the given calendar year that sales exceeded this specified amount.  Payment of a quarterly sales and marketing commission, which constitutes a portion of this predetermined percentage to which Sankyo is entitled, for the years 2002 through 2004 can be deferred until at least 2005 and, under certain circumstances, to 2008. As of March 31, 2003, total sales and marketing commissions of $968,000 have been accrued, the payment of which has been deferred.

Under our new agreement with Sankyo, Sankyo assumes responsibility for promotional funds beginning in 2003; however, for the year 2002, we were obligated to reimburse Sankyo for actual promotion costs of $6.7 million, but we have a contractual right to defer the payment of such reimbursement to Sankyo until 2004. Once the deferral of our commissions and promotional funds reaches a certain specified dollar amount, Sankyo will then have a first security interest in certain of our U.S. patents. Our commission deferral and our promotional funds have not reached that specified dollar amount.

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

The G2 Biographer and AutoSensor are manufactured from components purchased from outside suppliers, most of whom are our single source for such components. Some of these companies are small enterprises that may encounter financial difficulties because of their size. We have been notified by one of our sole source component suppliers that they are encountering financial difficulties. We have begun working with this supplier to find ways to continue to receive components from them for example by pre-paying for our component orders. In addition, we have begun the process of identifying and qualifying an alternative supplier for this component. Although we currently have on-hand inventories of this component that we believe will last into 2004, there can be no assurance that our inventories will be sufficient to last until we are able to identify and qualify an alternative supplier for this component. If we are unable, for whatever reason, to obtain these components from our suppliers or if the components obtained from these suppliers do not pass quality standards, we will be required to obtain the components from alternative suppliers. Additionally, in the event a current supplier is unable to meet our component requirements, we might not be able to rapidly find another supplier of the particular component or an alternative supply of the particular component at the same price or lead time. An interruption in the supply of the G2 Biographer or AutoSensor components or excessive pricing of these components could prevent us from manufacturing our products or adversely affect our margins and may significantly impact our ability to achieve a successful U.S. market penetration. An interruption in the manufacturing of our products could lead to our failure to meet our supply obligations under the Sales, Marketing and Distribution Agreement with Sankyo and, upon an extended failure to supply by us, Sankyo has the option to manufacture, or have manufactured for them, the products or to terminate the agreement.

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

The design, development, manufacture and use of our medical products involve an inherent risk of product recalls and product liability claims and associated adverse publicity. Producers of medical products may face substantial liability for damages in the event of product failure or allegations that the product caused harm. Product liability insurance is expensive and, although we presently have such insurance, it is difficult to maintain as well as to expand coverage under it. We may become subject to product liability claims, our current insurance may not cover potential claims and adequate insurance may not be available on acceptable terms in the future. We also could be held liable for damages in excess of the limits of our insurance coverage. Regardless of insurance coverage, any claim or product recall could result in non-compliance with FDA regulations, force us to stop selling our products and create significant adverse publicity that could harm our credibility and decrease market acceptance of our products.

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

To be successful, we will need to continue to develop glucose monitoring products that address the needs of people with diabetes. In addition, we may be evaluating new products outside of the glucose monitoring field that can utilize our diagnostic technologies. Any such products would require significant development and investment, including preclinical and clinical testing, prior to commercialization. From time to time, we have experienced delays or setbacks in the development of certain of our products. For example, in the past, we experienced development delays in the miniaturization of the first-generation GlucoWatch Biographer. There can be no assurance that we will be able to successfully address problems that may arise during development and commercialization processes. In addition, there can be no assurance that GlucoWatch G2 Biographer enhancements or future products can or will be successfully developed, prove to be safe and effective in clinical trials, meet applicable regulatory standards, be manufactured in commercial quantities at a reasonable cost, be marketed successfully or achieve market acceptance. If any of our development programs are not successfully completed, required regulatory approvals or clearances are not obtained or products for which approvals or clearances are obtained are not commercially successful, our business, financial condition and results of operations may be materially adversely affected

We may not continue to receive regulatory approval of our products from the FDA or foreign agencies. If we do not receive regulatory approval from an agency, we will not be able to sell our products or generate revenue in that agency’s jurisdiction.

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

Third parties may assert infringement or other intellectual property claims against us based on their patents or other intellectual property claims. We may have to pay substantial damages, possibly including treble damages, for past infringement if it is ultimately determined that our products infringe a third party’s patents. Furthermore, we may be prohibited from selling our products before we obtain a license that, if available at all, may require us to pay substantial royalties. Even if infringement claims against us are without merit, defending a lawsuit takes significant time, may be expensive and may divert management’s attention from other business concerns and also divert efforts of our technical personnel.

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

We have entered into agreements with various third parties, including The Regents of the University of California, for licenses of certain intellectual property related to the Biographers and the AutoSensors. Pursuant to these agreements, we have been granted rights to certain technologies and manufacturing elements related to our products. These agreements impose on us specific obligations, including, in the case of the University of California, license, royalty payments and commercialization milestones. If we fail to meet our obligations under any of these agreements, the license or other rights may be terminated or, in the case of an exclusive arrangement, be made non-exclusive. If any such license or other right is terminated, we may lose our ability to incorporate the applicable technology into our products or to use such technology in the manufacture of our products, possibly impairing our ability to produce or market the GlucoWatch G2 Biographer or other products. If any such license or other right is made non-exclusive, we may be unable to prevent others from developing, manufacturing and marketing devices based on the same or similar technologies. Additionally, in the event of certain dire financial situations, our Sales, Marketing and Distribution Agreement with Sankyo provides that Sankyo will have a first security interest to certain of our U.S. patents and the right to purchase our U.S. regulatory submissions.

We do business on a limited basis in the United Kingdom and may not enter other international markets; thus, the success of our business depends on our success in the U.S. Market.

We currently market and sell the GlucoWatch G2 Biographer on a limited basis in the United Kingdom, which has a National Health Service (NHS); our products are not currently reimbursed by the NHS. We have established a contract with a third-party authorized representative in the United Kingdom, although the logistics, technical support and sales functions are handled by us. If we are unable to support these necessary functions, we may not be able to sell our products or generate revenue in the United Kingdom.

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

Risks Related to Our Common Stock

Our common stock is subject to the requirements for penny stocks, which could adversely affect our stockholders’ ability to sell and the market price of their shares.

Our stock fits the definition of a penny stock. The Securities Exchange Act of 1934, as amended, defines a penny stock as any equity security that is not traded on a national securities exchange or authorized for quotation on the Nasdaq National Market and that has a market price of less than $5.00 per share, with certain exceptions. Penny stocks are subject to Rule 15(g) under the Securities and Exchange Act of 1934, as amended, which imposes additional sales practice disclosure and market making requirements on broker/dealers who sell or make a market in such securities. The rules require that, prior to a transaction in a penny stock not otherwise exempt from the rules, the broker-dealer must:

•                  deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market;

•                  provide the customer with current bid and offer quotations for the penny stock;

•                  disclose the compensation of the broker-dealer and its salesperson in connection with the transaction;

•                  provide the customer monthly account statements showing the market value of each penny stock held in the customer’s account; and

•                  make a special written determination that the penny stock is a suitable investment for the customer and receive the customer’s written agreement to the transaction.

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

The market price for shares of our common stock has been highly volatile. Factors such as new product introductions by us or our competitors, levels of sales to end-user customers, regulatory approvals or delays or recalls, commencement or termination of strategic relationships, developments relating to our patents or proprietary rights or those of our competitors, the results of clinical trials for our products or products of our competitors, and securities analysts’ recommendations, as well as period-to-period fluctuations in financial results, may have a significant impact on the market price of the common stock.

Over the past year, there have been dramatic changes in economic conditions and the general business climate has been negatively impacted. Indices of the U.S. securities stock markets have fallen precipitously and consumer confidence has waned. Accordingly, many economists theorize that the United States is in a recession. In the current general economic climate, many companies have experienced and are continuing to experience a negative impact—unrelated to operating performance—on the market prices of their stock. Fluctuations or decreases in the trading price of our common stock may discourage investors from purchasing our common stock. In addition, in the past, following periods of volatility in the market price for a company’s securities, securities class action litigation often has been instituted. Such litigation could result in substantial costs to us and divert management’s attention and resources from commercializing our GlucoWatch G2 Biographer.

Additional issuances of our common stock under our equity line agreements could greatly dilute the ownership interest of our existing stockholders and lower our stock price.

Since we are not currently listed on either the Nasdaq National Market or the SmallCap Market, our investors under the equity line agreements may elect to suspend or terminate these agreements, in which case we would not be able to utilize the $30.8 million available under these equity line agreements. Even if these investors elect not to suspend or terminate these agreements, we believe, as a practical matter, we will not be able to draw on these equity line agreements for the foreseeable future. So long as we are not listed on a national exchange or quoted on the Nasdaq National Market or the SmallCap Market, we believe that it will not be practical for us to draw on our equity lines in light of (i) the penny stock rules that require the underwriter to undertake relatively burdensome disclosure obligations in connection with issuances of penny stock securities such as ours, (ii) our need to individually comply with each state’s blue sky laws governing unlisted securities issuances, and (iii) the relatively high level of dilution that issuances would have at current market prices for our stock. However, in the event that we transfer back to the Nasdaq Stock Market, provided these equity line agreements have not been terminated or suspended prior to such transfer, the $30.8 million under these equity line agreements would become available to us again. In such instance, subject to certain requirements, we may then choose to sell up to $4.0 million of common stock per 30-day period (or $2.0 million of common stock per 15-day period) and our investors may then exercise their option to purchase, subject to our approval, up to an additional $3.0 million of common stock per 30-day period. The total number of shares that may be issued under the equity line agreements depends on the market price of our common stock at the time that the shares are sold, on whether we choose to sell shares and on the number of shares we choose to sell. The following table illustrates hypothetically the effect that variations in the market price in our common stock and resulting variations in sales prices would have on the number of shares issued in a 30-day period, assuming that we would choose to sell all possible shares under the equity line agreements.

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

In addition to issuances of common stock under our equity line agreements, if we or our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and warrants, the market price of our common stock may fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Additional issuances of our common stock pursuant to the conversion of the Convertible Debentures could greatly dilute the ownership interest of our existing stockholders and lower our stock price.

We have approximately 56.5 million shares of authorized and unissued shares of common stock. As of March 31, 2003, we had $22.3 million outstanding under both the 8.5% Convertible Debentures due June 29, 2004, as amended, and the 8.5% Convertible Debentures due September 29, 2004, as amended. Under these Convertible Debentures, each month the holders of the Convertible Debentures may collectively convert up to $500,000 of said Convertible Debentures into common stock, subject to certain pricing and volume restrictions. In the event that the conversion price is more than $3.50 per share, the holders of the Convertible Debentures may convert more than the $500,000 monthly limit, subject to certain volume restrictions. The total number of shares that may be issued under the Convertible Debentures depends on the market price of our common stock at the time that the shares are sold.

From January 1, 2003 to March 31, 2003, the conversion price was the greater of (x) $2.00 per share; and (y) 101% of the volume-weighted average price for the common stock as quoted on the applicable market during the trading day of such conversion, calculated using Bloomberg’s volume-average pricing function or a similar pricing method, referred to as the VWAP. Thereafter, the conversion price will be equal to 107% of any VWAP that is less than or equal to $2.00 per share, and 101% of any VWAP greater than $2.00 per share, subject to the minimum conversion price of $1.054 per share. In no instance will the conversion price be less than $1.054 per share.

The following table illustrates hypothetically the effect that variations in the market price in our common stock and resulting variations in conversion prices would have on the number of shares issued in a one-month period:

Market Price Per Share	Conversion Price Per Share		Number of Shares Issued Based on a $500,000 Maximum (one month)

$5.00	$5.05		99,009
$3.50	$3.54		141,242
$2.50	$2.525		198,019
$1.50	$1.605		311,625
$0.985	$1.054	*	474,383
$0.50	$1.054	*	474,383
$0.25	$1.054	*	474,383

* From April 1, 2003 for the remaining term of the Convertible Debentures, the conversion price will be at least $1.054 per share, regardless of the market price.

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

We do not pay cash dividends and do not anticipate paying any dividends in the future, so any short-term return on stockholders’ investment will depend on the market price of our shares, which is volatile.

We have never paid any cash dividends on our capital stock. We anticipate that we will retain our earnings, if any, to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any short-term return on stockholders’ investment will depend only on the market price of our shares and stockholders’ ability to liquidate their investment. Additionally, under the terms of our Sales, Marketing and Distribution Agreement with Sankyo, during such time as payments to Sankyo are being deferred, we are prohibited from paying cash dividends.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The Company has no material changes to the disclosure made on this matter in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.    Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of Cygnus’ “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended, Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this Quarterly Report on Form 10-Q, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information related to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)           Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date and up to the filing of this Quarterly Report on Form 10-Q.

It should be noted that any system of controls, however well-designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

a)             Exhibits

The following exhibits are filed herewith or incorporated by reference:

3.01	Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.01 of Registrant’s Form 10-Q for the three months ended June 30, 2002.
3.02	Restated Articles of Incorporation of the Registrant, as amended to date, incorporated by reference to Exhibit 3.02 of Registrant’s Form 10-Q for the three months ended June 30, 2002.
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

4.03

Registration Rights Agreement dated June 30, 1999 between the Registrant and Cripple Creek Securities, LLC, incorporated by reference to Exhibit 4.11 of the Registrant’s Form 10-Q for the three months ended June 30, 1999.

4.04

Registration Rights Agreement dated June 29, 1999 between the Registrant and the listed Investors on Schedule I thereto, incorporated by reference to Exhibit 4.12 of the Registrant’s Form 10-Q for the three months ended June 30, 1999.

4.05

Registration Rights Agreement dated October 1, 2001 between Cygnus, Inc. and Cripple Creek Securities, LLC, incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 (File No. 333-71524) filed on October 12, 2001.

10.217	Binding purchase commitment letter dated March 19, 2003, by Sankyo Pharma Inc.
10.218	Deferral of advertising and promotional amount letter dated March 19, 2003, by Sankyo Pharma Inc.
99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certificaton of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)            Current Reports on Form 8-K

The following Current Reports on Form 8-K were filed during the three months ended March 31, 2003:

On January 7, 2003, we filed a Current Report on Form 8-K, reporting under Item 5 that the Company’s common stock would be moved to the OTC Bulletin Board effective at the open of business on January 8, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYGNUS, INC.

Date:	May 14, 2003	By:	/s/ John C Hodgman
John C Hodgman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 14, 2003	By:	/s/ Craig W. Carlson
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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Craig W. Carlson
Craig W. Carlson
Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.217	Binding purchase commitment letter dated March 19, 2003, by Sankyo Pharma Inc.

10.218	Deferral of advertising and promotional amount letter dated March 19, 2003, by Sankyo Pharma Inc.

99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certificaton of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.