Form 10-K/A
period 2002-12-31
CYGNUS INC /DE/
filed 2003-05-22
CIK 870755

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

Explanatory Note

        This Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (the "Annual Report") is being filed pursuant to Rule 12b-15 to add the following paragraph relating to the percentages of net sales payable by the Registrant to Sankyo Pharma Inc. under the Sales, Marketing and Distribution Agreement:

          "For its sales, marketing and distribution activities, Sankyo is entitled to a margin equivalent to a predetermined percentage of Sankyo's net sales to third-party customers. For Sankyo to receive its specified margin, the following calculations are done. First, Sankyo's net sales are determined by subtracting certain allowed deductions such as rebates, discounts and fees, including TheraCom's costs for product dispensing and patient reimbursement services, from Sankyo's gross sales. Next, the amount that Sankyo paid us for the products we shipped to them is subtracted from Sankyo's net sales. The sales and marketing commission we owe to Sankyo is then calculated so that Sankyo receives its specified margin. In periods where the allowed deductions are high relative to Sankyo's sales to its third-party customers, the effect of Sankyo being entitled to receive this specified margin is that we might report no, or negative, net product revenues for that period. This predetermined percentage was 15% for net sales in the first year after our first-generation Biographer launch. Beginning April 1, 2003 and continuing for one year, this predetermined percentage increases to 30%. Thereafter, for the remainder of the initial 12-year term of our agreement, the predetermined percentage will be 40%; however, commencing on January 1, 2007, if Sankyo's net sales exceed $225.0 million in any given calendar year, then the predetermined percentage increases to 45% for one year following the given calendar year that sales exceeded this specified amount. Payment of a quarterly sales and marketing commission, which constitutes a portion of this predetermined percentage to which Sankyo is entitled, for the years 2002 through 2004 can be deferred until at least 2005 and, under certain circumstances, to 2008. As of December 31, 2002, total sales and marketing commissions of $491,000 have been accrued, the payment of which has been deferred and are included on our balance sheet under the caption "Amount due to distributor and other long-term liabilities.""

        The Registrant had previously requested confidential treatment by the SEC with respect to the percentages of net sales described in the foregoing paragraph, and later determined not to pursue such request. The Registrant has decided to add this disclosure to two sections of the 10-K. This additional disclosure has been added to both the section discussing net product revenues under Results of Operations in Item 7 of the Annual Report, "Management's Discussion and Analysis of Financial Condition and Results of Operation," and to footnote 5 entitled Contractual Arrangements with Sankyo, in Item 15(a) "Financial Statements and Report of Ernst & Young LLP, Independent Auditors."

        Except as noted herein, the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 remains as originally filed with the Securities Exchange Commission on March 27, 2003. All information in this Amendment No. 1 is as of December 31, 2003, and does not reflect any subsequent information or events other than the change referred to above.

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

        For its sales, marketing and distribution activities, Sankyo is entitled to a margin equivalent to a predetermined percentage of Sankyo's net sales to third-party customers. For Sankyo to receive its specified margin, the following calculations are done. First, Sankyo's net sales are determined by subtracting certain allowed deductions such as rebates, discounts and fees, including TheraCom's costs for product dispensing and patient reimbursement services, from Sankyo's gross sales. Next, the amount that Sankyo paid us for the products we shipped to them is subtracted from Sankyo's net sales. The sales and marketing commission we owe to Sankyo is then calculated so that Sankyo receives its specified margin. In periods where the allowed deductions are high relative to Sankyo's sales to its third-party customers, the effect of Sankyo being entitled to receive this specified margin is that we might report no, or negative, net product revenues for that period. This predetermined percentage was 15% for net sales in the first year after our first-generation Biographer launch. Beginning April 1, 2003 and continuing for one year, this predetermined percentage increases to 30%. Thereafter, for the remainder of the initial 12-year term of our agreement, the predetermined percentage will be 40%; however, commencing on January 1, 2007, if Sankyo's net sales exceed $225.0 million in any given calendar year, then the predetermined percentage increases to 45% for one year following the given calendar year that sales exceeded this specified amount. Payment of a quarterly sales and marketing commission, which constitutes a portion of this predetermined percentage to which Sankyo is entitled, for the years 2002 through 2004 can be deferred until at least 2005 and, under certain circumstances, to 2008. As of December 31, 2002, total sales and marketing commissions of $491,000 have been accrued, the payment of which has been deferred and are included on our balance sheet under the caption "Amount due to distributor and other long-term liabilities."

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

        The original equity line had a maximum aggregate issue price of $30.0 million over a two-year commitment period and allowed us, at our sole discretion, to sell common stock over this period. We were also required to issue warrants to purchase a minimum of 120,000 shares at the exercise price equal to 120% of the weighted-average per share sale price of all shares sold under the original equity line. The per share purchase price of shares issued under the original equity line was determined by certain market-based pricing formulas. À

        In May 2000, the original equity line was amended to increase the maximum aggregate issue price to $60.0 million, to provide for the issuance of warrants to purchase up to 600,000 shares of common stock, to replace the calculation used to determine the per share price with a formula more favorable to Cygnus, and to extend the commitment period to June 30, 2003. Under the original equity line, we received aggregate proceeds of $26.1 million. In March 2001, we terminated our original equity line, as amended, and entered into a second equity line for a maximum aggregate issue price of $33.0 million with the same investors. The terms and conditions of this second equity line were substantially the same as the original equity line, as amended, and the commitment period ends June 30, 2003. As of December 31, 2002, we had received aggregate proceeds of $31.2 million under the second equity line. On October 1, 2001, we entered into our third equity line with the same investors for a maximum aggregate issue price of $29.0 million. The terms and conditions of this third equity line are substantially the same as the prior equity lines, and the commitment period ends December 31, 2004. As of December 31, 2002, we had not utilized the third equity line.

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

d)
Exhibits

        The following exhibits are filed herewith or incorporated by reference:

3.01	Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.01 of Registrant's Form 10-Q for the quarter ended June 30, 2002.
3.02	Restated Articles of Incorporation of the Registrant, as amended to date, incorporated by reference to Exhibit 3.02 of Registrant's Form 10-Q for the quarter ended June 30, 2002.
4.01	Specimen of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-1 (File No. 33-38363) filed on December 21, 1990 (Form S-1).
4.02	Amended and Restated Rights Agreement dated October 27, 1998 between the Registrant and ChaseMellon Shareholder Services, L.L.C. (the "Rights Agent" successor to Chemical Trust), which includes the Certificate of Determination for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit 99.2 of the Registrant's Form 8-A12B/A (File No. 0-18962) filed on December 14, 1998.

4.03	Registration Rights Agreement dated June 30, 1999 between the Registrant and Cripple Creek Securities, LLC, incorporated by reference to Exhibit 4.11 of the Registrant's Form 10-Q for the quarter ended June 30, 1999.
4.04	Registration Rights Agreement dated June 29, 1999 between the Registrant and the listed Investors on Schedule I thereto, incorporated by reference to Exhibit 4.12 of the Registrant's Form 10-Q for the quarter ended June 30, 1999.
4.05	Registration Rights Agreement dated October 1, 2001 between Cygnus, Inc. and Cripple Creek Securities, LLC, incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-3 (File No. 333-71524) filed on October 12, 2001.
10.001	Ten-year Industrial Net Lease Agreement (Building No. 2) dated September 27, 1988 between the Registrant and Seaport Centre Venture Phase I, incorporated by reference to Exhibit 10.26 of the Registrant's Form S-1.
10.002	Ten-year Industrial Net Lease Agreement (Building No. 8) dated September 27, 1988 between the Registrant and Seaport Centre Venture Phase I, incorporated by reference to Exhibit 10.27 of the Registrant's Form S-1.
10.003	First Amendment to Ten-year Industrial Net Lease Agreement (Building No. 2) dated June 9, 1998 between the Registrant and Metropolitan Life Insurance Company, a New York corporation (predecessor in interest to Seaport Centre Venture Phase I), incorporated by reference to Exhibit 10.30 of the Registrant's Form 10-K for the period ending December 31, 1998.
10.004	Third Amendment to Ten-year Industrial Net Lease Agreement (Building No. 8) dated June 9, 1998 between the Registrant and Metropolitan Life Insurance Company, a New York corporation (predecessor in interest to Seaport Centre Venture Phase I), incorporated by reference to Exhibit 10.29 of the Registrant's Form 10-K for the period ending December 31, 1998.
10.005	Sublease dated March 30, 2001 between the Registrant and Maxygen, Inc., incorporated by reference to Exhibit 10.010 of the Registrant's Form 10-Q for the period ending March 31, 2001.
10.006	Fourth Amendment to Ten-year Industrial Net Lease Agreement (Building No. 8) dated October 18, 2002 between the Registrant and Metropolitan Life Insurance Company, a New York corporation (predecessor in interest to Seaport Centre Venture Phase I).
10.007	through 10.099 reserved.
10.101	Structured Equity Line Flexible FinancingSM Agreement, dated June 30, 1999 between the Registrant and Cripple Creek Securities, LLC, incorporated by reference to Exhibit 1 of the Registrant's Form 8-K filed on July 2, 1999.
10.102	Convertible Debenture and Warrant Purchase Agreement dated June 29, 1999 between the Registrant and the listed Investors on Schedule I thereto, incorporated by reference to Exhibit 10.41 of the Registrant's Form 10-Q for the quarter ended June 30, 1999.
10.103	Form of 8.5% Convertible Debenture Due June 29, 2004, incorporated by reference to Exhibit 10.42 of the Registrant's Form 10-Q for the quarter ended June 30, 1999.
10.104	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 10.43 of the Registrant's Form 10-Q for the quarter ended June 30, 1999.
10.105	Amendment No. 1 to Structured Equity Line Flexible Financing Agreement dated September 29, 1999 between the Registrant and Cripple Creek Securities, LLC, incorporated by reference to Exhibit 1.1 of the Registrant's Form 8-K filed on October 7, 1999.

10.106	Form of Note Purchase Agreement dated as of February 3, 1998 between the Registrant and certain institutional Investors, incorporated by reference to Exhibit 10.38 of the Registrant's Form 8-K dated February 4, 1998.
10.107	Form of Common Stock Purchase Agreement dated February 2, 1998 between the Registrant and certain institutional Investors, incorporated by reference to Exhibit 10.29 of the Registrant's Form 8-K dated February 4, 1998.
10.108	Amendment No. 2 to Structured Equity Line Flexible Financing Agreement between the Registrant and Cripple Creek Securities, LLC, dated March 27, 2000, incorporated by reference to Exhibit 10.109 of the Registrant's Form 10-Q for the quarter ended March 31, 2000.
10.109	Amendment No. 3 to Structured Equity Line Flexible Financing Agreement between the Registrant and Cripple Creek Securities, LLC, dated May 9, 2000, incorporated by reference to Exhibit 10.110 of the Registrant's Form 10-Q for the quarter ended June 30, 2000.
10.110	Amendment No. 4 to Structured Equity Line Flexible Financing Agreement between the Registrant and Cripple Creek Securities, LLC, dated October 27, 2000, incorporated by reference to Exhibit 10.111 of the Registrant's Form 10-K for the period ending December 31, 2000.
10.111	Letter Agreement re Termination of Equity Line of Credit dated March 23, 2001 between the Registrant and Cripple Creek Securities, LLC, incorporated by reference to Exhibit 10.112 of Registrant's Form 10-Q for the quarter ended March 31, 2001.
10.112	Structured Equity Line Flexible Financing Agreement dated March 23, 2001 between the Registrant and Cripple Creek Securities, LLC, incorporated by reference to Exhibit 1.1 of the Registrant's Registration Statement on Form S-3/A (File No. 333-49020) filed on April 9, 2001.
10.113	Structured Equity Line Flexible Financing Agreement dated October 1, 2001 between the Registrant and Cripple Creek Securities, LLC, incorporated by reference to Exhibit 1.1 of the Registrant's Registration Statement on Form S-3 (File No. 333-71524) filed October 12, 2001.
10.114	First Amendment to Convertible Debenture and Warrant Purchase Agreement dated August 21, 2002, incorporated by reference to Exhibit 99.2 of the Registrant's Form 8-K filed August 23, 2002.
10.115	First Amendment to 8.5% Convertible Debentures Due June 29, 2004, incorporated by reference to Exhibit 99.3 of the Registrant's Form 8-K filed August 23, 2002.
10.116	First Amendment to 8.5% Convertible Debentures Due September 29, 2004, incorporated by reference to Exhibit 99.4 of the Registrant's Form 8-K filed August 23, 2002.
10.117	Second Amendment to 8.5% Convertible Debentures Due June 29, 2004, incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K filed September 20, 2002.
10.118	Second Amendment to 8.5% Convertible Debentures Due September 29, 2004, incorporated by reference to Exhibit 99.2 of the Registrant's Form 8-K filed September 20, 2002.
10.119	First Amendment to Structured Equity Line Flexible Financing Agreement dated March 23, 2001 between the Registrant and Cripple Creek Securities, LLC, dated September 17, 2002, incorporated by reference to Exhibit 99.3 of the Registrant's Form 8-K filed September 20, 2002.
10.120	First Amendment to Structured Equity Line Flexible Financing Agreement dated October 1, 2001 between the Registrant and Cripple Creek Securities, LLC dated September 17, 2002, incorporated by reference to Exhibit 99.4 of the Registrant's Form 8-K filed September 20, 2002.

10.121	Third Amendment to 8.5% Convertible Debenture Due June 29, 2004 dated December 7, 2002, incorporated by reference to Exhibit 4.9 of the Registrant's Registration Statement on Form S-3/A (333-100301) filed on December 10, 2002.
10.122	Third Amendment to 8.5% Convertible Debenture Due September 29, 2004 dated December 7, 2002, incorporated by reference to Exhibit 4.10 of the Registrant's Registration Statement on Form S-3/A (333-100301) filed on December 10, 2002.
10.123	Security Agreement between Registrant and certain institutional Investors dated August 21, 2002, incorporated by reference to Exhibit 99.1 of the Registrant's Registration Statement on Form S-3/A (333-100301) filed on December 10, 2002.
10.124	through 10.199 reserved.
*10.201	Product Supply and Distribution Agreement between the Registrant and Yamanouchi Pharmaceutical Co., Ltd. dated July 14, 1996, incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q for the quarter ended June 30, 1996. [Confidential Treatment Requested]
*10.202	Product Supply Agreement between the Registrant and Contract Manufacturing, Inc. dated July 15, 1997, incorporated by reference as Exhibit 10.202 of the Registrant's Form 10-K for the period ending December 31, 1999. [Confidential Treatment Requested]
*10.203	Supply Agreement between the Registrant and Key Tronic Corporation dated December 1, 1999, incorporated by reference to Exhibit 10.205 of the Registrant's Form 10-K for the period ending December 31, 1999. [Confidential Treatment Requested]
*10.204	Supply Agreement between the Registrant and Hydrogel Design Systems, Inc. dated December 31, 1999, incorporated by reference to Exhibit 10.206 of the Registrant's Form 10-K for the period ending December 31, 1999. [Confidential Treatment Requested]
*10.205	Supply Agreement between the Registrant and Sanmina Medical Products Division, a division of Sanmina Corporation, dated March 1, 2000, incorporated by reference to Exhibit 10.207 of the Registrant's Form 10-Q for the quarter ended June 30, 2000. [Confidential Treatment Requested]
*10.206	Supply Agreement between the Registrant and E.I. du Pont de Nemours & Co. dated June 23, 2000, incorporated by reference to Exhibit 10.208 of the Registrant's Form 10-Q for the quarter ended June 30, 2000. [Confidential Treatment Requested]
*10.207	Warehouse Distribution Contract between the Registrant and Livingston Healthcare Services, Inc. dated August 25, 2000, incorporated by reference to Exhibit 10.209 of the Registrant's Form 8-K filed on October 17, 2000. [Confidential Treatment Requested]
*10.208	U.S. Market Research Agreement between the Registrant and Lifescan, Inc. dated February 22, 2001, incorporated by reference to Exhibit 10.210 of the Registrant's Form 10-K for the period ending December 31, 2000. [Confidential Treatment Requested]
*10.209	Termination Agreement between the Registrant and Yamanouchi Pharmaceutical Co., Ltd. dated February 26, 2001, incorporated by reference to Exhibit 10.211 of the Registrant's Form 10-K for the period ending December 31, 2000. [Confidential Treatment Requested]
*10.210	Co-Promotion Agreement between the Registrant and Sankyo Pharma Inc. dated November 28, 2001, incorporated by reference to Exhibit 2.10 of the Registrant's Form 10-K for the period ending December 31, 2001. [Confidential Treatment Requested]
*10.211	Sales, Marketing and Distribution Agreement between the Registrant and Sankyo Pharma Inc. dated July 8, 2002, incorporated by reference to Exhibit 10.211 of the Registrant's Form 10-Q/A for the period ending September 30, 2002. [Confidential Treatment Requested]

*10.212	Mutual Termination of Warehouse Distribution Contract between the Registrant and UPS Supply Chain Management, Inc. (formerly Livingston Healthcare Services Inc.) dated September 10, 2002, incorporated by reference to Exhibit 10.212 of the Registrant's Form 10-Q/A for the period ending September 30, 2002. [Confidential Treatment Requested]
*10.213	First Amendment to the Mutual Termination of Warehouse Distribution Contract between the Registrant and UPS Supply Chain Management, Inc. (formerly Livingston Healthcare Services Inc.) dated September 26, 2002, incorporated by reference to Exhibit 10.213 of the Registrant's Form 10-Q/A for the period ending September 30, 2002. [Confidential Treatment Requested]
*10.214	First Amendment to the Sales, Marketing and Distribution Agreement between the Registrant and Sankyo Pharma Inc. dated January 23, 2003. [Confidential Treatment Requested]
*10.215	Supply Agreement between the Registrant and Sankyo Pharma Inc. dated January 23, 2003. [Confidential Treatment Requested]
10.216	Memorandum of Understanding (TheraCom) to the Sales, Marketing and Distribution Agreement between the Registrant and Sankyo Pharma Inc. dated January 23, 2003.
10.217	through 10.299 reserved.
*10.301	Exclusive License Agreement between the Registrant and The Regents of the University of California dated January 31, 1995, incorporated by reference to Exhibit 10.301 of the Registrant's Form 10-K for the period ending December 31, 1999. [Confidential Treatment Requested]
*10.302	License Agreement Amendment between the Registrant and The Regents of the University of California dated April 23, 1998, incorporated by reference to Exhibit 10.302 of the Registrant's Form 10-K for the period ending December 31, 1999. [Confidential Treatment Requested]
*10.303	Second Amendment to the Exclusive License Agreement dated January 31, 1995 for Device for Iontophoretic Non-Invasive Sampling or Delivery of Substances between the Registrant and The Regents of the University of California dated September 19, 2002, incorporated by reference to Exhibit 10.303 of the Registrant's Form 10-Q/A for the period ending September 30, 2002. [Confidential Treatment Requested]
10.304	through 10.399 reserved.
*10.401	Asset Purchase Agreement dated November 17, 1999 between the Registrant and Ortho-McNeil Pharmaceutical, Inc., incorporated by reference to Exhibit 10.49 of the Registrant's Form 8-K filed December 30, 1999. [Confidential Treatment Requested]
10.402	through 10.499 reserved.
10.501	Registrant's 1999 Stock Incentive Plan (as Amended and Restated January 27, 2003).
10.502	Registrant's Amended 1991 Employee Stock Purchase Plan (as Amended and Restated March 1, 2000), incorporated by reference to Exhibit 10.502 of the Registrant's Form 10-K for the period ending December 31, 1999.
10.503	Written Compensation Agreement dated August 28, 1998 between the Registrant and André F. Marion, incorporated by reference to Exhibit 99.7 of the Registrant's Form S-8 Registration (File No. 333-67331) filed on November 16, 1998.
10.504	Stock Option Agreement between the Registrant and André F. Marion, incorporated by reference to Exhibit 99.8 of the Registrant's Form S-8 (File No. 333-67331) filed November 16, 1998.

10.505	Form of Employment Agreement between the Registrant and each of the Company's Officers, incorporated by reference to Exhibit 10.511 of the Registrant's Form 10-K for the period ending December 31, 2000.
10.506	Form of Employment Agreement between the Registrant and Key Employees, incorporated by reference to Exhibit 10.512 of the Registrant's Form 10-K for the period ending December 31, 2000.
10.507	Form of Indemnification Agreement for Directors and Officers, incorporated by reference to Exhibit 10.513 of the Registrant's Form 10-K for the period ending December 31, 2000.
21.1	List of Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 of the Registrant's Form 10-K for the period ending December 31, 2001.
†23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney (see page 52).
†99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
†99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

*
A confidential treatment request has been applied for or granted with respect to a portion of this document.

†
Filed herewith (all other exhibits not so marked were previously filed).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of May, 2003.

CYGNUS, INC.
By	/s/ JOHN C HODGMAN Chairman, President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO SECURITIES EXCHANGE ACT RULES 13a-14 AND 15d-14,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John C Hodgman, certify that:

1.    I have reviewed this annual report on Form 10-K/A of Cygnus, Inc.;

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

Date: May 22, 2003
/s/ JOHN C HODGMAN John C Hodgman Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO SECURITIES EXCHANGE ACT RULES 13a-14 AND 15d-14,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Craig W. Carlson, certify that:

1.    I have reviewed this annual report on Form 10-K/A of Cygnus, Inc.;

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

Date: May 22, 2003
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

        For its sales, marketing and distribution activities, Sankyo is entitled to a margin equivalent to a predetermined percentage of Sankyo's net sales to third-party customers. For Sankyo to receive its specified margin, the following calculations are done. First, Sankyo's net sales are determined by subtracting certain allowed deductions such as rebates, discounts and fees, including TheraCom's costs for product dispensing and patient reimbursement services, from Sankyo's gross sales. Next, the amount that Sankyo paid us for the products we shipped to them is subtracted from Sankyo's net sales. The sales and marketing commission we owe to Sankyo is then calculated so that Sankyo receives its specified margin. In periods where the allowed deductions are high relative to Sankyo's sales to its third-party customers, the effect of Sankyo being entitled to receive this specified margin is that we might report no, or negative, net product revenues for that period. This predetermined percentage was 15% for net sales in the first year after our first-generation Biographer launch. Beginning April 1, 2003 and continuing for one year, this predetermined percentage increases to 30%. Thereafter, for the remainder of the initial 12-year term of our agreement, the predetermined percentage will be 40%;

however, commencing on January 1, 2007, if Sankyo's net sales exceed $225.0 million in any given calendar year, then the predetermined percentage increases to 45% for one year following the given calendar year that sales exceeded this specified amount. Payment of a quarterly sales and marketing commission, which constitutes a portion of this predetermined percentage to which Sankyo is entitled, for the years 2002 through 2004 can be deferred until at least 2005 and, under certain circumstances, to 2008. As of December 31, 2002, total sales and marketing commissions of $491,000 have been accrued, the payment of which has been deferred and are included on our balance sheet under the caption "Amount due to distributor and other long-term liabilities."

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
10.506	Form of Employment Agreement between the Registrant and Key Employees, incorporated by reference to Exhibit 10.512 of the Registrant's Form 10-K for the period ending December 31, 2000.
10.507	Form of Indemnification Agreement for Directors and Officers, incorporated by reference to Exhibit 10.513 of the Registrant's Form 10-K for the period ending December 31, 2000.
21.1	List of Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 of the Registrant's Form 10-K for the period ending December 31, 2001.
†23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney (see page 52).
†99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
A confidential treatment request has been applied for or granted with respect to a portion of this document.

†
Filed herewith (all other exhibits not so marked were previously filed).

QuickLinks

Explanatory Note
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
RISK FACTORS
Risks Related to Our Business
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
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