Form 10-Q
period 2003-06-30
CYGNUS INC /DE/
filed 2003-08-14
CIK 870755

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Transition Period from to

0-18962

(Commission File Number)

CYGNUS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-2978092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Penobscot Drive Redwood City, California	94063-4719
(Address of principal executive offices)	(Zip Code)

(650) 369-4300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes☐  No ☒

As of August 11, 2003, there were 38,480,253 shares of the Registrant’s common stock outstanding.

CYGNUS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Cygnus, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Net product revenues	$438	$178	$735	$334
Contract revenues	101	138	152	248
Total revenues	539	316	887	582
Costs and expenses:
Costs of product revenues	3,271	1,788	5,064	2,343
Research and development	1,561	3,938	3,256	7,601
Sales, marketing, general and administrative	1,978	5,342	4,134	9,187
Total costs and expenses	6,810	11,068	12,454	19,131
Loss from operations	(6,271)	(10,752)	(11,567)	(18,549)
Interest and other income (expense), net	36	50	78	115
Interest expense	(557)	(818)	(1,112)	(1,658)
Loss before income taxes	(6,792)	(11,520)	(12,601)	(20,092)
Provision for income taxes	1	6	2	18
Net loss	$(6,793)	$(11,526)	$(12,603)	$(20,110)
Net loss per share, basic and diluted	$(0.18)	$(0.30)	$(0.33)	$(0.55)
Shares used in computation of amounts per share, basic and diluted	38,479	38,189	38,479	36,741

See accompanying notes.

Cygnus, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

( In thousands, except per share data )

	June 30, 2003	December 31, 2002
	(unaudited)	(Note)
ASSETS:

Current assets:
Cash and cash equivalents	$10,009	$23,415
Short-term investments	800	3,202
Accounts receivable	319	569
Inventory	7,420	6,628
Current portion of employee notes receivable	59	57
Other current assets	2,253	1,100

Total current assets	20,860	34,971

Equipment and improvements:
Manufacturing, office and laboratory equipment	14,123	15,626
Leasehold improvements	610	610
	14,733	16,236

Less accumulated depreciation and amortization	(10,724)	(11,189)

Net equipment and improvements	4,009	5,047

Long-term portion of employee notes receivable	57	105
Deferred financing costs	6	108
Other assets	307	246
TOTAL ASSETS	$25,239	$40,477

LIABILITIES AND STOCKHOLDERS’ NET CAPITAL DEFICIENCY:

Current liabilities:
Accounts payable	$1,725	$2,518
Accrued compensation	1,377	2,628
Other accrued liabilities	1,778	605
Distributor advances	2,416	1,382
Deferred revenues	25,000	25,000
Deferred revenues net of deferred costs of product shipments	8,459	8,199
Current portion of amount due to distributor	6,770	—
Current portion of convertible debentures	14,417	4,000
Current portion of capital lease obligations	80	77
Current portion of arbitration obligation	4,000	3,000

Total current liabilities	66,022	47,409

Long-term portion of arbitration obligation	8,000	12,000
Long-term portion of capital lease obligations	34	74
Long-term portion of convertible debentures, net of discount of $1,287 in 2003 and $1,902 in 2002	4,577	16,379
Long-term portion of amount due to distributor and other long-term liabilities	1,829	7,237

Commitments and contingencies

Stockholders’ net capital deficiency:

Preferred stock, $0.001 par value: 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value: 95,000 shares authorized; issued and outstanding: 38,480 and 38,479 shares at June 30, 2003 and December 31, 2002, respectively	38	38
Additional paid-in capital	254,093	254,091
Accumulated deficit	(309,354)	(296,751)

Stockholders’ net capital deficiency	(55,223)	(42,622)

TOTAL LIABILITIES AND STOCKHOLDERS’ NET CAPITAL DEFICIENCY	$25,239	$40,477

Note: The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at this date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Cygnus, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(12,603)	$(20,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,094	1,038
Loss on sale of equipment	—	10
Amortization of deferred financing costs	717	717
Stock-based compensation	1	4
Change in operating assets and liabilities:
Accounts receivables	250	(1,284)
Inventory	(792)	(2,753)
Other assets	(1,168)	(630)
Other	2	—
Accounts payable and other accrued liabilities	380	3,894
Distributor advances	1,034	—
Accrued compensation	(1,251)	116
Deferred revenues	—	4,975
Deferred revenues net of deferred costs of product shipments	260	959
Arbitration obligation	(3,000)	(8,390)
Amount due to distributor and other liabilities	1,362	(119)
Net cash used in operating activities	(13,714)	(21,573)

Cash flows from investing activities:
Capital expenditures	(56)	(497)
Purchases of investments	(800)	(10,247)
Sales of investments	3,200	12,350
Maturities of investments	—	1,053
Net cash provided by investing activities	2,344	2,659

Cash flows from financing activities:
Issuance of common stock	1	15,614
Principal payments of convertible debentures	(2,000)	—
Principal payments of capital lease obligations	(37)	(34)
Net cash provided by/(used in) financing activities	(2,036)	15,580

Net decrease in cash and cash equivalents	(13,406)	(3,334)
Cash and cash equivalents at the beginning of the period	23,415	17,142
Cash and cash equivalents at the end of the period	$10,009	$13,808

See accompanying notes.

Cygnus, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.  Basis of Presentation

The interim condensed consolidated financial statements of Cygnus, Inc. and its subsidiaries (the “Company,” “Cygnus,” “us,” “we,” “our,” etc.) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted. The interim condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) that the management of Cygnus believes necessary for a fair presentation of the financial position as of the reported dates and the results of operations for the respective periods presented. Interim financial results are not necessarily indicative of results for a full year. Certain prior period amounts on the condensed consolidated financial statements have been reclassified to conform with the current period presentation. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2002 included in our 2002 Annual Report on Form 10-K, as amended by Form 10-K/A.

2.  Significant Accounting Policies

Accounting for Stock-Based Compensation

We issue stock options to our employees and outside directors and provide them the right to purchase our stock pursuant to stockholder-approved stock option programs.  We account for our stock-based compensation plans under the intrinsic-value method of accounting as defined by Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and related interpretations. For purposes of disclosures pursuant to Financial Accounting Standards Board (FASB) Statement No. 123 (FAS 123), “Accounting for Stock Based Compensation,” as amended by FASB Statement No. 148 (FAS 148), “Accounting for Stock-Based Compensation—Transition and Disclosure,” the estimated fair value of employee and director stock options is amortized to expense over the options’ vesting period.

The following table illustrates the effect on net loss and net loss per share if we had applied the fair-value recognition provisions of FAS 123 to stock-based employee and director compensation (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net loss, as reported	$(6,793)	$(11,526)	$(12,603)	$(20,110)
Stock-based employee compensation expense determined under the fair-value method for all awards	(212)	(783)	(667)	(2,381)

Pro forma net loss	$(7,005)	$(12,309)	$(13,270)	$(22,491)

Net loss per share, basic and diluted, as reported	$(0.18)	$(0.30)	(0.33)	$(0.55)

Pro forma net loss per share, basic and diluted	$(0.18)	$(0.32)	$(0.34)	$(0.61)

No stock-based employee compensation was included in net loss, as reported for the three and six months ended June 30, 2003 and 2002.

Pro forma information regarding net loss and earnings per share is required by FAS 123, which also requires that the information be determined as if we had accounted for our employee stock options granted under the fair-value method of FAS 123. For the three months ended June 30, 2003 and 2002, the estimated grant date fair value for stock options granted was $27,000 and $216,000, respectively.  For the six months ended June 30, 2003 and 2002, the estimated grant date fair value for stock options granted was $648,000 and $3.2 million, respectively. The fair value for the options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Risk-free interest rate	2.79%	2.93%	2.86%	3.57%
Volatility	0.91	0.87	0.90	0.85
Dividend yield	0	0	0	0
Expected life (years)	5.0	5.0	3.0	5.0

Effective January 8, 2003, the Board of Directors suspended the Amended 1991 Employee Stock Purchase Plan, as last amended and restated February 12, 2002, because our stock had been delisted from trading on the Nasdaq National Market. Thus, no shares were purchased pursuant to the Employee Stock Purchase Plan during the three and six months ended June 30, 2003.  While the Employee Stock Purchase Plan was in effect prior to its suspension, purchases were made at the end of March and September each year.  Consequently, no shares were purchased during the three months ended June 30, 2002, but shares were purchased during the three months ended March 31, 2002. The valuation related to these shares was calculated using the following variables:

	Six Months Ended June 30,
	2003	2002
Risk-free interest rate	N/A	1.13%
Volatility	N/A	1.25
Dividend yield	N/A	0
Expected life (years)	N/A	0.5

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock-price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair-value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

Any stock options and warrants granted to consultants and other non-employees are accounted for at fair value, determined by using the Black-Scholes valuation model, in accordance with the Emerging Issues Task Force (EITF) Consensus No. 96-18, “Accounting for Equity Investments that are issued to other than Employees for Acquiring, or in Conjunction with Selling Goods, or Services.” These options are subject to periodic revaluation over their vesting terms. The assumptions used to value stock-based awards to consultants are similar to those used for employees, except for the expected life for which the contractual life of the awards is used instead of the estimated useful life.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates.

Due to the early stage of our product commercialization activities, the estimates required in inventory valuation, including production yields and normal capacity, labor costs incurred in the production of each unit and overhead costs applicable to manufacturing operations, are inherently uncertain, thus actual results may differ from those estimates. We will continue to evaluate the estimates relating to inventory valuation as our manufacturing operations become more stable and quantities reach more normalized levels. Write-offs for potential obsolescence or for inventories in excess of demand and estimates for the replacement costs of any stale-dated AutoSensor inventory held by Sankyo are also determined based on significant estimates, which could subsequently change.

Revenue Recognition

Product revenues are generated upon the sale of our GlucoWatch Biographer and GlucoWatch G2 Biographers and related accessories in the United States and the United Kingdom. The GlucoWatch Biographer

systems consist of two integrated parts: the durable Biographer and the disposable, single-use AutoSensor. After the initial sales of the Biographers, revenues will continue to be recorded upon the sale of additional AutoSensors and accessories to support the installed base of Biographers.

Product sales are recorded when all of the following conditions have been met: product has been shipped, transfer of title has taken place, there is persuasive evidence of an arrangement, the price is fixed or determinable, and collection is reasonably assured. Revenues generated from our shipments of sample and practice Biographers are recognized when all the above conditions are met, typically upon delivery of these products to Sankyo Pharma Inc. (“Sankyo”), as the sales of such products are not subject to future pricing adjustments. With regard to product sales that were made directly by us to third parties, from time to time we allowed customers to return product for credit. In such instances, we deferred revenue until the return period expired. We accrue for estimated warranty costs and other allowances when the revenues from product sales are recognized. The warranty expenses recorded to date have not been significant and are within historical estimates.Revenues in the United States generated from our shipments of product to Sankyo for resale under our Sales, Marketing and Distribution Agreement are deferred until the product is sold by Sankyo to its third-party customers, because the net price of our product sales to Sankyo is subject to certain pricing adjustments, such as rebates, discounts and certain fees offered or paid by Sankyo to its third-party customers.

For the three and six months ended June 30, 2003, $1.5 million and $4.3 million of revenues were deferred, respectively. The costs of product revenues associated with these shipments are also deferred until the revenues are recognized. For the three and six months ended June 30, 2003, $947,000 and $2.2 million of such costs were deferred, respectively. In addition, for the three and six months ended June 30, 2003, deferred costs of $821,000 were recorded for AutoSensors we estimate we will have to replace due to stale-dating throughout the next twelve months. As of June 30, 2003, total revenues of $15.7 million were deferred, along with associated costs of $7.2 million. The net amount of $8.5 million is included on our condensed consolidated balance sheet as of June 30, 2003, under the caption “Deferred revenues net of deferred costs of product shipments.” This balance was $8.2 million as of December 31, 2002.

We are responsible for replacing any AutoSensors in Sankyo’s inventory that become stale-dated (have less than six months of shelf life remaining).  Revenue recognition is not impacted by the replacement of stale-dated AutoSensors because revenues related to these AutoSensors will not yet have been recognized.  The costs of product revenues, however, will ultimately be increased by the cost of the replacement AutoSensors.  Based on Sankyo’s inventory and our estimates of Sankyo’s sales to its third-party customers, we have accrued estimated costs of replacing stale-dated AutoSensors.  As of June 30, 2003, such additional cost accruals amounted to $1.4 million, of which approximately $821,000 is included as a component of “Deferred revenues net of deferred costs of product shipments” and the remaining $554,000, the amount by which the original cost and replacement cost of the AutoSensors will exceed deferred revenues, has been recorded as additional costs of product revenues because the total cost of the original AutoSensors and the estimated cost of the replacement AutoSensors are expected to exceed our sales price of these products to Sankyo.

Our contract revenues may include up-front and/or interim milestone payments from co-promotion; sales, marketing and distribution; and development agreements. Milestone payments are recorded as revenue based on the provisions of the underlying agreement and the estimated period of continuing obligations, generally the contract term. No revenues are recognized for such milestones if there is any potential that these milestones may have to be repaid. All milestone payments received ($25.0 million) pursuant to our contractual arrangements with Sankyo have been deferred, since the milestone payments may need to be repaid if the agreement is terminated prior to April 2005 because (1) we cannot supply product for a specified period of time, or (2) our product is recalled or withdrawn from the market for a specified period of time, or (3) there is a change of control and our successor in interest terminates our agreement with Sankyo. Because these conditions could occur and the payments might need to be repaid at any time, we are required to report the deferred amounts as current deferred revenue until the potential for repayment expires in 2005. Consequently, if the contractual relationship runs its full term, the milestone amounts will be recognized as revenue beginning in 2005 and continuing over the remaining term of the initial 12-year agreement with Sankyo. In 2005, we expect to record the accumulated revenue of $7.8 million and thereafter will record proportional amounts of the deferred revenue of approximately $521,000 per quarter over the remaining 9 years.

Our contract revenues also include payments received pursuant to research grants. Revenues are recognized based on the performance requirements of the grant contract and as reimbursable expenses are incurred.

We evaluate the collectability of our trade receivables based on our customers’ abilities to meet their financial obligations and generally do not require collateral. We determine amounts to be past due based on the terms and conditions set forth in the purchase agreements.

Net Loss Per Share

Basic and diluted net loss per share are computed using the weighted average number of shares of common stock outstanding. Shares issuable from stock options, warrants and convertible debentures are excluded from the diluted loss per share computation, as their effect is anti-dilutive.

Recent Accounting Pronouncements

                                                In May 2003, the FASB issued Statement No. 150 (FAS 150), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which will become effective for financial instruments entered into or modified after May 31, 2003.  We do not expect the adoption of FAS 150 to have a material effect on our financial condition or results of operations.

3. Comprehensive Loss

Unrealized gains or losses on investments for the three and six months ended June 30, 2003 and 2002 were not material, and total comprehensive loss approximated net loss for each of these periods.

4. Inventory

Inventory is stated at standard cost adjusted to approximate the lower of actual cost (first-in, first-out method) or market, after appropriate consideration has been given to obsolescence and inventory in excess of anticipated future demand.

Inventory consists of the following (in thousands):

	June 30, 2003	December 31, 2002
Raw materials	$5,825	$5,162
Work-in-process	744	1,098
Finished goods	851	368
Total	$7,420	$6,628

Prior to the approval by the FDA of our products and our commercial processes, material was generally charged to research and development expenses upon receipt and was not carried as inventory in the financial statements. Accordingly, inventory values at June 30, 2003 and December 31, 2002 and the costs of product revenues for the three and six months ended June 30, 2003 and 2002 do not include such previously expensed or written off obsolete material. Our costs of product revenues for the three months ended June 30, 2003 and 2002 would have been $199,000 and $287,000 higher, respectively, had we not utilized some of this previously expensed material in our production process.  For the six months ended June 30, 2003 and 2002, these costs would have been $249,000 and $493,000 higher, respectively.

5. Financing Instruments

Convertible Debentures

Pursuant to the August 21, 2002 amendment to our Convertible Debentures, we paid $2.0 million in principal to the debenture holders on June 26, 2003, as the holders had not converted any shares of stock.  As of June 30, 2003, the principal due to the debenture holders was $20.3 million.  Under our amended Convertible Debentures, we are required to make a second $2.0 million payment on December 31, 2003.  These payments result in the maturity dates of equal amounts of the remaining principal being extended for one year. Thus, the $2.0 million paid in June 2003 both reduced the amount of principal owed and extended the maturity date for $2.0 million from June 29, 2004 to June 29, 2005.

Additionally, we may, at our discretion, make additional prepayments with no penalty, and such prepayments will also extend the maturity dates of equal amounts of remaining principal.  As of June 30, 2003, $14.4 million in principal is due June 29, 2004, $3.9 million in principal is due September 29, 2004, and $2.0 million in principal is due June 29, 2005 (resulting from the mandatory $2.0 million payment made in June 2003).

Equity Lines

Our second equity line agreement expired June 30, 2003, and we did not receive any proceeds from the remaining $1.8 million left on this second equity line.  As of June 30, 2003, we had not utilized the third equity line, which has a maximum aggregate issue price of $29.0 million and a commitment period ending December 31, 2004.  Since our stock is not listed on either the Nasdaq National Market or Nasdaq SmallCap Market, our investors under the equity line agreement may elect to suspend or terminate this agreement, in which case we will not be able to utilize the $29.0 million available under this equity line agreement. Even if these investors elect not to suspend or terminate our equity line agreement, we believe, as a practical matter, we will not be able to draw on the equity line agreement for the foreseeable future.  So long as we are not listed on a national exchange or quoted on the Nasdaq National Market or the SmallCap Market, we believe that it will not be practical for us to draw on our equity line in light of (i) the penny stock rules that require the underwriter to undertake relatively burdensome disclosure obligations in connection with issuances of penny stock securities such as ours, (ii) our need to individually comply with each state’s blue sky laws governing unlisted securities issuances, and (iii) the relatively high level of dilution that issuances would have at current market prices for our stock.

In May 2003, the investors voluntarily surrendered their five-year warrants to purchase up to 748,000 shares of common stock at exercise prices ranging from $4.65 to $20.40.  No consideration was provided to the investors in connection with this surrender of warrants. The warrants to the placement agent were not affected by this voluntary surrender and, on August 1, 2003, we issued to the placement agent an additional five-year warrant to purchase up to 16,500 shares of common stock at an exercise price of $3.72 for activities in 2002 under the second equity line.  Because there were no activities in 2003 under the second equity line, no further warrants under this line are due to the placement agent.  Warrants will only be issued in the future to the investors if the third equity line is utilized, and the placement agent is not entitled to receive warrants under the third equity line.

6.  Contractual Arrangements with Sankyo

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

For its sales, marketing and distribution activities, Sankyo is entitled to a margin equivalent to a predetermined percentage of Sankyo’s net sales to its third-party customers.  For Sankyo to receive its specified margin, the following calculations are made.  First, Sankyo’s net sales are determined by subtracting certain allowed deductions such as rebates, discounts and fees, including TheraCom’s costs for product dispensing and patient reimbursement services, from Sankyo’s gross sales.  Next, the amount that Sankyo paid us for the products we shipped to them is subtracted from Sankyo’s net sales.  The sales and marketing commission we owe to Sankyo is then calculated so that Sankyo receives its specified margin.  In periods when the allowed deductions are high relative to Sankyo’s sales to its third-party customers, the effect of Sankyo’s being entitled to receive this specified margin is that we might report no, or negative, net product revenues for that period.  The predetermined percentage was 15% for net sales in the first year after our first-generation Biographer launch.  Beginning April 1, 2003 and continuing for one year, this predetermined percentage increases to 30%.  Thereafter, for the remainder of the initial 12-year term of our agreement, the predetermined percentage will be 40%; however, commencing on January 1, 2007, if Sankyo’s net sales exceed $225.0 million in any given calendar year, then the predetermined percentage increases to 45% for one year following the given calendar year that sales exceeded this specified amount.  Payment of a quarterly sales and marketing commission, which constitutes a portion of this predetermined percentage to which Sankyo is entitled, for the years 2002 through 2004 can be deferred until at least 2005 and, under certain circumstances, to 2008. As of June 30, 2003, total sales and marketing commissions of $1.8 million have been accrued, the payment of which has been deferred and are included on our condensed consolidated balance sheet under the caption “Long-term portion of amount due to distributor and other long-term liabilities.”

Furthermore, we are no longer obligated to spend promotional funds, as was required in our prior November 28, 2001 Co-Promotion Agreement; however, for the year 2002, we were obligated to reimburse Sankyo for their actual promotional expenses up to $10.0 million, less promotional expenses incurred by us during the year 2002. In 2002 we incurred $3.3 million of promotional expenses and are therefore required to reimburse Sankyo for their actual promotional expenses of $6.7 million; however, we have a contractual right to defer the payment of such reimbursement to Sankyo until second quarter 2004. This amount was included in our results of operations for the year ended December 31, 2002.  The $6.7 million, together with an amount we owe Sankyo for customer rebates, is included on our condensed consolidated balance sheet as of June 30, 2003, under the caption “Current portion of amount due to distributor.” If the deferral of our commissions and promotional funds reaches a certain specified dollar amount, Sankyo will then have a first security interest in certain of our U.S. patents. Our commission deferral and our promotional funds have not reached that specified dollar amount as of June 30, 2003.

The $25.0 million in milestones already received under the Co-Promotion Agreement and the Sales, Marketing and Distribution Agreement is to be recognized as revenue over the initial 12-year term of our contractual relationship (from April 1, 2002 until April 1, 2014), with no recognition of revenue until April 1, 2005, since the milestone payments may need to be repaid before then if the agreement is terminated because (1) we cannot supply product for a specified period of time, or (2) our product is recalled or withdrawn from the market for a specified period of time, or (3) there is a change of control and our successor in interest terminates our agreement with Sankyo. Consequently, if the agreement runs its full initial term of 12 years, the milestone amounts will be recognized as revenue beginning April 1, 2005 and continuing over the remaining 12 years. In 2005, we expect to record the accumulated revenue of $7.8 million and thereafter will record proportional amounts of the deferred revenue of approximately $521,000 per quarter over the remaining 9 years.

7.  Sale of Drug Delivery Business

On December 15, 1999, we completed the sale of substantially all of our drug delivery business segment assets to Ortho-McNeil Pharmaceutical, Inc. (“Ortho-McNeil”), a Johnson & Johnson company. Under the terms of our agreement, Ortho-McNeil was subject to paying up to an additional $55.0 million in cash, contingent on the achievement of certain milestones. These potential milestone payments are dependent upon the achievement by Ortho-McNeil of certain technical and regulatory accomplishments and timely submissions of regulatory documents related to the Ortho Evra® (Johnson & Johnson, New Brunswick, New Jersey) transdermal contraceptive patch. The achievement of these milestones are not within our control. Of this $55.0 million, $22.5 million potential payments were not received because certain Ortho-McNeil accomplishments were not met, resulting in $32.5 million left in potential milestone payments. Of this amount, $30 million was dependent on Ortho-McNeil achieving certain accomplishments in 2002.  In response to our multiple requests for information and documentation relating to the status of activities related to these milestone payments, Ortho-McNeil responded that they did not achieve the necessary accomplishments and that, in their opinion, they did not owe us $30.0 million.  We have requested additional information and documentation to assess Ortho-McNeil’s assertion, and are evaluating potential courses of action.  The remaining $2.5 million in potential milestone payments may be payable to us through 2005.

8.  Warranties and Indemnification

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

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, suppliers, clinical sites, contractors, etc.  Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities and/or product liabilities.  These indemnification provisions generally survive termination of the underlying agreements.  In some cases, the maximum potential amount of future payments we could be required to make under these indemnification provisions in unlimited.  The estimated fair value of the indemnity obligations of these agreements is minimal.  Accordingly, we have no liabilities recorded for these agreements as of June 30, 2003, and we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.

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

The GlucoWatch Biographer and GlucoWatch G2 Biographer are the only products approved by the FDA that provide frequent, automatic and non-invasive measurement of glucose levels. We believe our products represent the most significant commercial technological advancement in self-monitoring of glucose levels since the advent, approximately 20 years ago, of finger-stick blood glucose measurement. Our GlucoWatch Biographer systems consist of two components: a durable component known as the Biographer and a consumable component known as the AutoSensor. The GlucoWatch Biographers use a low electrical current to extract glucose molecules through the skin, using patented sampling processes. The glucose is extracted from interstitial fluid, which surrounds cells, rather than from blood, eliminating the need for multiple finger pricks to provide frequent glucose readings. The Biographers can be worn on the forearm like a watch and function like a computer, analyzing and responding to data received from the AutoSensors. The AutoSensors use proprietary biosensor technology and snap into the back of the Biographers. The AutoSensors are calibrated with a standard blood glucose measurement after a warm-up period and then frequently, automatically and non-invasively extract and measure glucose for their duration period before requiring replacement.

Current methods for measuring glucose, in which skin is lanced and a blood sample is obtained for measurement, are painful and inconvenient to the user. Because of this, the vast majority of people with diabetes do not perform the frequent glucose testing that is necessary to provide adequate information to manage diabetes, despite substantial clinical evidence of the benefits of more intensive diabetes management. We believe there is an unmet medical need for a device that can provide and track frequent glucose readings automatically and non-invasively. The GlucoWatch Biographers enable people with diabetes and their physicians to identify trends and track patterns in fluctuating glucose levels that would be difficult to detect with current testing techniques alone. Although the GlucoWatch Biographers are not intended to replace existing painful and inconvenient testing methods and, in the United Sates, are classified as adjunctive devices, we believe our GlucoWatch Biographers will lead to better-informed decisions regarding the way individuals manage their diabetes. Users must first calibrate the GlucoWatch Biographers with a blood glucose measurement and must make major decisions, such as insulin dosing, based on blood glucose measurements, but they are able to identify trends and track patterns by monitoring glucose levels on a more frequent and automatic basis than would be the case if they could only use existing finger stick or other blood glucose measurement devices.

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

Revenue Recognition

Product revenues are generated upon the sale of our GlucoWatch Biographer and GlucoWatch G2 Biographers and related accessories in the United States and the United Kingdom. The GlucoWatch Biographer systems consist of two integrated parts: the durable Biographer and the disposable, single-use AutoSensor. After the initial sales of the Biographers, revenues will continue to be recorded upon the sale of additional AutoSensors and accessories to support the installed base of Biographers.

Product sales are recorded when all of the following conditions have been met: product has been shipped, transfer of title has taken place, there is persuasive evidence of an arrangement, the price is fixed or determinable, and collection is reasonably assured. Revenues generated from our shipments of sample and practice Biographers are recognized when all the above conditions are met, typically upon delivery of these products to Sankyo, as the sales of such products are not subject to future pricing adjustments. With regard to product sales that were made directly by us to third parties, from time to time we allowed customers to return product for credit. In such instances, we deferred revenue until the return period expired. We accrue for estimated warranty costs and other allowances when the revenues from product sales are recognized. The warranty expenses recorded to date have not been significant and are within historical estimates. Revenues in the United States generated from our shipments of product to Sankyo for resale under our Sales, Marketing and Distribution Agreement are deferred until the product is sold by Sankyo to its third-party customers, because the net price of our product sales to Sankyo is subject to certain pricing adjustments, such as rebates, discounts and certain fees offered or paid by Sankyo to its third-party customers.

Our contract revenues may include up-front and/or interim milestone payments from co-promotion; sales, marketing and distribution; and development agreements. Milestone payments are recorded as revenue based on the provisions of the underlying agreement and the estimated period of continuing obligations, generally the contract term. No revenues are recognized for such milestones if there is any potential that these milestones may have to be repaid. All milestone payments received ($25.0 million) pursuant to our contractual arrangements with Sankyo have been deferred, since the milestone payments may need to be repaid if the agreement is terminated prior to April 2005 because (1) we cannot supply product for a specified period of time, or (2) our product is recalled or withdrawn from the market for a specified period of time, or (3) there is a change of control and our successor in interest terminates our agreement with Sankyo. Because these conditions could occur and the payments might need to be repaid at any time, we are required to report the deferred amounts as current deferred revenue until the potential for repayment expires in 2005. Consequently, if the contractual relationship runs its full term, the milestone amounts will be recognized as revenue beginning in 2005 and continuing over the remaining term of the initial 12-year agreement with Sankyo.

Our contract revenues also include payments received pursuant to research grants. Revenues are recognized based on the performance requirements of the grant contract and as reimbursable expenses are incurred.

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

Prior to the approval by the FDA of our product and our commercial processes, material was generally charged to research and development expenses upon receipt and was not carried as inventory in the financial statements. Accordingly, at and for the six months ended June 30, 2003, inventory values and the costs of product revenues do not include previously expensed material.

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

Results of Operations

Our results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the demand for our products, product revenues and our costs of product revenues, as well as the level of our expenses during any given period. Historical results should not be viewed as indicative of future operating results. We are also subject to risks common to companies in our industry and at our stage of development, including risks inherent in our commercialization efforts; reliance upon Sankyo, our U.S. sales, marketing and distribution partner; enforcement of our patents and proprietary rights; need for future capital, particularly in light of our current stock listing on the OTC Bulletin Board; potential competition; and uncertainty of future regulatory approvals. We have experienced operating losses since our inception, and we expect to continue to incur operating losses at least until we have significant product sales, if we ever do. We had a net loss of $12.6 million for the six months ended June 30, 2003. At June 30, 2003, our accumulated deficit and our stockholders’ net capital deficiency were $309.4 million and $55.2 million, respectively.

Comparison for the Three Months and Six Months Ended June 30, 2003 and 2002

Net product revenues for the three months ended June 30, 2003 were $438,000, compared to $178,000 for the three months ended June 30, 2002. Net product revenues for the six months ended June 30, 2003 were $735,000, compared to $334,000 for the six months ended June 30, 2002. Net product revenues recognized for the three months and six months ended June 30, 2003 resulted from sales by Sankyo to its third-party customers of our GlucoWatch Biographers in the United States, which had been deferred in previous periods in accordance with our revenue recognition policy, as well as from our sales to Sankyo of practice Biographers. Net product revenues for the three months ended June 30, 2002 and six months ended June 30, 2002 resulted from our initial sales of the GlucoWatch Biographer in the United States and the United Kingdom.

Throughout 2003, while we are in our initial phase of commercialization, we anticipate that increases in deferred revenue will exceed recognized revenue because our shipments to Sankyo are expected to exceed Sankyo shipments to their third-party customers.  During the fourth quarter of 2002 through the second quarter of 2003, our shipments to Sankyo were primarily for establishing stocking levels for Sankyo’s commercialization efforts.  Sankyo recently informed us that they are experiencing a time delay in completing the end-user customer purchase processes, primarily due to the time it takes for third-party insurance payors to determine if they will provide patient reimbursement on a case-by-case basis.  In accordance with SEC Staff Accounting Bulletin No. 101 (SAB 101) and our revenue recognition policy, we recognize revenue once Sankyo has sold these products to their customers.  Consequently, recognized revenues are likely to be less than deferred revenues for 2003.  However, we will continue to receive cash from Sankyo for purchase order commitments.

Unit shipments of the GlucoWatch Biographers for the three and six months ended June 30, 2003 were approximately 2,600 and 5,300, respectively.  For the three months ended June 30, 2003, substantially all of the Biographers were practice Biographers sold to Sankyo. During the three and six months ended June 30, 2003, we shipped approximately 240,000 AutoSensors and 478,000 AutoSensors, respectively, substantially all of which were shipped to Sankyo. The total invoice amount of our Biographer, AutoSensor and accessory shipments for the three and six months ended June 30, 2003 was $1.8 million and $4.7 million, respectively. In accordance with our revenue recognition policy, however, for the three and six months ended June 30, 2003, we have deferred product revenues related to product shipments of approximately $1.5 million and $4.3 million, respectively. The amount of deferred product revenues is subject to further adjustments for commissions owed to Sankyo and other pricing adjustments.

 For its sales, marketing and distribution activities, Sankyo is entitled to a margin equivalent to a predetermined percentage of Sankyo’s net sales to its third-party customers.  For Sankyo to receive its specified margin, the following calculations are made.  First, Sankyo’s net sales are determined by subtracting certain allowed deductions such as rebates, discounts and fees, including TheraCom’s costs for product dispensing and patient reimbursement services, from Sankyo’s gross sales.  Next, the amount that Sankyo paid us for the products we shipped to them is subtracted from Sankyo’s net sales.  The sales and marketing commission we owe to Sankyo is then calculated so that Sankyo receives its specified margin.  In periods when the allowed deductions are high relative to Sankyo’s sales to its third-party customers, the effect of Sankyo’s being entitled to receive this specified margin is that we might report no, or negative, net product revenues for that period.  The predetermined percentage was 15% for net sales in the first year after our first-generation Biographer launch.  Beginning April 1, 2003 and continuing for one year, this predetermined percentage increases to 30%.  Thereafter, for the remainder of the initial 12-year term of our agreement, the predetermined percentage will be 40%; however, commencing on January 1, 2007, if Sankyo’s net sales exceed $225.0 million in any given calendar year, then the predetermined percentage increases to 45% for one year following the given calendar year that sales exceeded this specified amount.  Payment of a quarterly sales and marketing commission, which constitutes a portion of this predetermined percentage to which Sankyo is entitled, for the years 2002 through 2004 can be deferred until at least 2005 and, under certain circumstances, to 2008. As of June 30, 2003, total sales and marketing commissions of $1.8 million have been accrued, the payment of which has been deferred and are included on our condensed consolidated balance sheet under the caption “Long-term portion of amount due to distributor and other long-term liabilities.”

Contract revenues for the three months ended June 30, 2003 were $101,000, compared to $138,000 for the three months ended June 30, 2002.  Contract revenues for the six months ended June 30, 2003 were $152,000, compared to $248,000 for the six months ended June 30, 2002. Contract revenues for the three months ended June 30, 2003 and 2002 were related to our National Institutes of Health (NIH) Small Business Innovative Research (SBIR) Phase I & II grant. Revenues related to our NIH grant are recognized as research activities are performed.   The decrease is due to the amount set forth in the grant for each period of time.

Costs of product revenues for the three months ended June 30, 2003 were $3.3 million, compared to $1.8 million for the three months ended June 30, 2002. Costs of product revenues for the six months ended June 30, 2003 were $5.1 million, compared to $2.3 million for the six months ended June 30, 2002. Costs of product revenues for the three months ended June 30, 2003 consisted of material, underabsorbed indirect overhead and other production costs associated with the manufacturing of our products, a write-off of approximately $291,000 of obsolete inventory and an estimated charge of $554,000 for AutoSensors in Sankyo’s inventory that are expected to become stale-dated and require replacement.

AutoSensors currently have a shelf life of 18 months.  Under the terms of our agreement with Sankyo, if requested, we are required to replace AutoSensors that they have not sold and which become stale-dated (have less than six months of shelf life remaining).  Based on Sankyo’s inventory and our estimates of Sankyo’s sales to its third-party customers, we have accrued estimated costs of replacing stale-dated AutoSensors.  As of June 30, 2003, such additional cost accruals amounted to $1.4 million, of which approximately $821,000 is included as a component of “Deferred revenues net of deferred costs of product shipments” and the remaining $554,000, the amount by which the original cost and replacement cost of the AutoSensors will exceed deferred revenues, has been recorded as additional costs of product revenues because the total cost of the original AutoSensors and the estimated cost of the replacement AutoSensors are expected to exceed our sales price of these products to Sankyo.

Costs of product revenues for the three months ended June 30, 2002 included a write-off of $1.1 million for excess first-generation Biographer inventory. The additional increase in the current three months is primarily attributable to an increase in underabsorbed indirect overhead costs due to excess manufacturing capacity put in place to accommodate our anticipated future requirements and to our increased levels of recognized revenue.

Overall, we expect our product margin to vary from period to period due to the mix of products sold, i.e., Biographers, AutoSensors and accessories, and demand fluctuations in the utilization of our manufacturing facilities.

For the three months ended June 30, 2003, we deferred costs of product revenues of approximately $947,000 related to deferred product revenues shipped and of approximately $821,000 related to our estimate for stale-dated AutoSensors, and these costs appear as a component of “Deferred revenues net of deferred costs of product shipments” in the liability section of our condensed consolidated balance sheet. For the six months ended June 30, 2003, we deferred costs of product revenues of approximately $2.2 million related to deferred product revenues shipped. Costs of product revenues did not include certain material and other product costs previously written off as research and development or obsolete expenses. If we were to have included material and other product costs previously written off that were later used in the manufacture of our product, our costs of product revenues at current production levels would have been $199,000 greater than the reported amounts for the three months ended June 30, 2003, and $287,000 greater than the reported amounts for the three months ended June 30, 2002. For the six months ended June 30, 2003 and 2002, these costs would have been $249,000 and $493,000 higher, respectively. Manufacturing costs included in the cost of each unit are greater at low unit volumes, such as have occurred during initial commercialization in the United States. The “Deferred revenues net of deferred costs of product shipments” reflected on our condensed consolidated balance sheet on June 30, 2003 will be reduced in future periods as the commissions payable to Sankyo become determinable and revenues are recognized.

As of June 30, 2003, total revenues of $15.7 million were deferred, along with associated costs of $7.2 million. The net amount of $8.5 million is included on our condensed consolidated balance sheet as of June 30, 2003, under the caption “Deferred revenues net of deferred costs of product shipments.” This balance was $8.2 million as of December 31, 2002.

Research and development expenses for the three months ended June 30, 2003 were $1.6 million, compared to $3.9 million for the three months ended June 30, 2002. Research and development expenses for the six months ended June 30, 2003 were $3.3 million, compared to $7.6 million for the six months ended June 30, 2002. Research and development expenses have decreased as our focus on our commercialization efforts has increased, allowing us to spend less on material costs related to manufacturing scale-up and process development.

Sales, marketing, general and administrative expenses for the three months ended June 30, 2003 were $2.0 million, compared to $5.3 million for the three months ended June 30, 2002.  Sales, marketing, general and administrative expenses for the six months ended June 30, 2003 were $4.1 million, compared to $9.2 million for the six months ended June 30, 2002. This decrease was primarily due to the assumption by Sankyo of product promotion, education, and training programs for health care professionals and patients, as required under our agreement.

Interest and other income (expense), net for the three months ended June 30, 2003 was $36,000, compared to $50,000 for the three months ended June 30, 2002.  Interest and other income (expense), net for the six months ended June 30, 2003 was $78,000, compared to $115,000 for the six months ended June 30, 2002. This decrease was primarily due to the lower yields on a lower average balance invested.

Interest expense for the three months ended June 30, 2003 was $557,000, compared to $818,000 for the three months ended June 30, 2002.  Interest expense for the six months ended June 30, 2003 was $1.1 million, compared to $1.7 million for the six months ended June 30, 2002.  Included in interest expense for the six months ended June 30, 2003 and 2002 was the interest accrued on our convertible debentures and the amortization of the value of the warrants issued in connection with our financing agreements.  The decrease is primarily attributable to the reduction of the interest rates on our convertible debentures from 8.5% to 3.5%, effective October 1, 2002, based on our August 21, 2002 amendment to the Convertible Debenture and Warrant Purchase Agreement.

Provision for income taxes related to U.K. taxes on income in the three and six months ended June 30, 2003 and 2002 and was not material.

Liquidity and Capital Resources

As of June 30, 2003, our cash, cash equivalents and investments totaled $10.8 million.

Net cash used in operating activities for the six months ended June 30, 2003 was $13.7 million, compared to net cash used of $21.6 million for the six months ended June 30, 2002. Cash used in operating activities during the six months ended June 30, 2003 was primarily due to the net loss from operations of $12.6 million and our Sanofi arbitration payments totaling $3.0 million. Cash used in operating activities during the six months ended June 30, 2002 was primarily due to the net loss from operations of $20.1 million and our Sanofi arbitration payments totaling $8.4 million.

Net cash provided by investing activities of $2.3 million for the six months ended June 30, 2003 resulted primarily from the net sales and maturities of investments. Net cash provided by investing activities of $2.7 million for the six months ended June 30, 2002 resulted primarily from the net sales and maturities of investments of $3.2 million offset by capital expenditures of $497,000.

Net cash used in financing activities totaled $2.0 million for the six months ended June 30, 2003, and reflected the payment to our Convertible Debenture holders of $2.0 million. Net cash provided by financing activities totaled $15.6 million for the six months ended June 30, 2002 and related primarily to net proceeds of $14.7 million from our 2002 public stock offering.

The level of cash used in operating activities during previous periods is not necessarily indicative of the level of future cash usage. Our long-term capital expenditure requirements will depend upon numerous factors, including, but not limited to, (i) product margin, (ii) costs associated with high capacity manufacturing to meet market demand, (iii) the time required to obtain regulatory approvals, (iv) additional expenditures to support the manufacture of new products, if and when approved, (v) the progress of our research and development programs and (vi) possible expansion into new markets and acquisitions of products and technologies.

As of June 30, 2003, our contractual obligations for the next five years and thereafter are as follows:

(In thousands)

	Total	Less than 1 year	1-3 years	3-5 years
Contractual Obligations

Convertible debentures(1)	$20,281	$14,417	$5,864	$—
Interest expense on convertible debentures	851	677	174	—
Capital lease obligations	129	92	37	—
Operating leases(2)	5,283	995	2,600	1,688
Arbitration obligations	12,000	4,000	8,000	—
Amounts due distributor(3)	8,590	6,770	1,820	—
Unconditional purchase obligations	1,101	1,101	—	—

Total contractual cash obligations	$48,235	$28,052	$18,495	$1,688

(1)               Our convertible debentures may be converted into common stock prior to their maturity date, at the option of the parties under certain circumstances, therefore these debentures may not require use of capital resources. Additionally, mandatory payments and discretionary prepayments will result in equal amounts of principal repayments being extended one year.  Thus, the $2.0 million paid in June 2003 both reduced the amount of principal owed and extended the maturity date for $2.0 million from June 29, 2004 to June 29, 2005.

(2)               Future minimum lease payments under our operating leases, exclusive of sublease income.

(3)               Under our Sales, Marketing, and Distribution Agreement with Sankyo, we are required to reimburse Sankyo for $6.8 million in promotional expenses and customer rebates incurred on our behalf, but we have a contractual right to defer the payment of such reimbursement to Sankyo until second quarter 2004. In addition, $1.8 million of sales commissions to Sankyo may be deferred until at least 2005 and, under certain circumstances, to 2008.

As of June 30, 2003, based upon current expectations for operating losses and projected short-term capital expenditures, we believe that existing cash, cash equivalents, and investments of $10.8 million, coupled with product revenues from the sale of our GlucoWatch G2 Biographers and AutoSensors and cash to be received from purchase orders and commitments received from Sankyo, will be sufficient to meet our existing operating expenses, arbitration obligations, debt servicing and repayments and capital expenditure requirements at least until March 31, 2004. In addition, we believe that we will have sufficient cash to meet our needs through at least the next 12 months, so long as Sankyo continues to purchase reasonable levels of product from us above and beyond the minimum amounts to which they have committed as of June 30, 2003, or provides other sources of funding in lieu of purchasing additional product from us. However, there can be no assurance that we will not require further financing and, if we do, that such financing will be available. If Sankyo does not purchase product above and beyond their committed minimums, we will need to find additional ways to conserve cash, including reducing our expenses, rescheduling principal payments on our Convertible Debentures, and asking for additional forbearance from Sankyo on our deferred payments owed to them. If we are not able to make planned prepayments on our Convertible Debentures prior to June 29, 2004 and/or September 29, 2004, we will not be able to take advantage of our ability to extend the maturity dates on like amounts of principal with each prepayment of principal

RISK FACTORS

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

We had a net loss of $12.6 million for the six months ended June 30, 2003. At June 30, 2003, our accumulated deficit and stockholders’ net capital deficiency were $309.4 million and $55.2 million, respectively. We have experienced operating losses since our inception, and we expect to continue to incur operating losses at least until we have significant product sales, if we ever do. Our historical revenues have been derived primarily from product development and licensing fees related to our products under development and manufacturing and royalty revenues from our drug delivery business, which was sold in December 1999. We may fail in our efforts to introduce our current and future products or to obtain additional required regulatory clearances. Our products may never gain market acceptance, and we may never generate significant revenues or achieve profitability.

We believe, as a practical matter, we will not be able to draw on our remaining equity line agreement for the foreseeable future.  Additionally, our equity line may be suspended or terminated and we may not be able to replace it. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue to commercialize our product, develop new products or respond to competitive pressures, and any of these situations could negatively impact our business.

In order to widely commercialize our GlucoWatch G2 Biographer, as well as continue to develop our product line, we may require substantial additional resources. We may seek additional funding through public or private financings, including debt or equity financings. Furthermore, since our stock is not listed on either the Nasdaq National Market or Nasdaq SmallCap Market, our investors under the equity line agreement may elect to suspend or terminate this agreement, in which case we will not be able to utilize the $29.0 million available under this equity line agreement. Even if these investors elect not to suspend or terminate our equity line agreement, we believe, as a practical matter, we will not be able to draw on the equity line agreement for the foreseeable future.  So long as we are not listed on a national exchange or quoted on the Nasdaq National Market or the SmallCap Market, we believe that it will not be practical for us to draw on our equity line in light of (i) the penny stock rules that require the underwriter to undertake relatively burdensome disclosure obligations in connection with issuances of penny stock securities such as ours, (ii) our need to individually comply with each state’s blue sky laws governing unlisted securities issuances, and (iii) the relatively high level of dilution that issuances would have at current market prices for our stock. As a result, we may need to seek other financing arrangements. Any additional equity financings are likely to dilute the holdings of current stockholders. Debt financing, if available, may have restrictive covenants. We may not be able to obtain adequate funds when we need them from financial markets or other sources. In particular, our ability to raise funds through the capital markets may be materially adversely affected as a result of any general reduction in commercial activity occasioned by terrorist activity or armed conflict. Even if funds are available, they may not be available on acceptable terms. If we cannot obtain sufficient additional funds, we may have to delay, scale back or eliminate some or all of our commercialization and development activities, license or sell products or technologies that we would otherwise seek to develop ourselves or declare bankruptcy. The amounts and timing of future expenditures will depend on the sales and production volumes of our GlucoWatch G2 Biographers and our AutoSensors; our contractual obligations; the rates at which operating losses are incurred; expenses related to ongoing research and development and clinical trials for future products; the FDA regulatory process; and other factors, many of which are beyond our control.

We are highly leveraged and may be unable to service our debt or satisfy our other obligations. If we cannot pay amounts due under our obligations, we may need to refinance all or a portion of our existing debt, sell equity securities, sell all or a portion of our assets, or cease operations.

As of June 30, 2003, we had total liabilities of $80.5 million (net of unamortized debt discount of $1.3 million), of which $66.0 million were current liabilities. This amount of $66.0 million includes $25.0 million in deferred revenues and $8.5 million in deferred revenues net of deferred costs of product shipments, which may be recognized as revenue upon the completion of certain criteria. Our ability to meet our debt service obligations and other liabilities depends upon our future performance, which will depend upon financial, business and other factors, many of which are beyond our control. We may fail to generate sufficient cash flows in the future to cover our fixed charges or to permit us to satisfy any redemption obligations pursuant to our indebtedness. Historically, we have experienced significant negative cash flows from operations. If we cannot generate sufficient cash flows in the future to cover our fixed charges or to permit us to satisfy any redemption obligations pursuant to our indebtedness and we are unable to borrow sufficient funds under our credit facilities or from other sources, we may need to refinance all or a portion of our existing debt, sell equity securities or sell all or a portion of our assets. We may not successfully complete any of these courses of action. The degree to which we are leveraged could exacerbate limitations on our ability to obtain financing for working capital, commercialization of products or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In the event of insolvency, bankruptcy, liquidation, reorganization, dissolution or winding-up of our business or upon default or acceleration related to our debt obligations, our assets would first be available to pay the amounts due under our debt obligations. Holders of our common stock would only receive any assets remaining after satisfaction in full of all indebtedness and preferred stock liquidation preferences, if any.

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

For its sales, marketing and distribution activities, Sankyo is entitled to a margin equivalent to a predetermined percentage of Sankyo’s net sales to its third-party customers.  For Sankyo to receive its specified margin, the following calculations are made.  First, Sankyo’s net sales are determined by subtracting certain allowed deductions such as rebates, discounts and fees, including TheraCom’s costs for product dispensing and patient reimbursement services, from Sankyo’s gross sales.  Next, the amount that Sankyo paid us for the products we shipped to them is subtracted from Sankyo’s net sales.  The sales and marketing commission we owe to Sankyo is then calculated so that Sankyo receives its specified margin.  In periods when the allowed deductions are high relative to Sankyo’s sales to its third-party customers, the effect of Sankyo’s being entitled to receive this specified margin is that we might report no, or negative, net product revenues for that period.  The predetermined percentage was 15% for net sales in the first year after our first-generation Biographer launch.  Beginning April 1, 2003 and continuing for one year, this predetermined percentage increases to 30%.  Thereafter, for the remainder of the initial 12-year term of our agreement, the predetermined percentage will be 40%; however, commencing on January 1, 2007, if Sankyo’s net sales exceed $225.0 million in any given calendar year, then the predetermined percentage increases to 45% for one year following the given calendar year that sales exceeded this specified amount.  Payment of a quarterly sales and marketing commission, which constitutes a portion of this predetermined percentage to which Sankyo is entitled, for the years 2002 through 2004 can be deferred until at least 2005 and, under certain circumstances, to 2008. As of June 30, 2003, total sales and marketing commissions of $1.8 million have been accrued, the payment of which has been deferred.

Under our new agreement with Sankyo, Sankyo assumes responsibility for promotional funds beginning in 2003; however, for the year 2002, we were obligated to reimburse Sankyo for actual promotion costs of $6.7 million, but we have a contractual right to defer the payment of such reimbursement and customer rebates, currently in the amount of $6.8 million, to Sankyo until the second quarter of 2004. If the deferral of our commissions and promotional funds reaches a certain specified dollar amount, Sankyo will then have a first security interest in certain of our U.S. patents. Our commission deferral and our promotional funds have not reached that specified dollar amount.

The consumable component of our device, the AutoSensor, currently has a shelf life of 18 months.  Under the terms of our agreement with Sankyo, if requested, we are required to replace AutoSensors that Sankyo has not sold and which have become stale-dated (have less than six months of shelf life remaining).  As of June 30, 2003, the accrued cost of replacing the estimated number of AutoSensors that will become stale-dated amounted to $1.4 million, and we may incur additional future costs if Sankyo does not sell AutoSensors to its third-party customers prior to the AutoSensors becoming stale-dated.

If patients do not receive reimbursement from third-party health care payors, we may be unsuccessful in selling our products to a broad range of customers.

Successful commercialization of our products will depend in large part on whether patients who purchase our products will be reimbursed for the expense by third-party payors, which include private insurance plans, Medicare, Medicaid and other federal health care programs. Currently, our products do not have widespread reimbursement. There can be no assurance that such reimbursement will be available in a sufficient time frame, or at all. Furthermore, Sankyo now has responsibility for this function under our Sales, Marketing and Distribution Agreement. In the third quarter of 2002, Sankyo contracted with TheraCom, Inc. to assist customers on a patient-by-patient basis in obtaining reimbursement. Sankyo is utilizing its managed care group to work with third-party health care payor organizations in order to obtain broad reimbursement coverage. Third-party payors, including federal health care programs and managed care and other private insurance plans, are increasingly seeking to contain health care costs by limiting the coverage of, and the amount of reimbursement for, new diagnostic products. As a result, adequate levels of reimbursement may not be available for patients, many of whom may therefore not purchase our products. If meaningful reimbursement from third-party payors is not available, we may not be able to achieve a level of market acceptance of our products, and we may not be able to maintain price levels sufficient to realize an adequate return on our investment. In the United States and other countries, the period of time needed to obtain approval for the reimbursement of our products to patients can be lengthy. We may need to delay the launch of our products in some countries until we have established eligibility for reimbursement. This delay could potentially harm our business.

We depend on third-party suppliers for the Biographer and AutoSensor components. Any interruption in the supply of system components or an increase in the pricing of these components could prevent us from manufacturing our products or adversely affect our margins.

The G2 Biographer and AutoSensor are manufactured from components purchased from outside suppliers, most of whom are our single source for such components. Some of these companies are small enterprises that may encounter financial difficulties because of their size. We have been notified by one of our sole source component suppliers that they are encountering financial difficulties. We have begun working with this supplier to find ways to continue to receive components from them; for example, by pre-paying for our component orders. In addition, we have begun the process of identifying and qualifying an alternative supplier for this component. Although we currently have on-hand inventories of this component that we believe will last into 2004, there can be no assurance that our inventories will be sufficient to last until we are able to identify and qualify an alternative supplier for this component. If we are unable, for whatever reason, to obtain these components from our suppliers or if the components obtained from these suppliers do not pass quality standards, we will be required to obtain the components from alternative suppliers. Additionally, in the event a current supplier is unable to meet our component requirements, we might not be able to rapidly find another supplier of the particular component or an alternative supply of the particular component at the same price or lead time. An interruption in the supply of the G2 Biographer or AutoSensor components or excessive pricing of these components could prevent us from manufacturing our products or adversely affect our margins and may significantly impact our ability to achieve a successful U.S. market penetration. An interruption in the manufacturing of our products could lead to our failure to meet our supply obligations under the Sales, Marketing and Distribution Agreement with Sankyo and, upon an extended failure to supply by us, Sankyo has the option to manufacture, or have manufactured for them, the products or to terminate the agreement.

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

We may encounter problems in manufacturing our GlucoWatch G2 Biographer. We are responsible for manufacturing the GlucoWatch G2 Biographer and we have contracted with a third party, Corium International, to manufacture our AutoSensors. Thus, we are dependent upon Corium International for such manufacturing. Our GlucoWatch G2 Biographer and AutoSensor have been manufactured for commercial sale on a limited basis, and we have no experience manufacturing the volumes that would be necessary for us to achieve significant commercial sales. In the past, we initially experienced problems in scaling up our now-discontinued transdermal drug delivery products. There can be no assurance that similar problems will not be encountered in the future with our G2 Biographers, our AutoSensors and our future products. To successfully commercialize the G2 Biographer and the AutoSensors, we will have to manufacture these products in compliance with regulatory requirements, in a timely manner and in sufficient quantities, while maintaining performance and quality of the products and a commercially feasible cost of manufacturing. There can be no assurance that we will be able to expand and then maintain reliable, full-scale manufacturing of the G2 Biographer and the AutoSensors at commercially reasonable prices. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving product performance, production yields, quality control and assurance and personnel staffing levels. In addition, manufacturing facilities will be subject to extensive regulations, including those of the FDA, international quality standards and other regulatory requirements. Because we have contracted with a third party for manufacturing our AutoSensors, there are normal business risks associated with outsourcing this function to a third party. Difficulties encountered in manufacturing scale-up or failure by us or a third party to implement and maintain manufacturing facilities in accordance with FDA regulations, international quality standards or other regulatory requirements could result in a delay or termination of production, which could have a material adverse effect on our business, financial condition and results of operations.

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

The design, development, manufacture and use of our medical products involve an inherent risk of product recalls and product liability claims and associated adverse publicity. Makers of medical products may face substantial liability for damages in the event of product failure or allegations that the product caused harm. Product liability insurance is expensive and, although we presently have such insurance, it is difficult to maintain as well as to expand coverage under it. We may become subject to product liability claims, our current insurance may not cover potential claims and adequate insurance may not be available on acceptable terms in the future. We also could be held liable for damages in excess of the limits of our insurance coverage. Regardless of insurance coverage, any claim or product recall could result in non-compliance with FDA regulations, force us to stop selling our products and create significant adverse publicity that could harm our credibility and decrease market acceptance of our products.

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

To be successful, we will need to continue to develop glucose monitoring products that address the needs of people with diabetes. In addition, we may evaluate new products outside of the glucose monitoring field that can utilize our diagnostic technologies. Any such products would require significant development and investment, including preclinical and clinical testing, prior to commercialization. From time to time, we have experienced delays or setbacks in the development of certain of our products. For example, in the past, we experienced development delays in the miniaturization of the first-generation GlucoWatch Biographer. There can be no assurance that we will be able to successfully address problems that may arise during development and commercialization processes. In addition, there can be no assurance that GlucoWatch G2 Biographer enhancements or future products can or will be successfully developed, prove to be safe and effective in clinical trials, meet applicable regulatory standards, be manufactured in commercial quantities at a reasonable cost, be marketed successfully or achieve market acceptance. If any of our development programs are not successfully completed, required regulatory approvals or clearances are not obtained or products for which approvals or clearances are obtained are not commercially successful, our business, financial condition and results of operations may be materially adversely affected

We may not continue to receive regulatory approval of our products from the FDA or foreign agencies. If we do not receive regulatory approval from an agency, we will not be able to sell our products or generate revenue in that agency’s jurisdiction.

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

Our registered or unregistered trademarks or trade names, such as the marks “GlucoWatch” and “G2,” may be challenged, canceled, infringed upon, circumvented, declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, without which we may be unable to build brand loyalty. Brand recognition is critical to our short-term and long-term marketing strategies, especially as we commercialize future enhancements to our products. Moreover, if our trademarks are found to infringe on marks belonging to third parties, we may be forced to market our products under a different name, possibly requiring a costly and difficult re-branding effort, and we could be ordered to pay damages to a third party.

If any of our license agreements or other contracts for intellectual property related to our products are terminated or made non-exclusive, our ability to develop, manufacture or market our products may be materially impaired.

We have entered into agreements with various third parties, including The Regents of the University of California, for licenses of certain intellectual property related to the Biographers and the AutoSensors. Pursuant to these agreements, we have been granted rights to certain technologies related to our products. These agreements impose on us specific obligations, including, in the case of the University of California, license, royalty payments and commercialization milestones. If we fail to meet our obligations under any of these agreements, the license or other rights may be terminated or, in the case of an exclusive arrangement, be made non-exclusive. If any such license or other right is terminated, we may lose our ability to incorporate the applicable technology into our products or to use such technology in the manufacture of our products, possibly impairing our ability to produce or market the GlucoWatch G2 Biographer or other products. If any such license or other right is made non-exclusive, we may be unable to prevent others from developing, manufacturing and marketing devices based on the same or similar technologies. Additionally, in the event of certain dire financial situations, our Sales, Marketing and Distribution Agreement with Sankyo provides that Sankyo will have a first security interest to certain of our U.S. patents and the right to purchase our U.S. regulatory submissions.

We do business on a limited basis in the United Kingdom and may not enter other international markets; thus, the success of our business depends on our success in the U.S. market.

We currently market and sell the GlucoWatch G2 Biographer on a limited basis in the United Kingdom, which has a National Health Service (NHS); our products are not currently reimbursed by the NHS. We have established a contract with a third-party authorized representative in the United Kingdom, although the product ordering, logistics, and technical support functions are handled by us. If we are unable to support these necessary functions, we may not be able to sell our products or generate revenue in the United Kingdom.

We may never be able to secure necessary commercialization agreements in countries other than the United States and the United Kingdom, despite the fact that we have CE certification in the European Community. If we are unable to secure these necessary agreements for other countries, we may not be able to sell our products or, even if such sales are possible, to broadly launch our products in other countries. Even if we do expand into other international markets, our operations there may be limited or disrupted by any or all of the following factors:

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

Our ability to operate successfully and manage our potential future growth depends significantly upon retaining key scientific, manufacturing, technical, managerial and financial personnel, and also attracting and retaining additional highly qualified personnel in these areas. We face competition for such personnel, and we may not be able to attract and retain these individuals. We compete with numerous pharmaceutical, health care and software companies, as well as universities and non-profit research organizations, in the northern California business area. The loss of key personnel or our inability to hire and retain additional qualified personnel in the future could prevent us from sustaining or growing our business. There can be no assurance that we will continue to be able to attract and retain sufficient qualified personnel.

Risks Related to Our Common Stock

Our common stock is subject to the requirements for penny stocks, which could adversely affect our stockholders’ ability to sell and the market price of their shares.

Our stock fits the definition of a penny stock. The Securities Exchange Act of 1934, as amended, defines a penny stock as any equity security that is not traded on a national securities exchange or authorized for quotation on the Nasdaq National Market and that has a market price of less than $5.00 per share, with certain exceptions. Penny stocks are subject to Rule 15(g) under the Securities and Exchange Act of 1934, as amended, which imposes additional sales practice disclosure and market-making requirements on broker/dealers who sell or make a market in such securities. The rules require that, prior to a transaction in a penny stock not otherwise exempt from the rules, the broker/dealer must:

•                  deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market;

•                  provide the customer with current bid and offer quotations for the penny stock;

•                  disclose the compensation of the broker/dealer and its salesperson in connection with the transaction;

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

Over the last few years, there have been dramatic changes in economic conditions and the general business climate has been negatively impacted. Indices of the U.S. securities stock markets have fallen precipitously and consumer confidence has waned. Accordingly, many economists theorize that the United States is in a recession. In the current general economic climate, many companies have experienced and are continuing to experience a negative impact—unrelated to operating performance—on the market prices of their stock. Fluctuations or decreases in the trading price of our common stock may discourage investors from purchasing our common stock. In addition, in the past, following periods of volatility in the market price for a company’s securities, securities class action litigation often has been instituted. Such litigation could result in substantial costs to us and divert management’s attention and resources from commercializing our GlucoWatch G2 Biographer.

Additional issuances of our common stock under our remaining equity line agreement could greatly dilute the ownership interest of our existing stockholders and lower our stock price.

Since we are not currently listed on either the Nasdaq National Market or the SmallCap Market, the investors under our remaining equity line agreement may elect to suspend or terminate this agreement, in which case we would not be able to utilize the $29.0 million available under this equity line agreement. Even if these investors elect not to suspend or terminate this agreement, we believe, as a practical matter, we will not be able to draw on this equity line agreement for the foreseeable future. So long as we are not listed on a national exchange or quoted on the Nasdaq National Market or the SmallCap Market, we believe that it will not be practical for us to draw on our equity line in light of (i) the penny stock rules that require the underwriter to undertake relatively burdensome disclosure obligations in connection with issuances of penny stock securities such as ours, (ii) our need to individually comply with each state’s blue sky laws governing unlisted securities issuances, and (iii) the relatively high level of dilution that issuances would have at current market prices for our stock. However, in the event that we transfer back to the Nasdaq Stock Market, provided our equity line agreement has not been terminated or suspended prior to such transfer, the $29.0 million under this equity line agreement would become available to us again. In such instance, subject to certain requirements, we may then choose to sell up to $4.0 million of common stock per 30-day period (or $2.0 million of common stock per 15-day period) and our investors may then exercise their option to purchase, subject to our approval, up to an additional $3.0 million of common stock per 30-day period. The total number of shares that may be issued under our equity line agreement depends on the market price of our common stock at the time that the shares are sold, on whether we choose to sell shares and on the number of shares we choose to sell. The following table illustrates hypothetically the effect that variations in the market price in our common stock and resulting variations in sales prices would have on the number of shares issued in a 30-day period, assuming that we would choose to sell all possible shares under our equity line agreement.

Price Per Share	Number of Shares Issued Based on a $7.0 Million Maximum (30-day period)

$5.00	1,400,000
$2.50	2,800,000
$1.00	7,000,000
$0.50	14,000,000
$0.25	28,000,000

Under our equity line agreement, we have agreed to issue warrants to Cripple Creek Securities, LLC to purchase shares in an amount equal to 10% of the number of shares issued under the equity line agreement in any given year. The warrants are to be issued after the end of each calendar year and will be exercisable for five years from the date they are issued at an exercise price based on the weighted average price at which shares were sold during the preceding calendar year. Moreover, we have agreed to register the shares underlying these warrants to enable such shares to be freely resold immediately after the warrants are exercised.

In addition to issuances of common stock under our equity line agreement, if we or our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and warrants, the market price of our common stock may fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Additional issuances of our common stock pursuant to the conversion of the Convertible Debentures could greatly dilute the ownership interest of our existing stockholders and lower our stock price.

We have approximately 56.5 million authorized and unissued shares of common stock. As of June 30, 2003, we had $20.3 million outstanding under both the 8.5% Convertible Debentures due June 29, 2004, as amended, and the 8.5% Convertible Debentures due September 29, 2004, as amended. Under these Convertible Debentures, each month the holders of the Convertible Debentures may collectively convert up to $500,000 of said Convertible Debentures into common stock, subject to certain pricing and volume restrictions. In the event that the conversion price is more than $3.50 per share, the holders of the Convertible Debentures may convert more than the $500,000 monthly limit, subject to certain volume restrictions. The total number of shares that may be issued under the Convertible Debentures depends on the market price of our common stock at the time that the shares are sold.

From April 1, 2003 and for the remaining term of the Convertible Debentures, the conversion price, calculated using Bloomberg’s volume average pricing function or a similar pricing method, referred to as the VWAP, is equal to 107% of any VWAP that is less than or equal to $2.00 per share, and 101% of any VWAP greater than $2.00 per share, subject to the minimum conversion price of $1.054 per share. In no instance will the conversion price be less than $1.054 per share.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

The Company has no material changes to the disclosure made on this matter in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002.

Item 4.           Controls and Procedures.

(a)                                  Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of Cygnus’ “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended, Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q based on such evaluation, we believe that there are adequate controls and procedures in place to ensure that information relating to the Company and our consolidated subsidiaries that is required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is properly disclosed as required by the Securities Exchange Act of 1934, as amended.

(b)                                 Changes in internal controls. There were no significant changes in the internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders.

On June 9, 2003, our Annual Meeting of Stockholders was held. The following Directors were re-elected at this meeting:

Directors	In Favor	Withheld

Frank T. Cary	34,505,676	1,361,115
John C Hodgman	34,693,850	1,172,941
André F. Marion	34,559,886	1,306,905
Richard G. Rogers	34,543,976	1,322,815
Walter B. Wriston	34,523,316	1,343,475

Other matters voted upon:

	Votes
	Affirmative	Negative	Abstain	Broker Non-Votes

To approve an amendment to the 1999 Stock Incentive Plan to extend the term of the 1999 Stock Incentive Plan so that the 1999 Stock Incentive Plan will expire on March 18, 2013 instead of January 1, 2004.	31,313,725	4,346,638	206,428	-0-

To ratify the re-appointment of Ernst & Young LLP to serve as the Company’s independent auditors.	35,408,684	378,734	79,373	-0-

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

10.007                     Second Amendment to Ten-Year Industrial Net Lease Agreement (Building 8) dated May 1, 2003 between the Registrant and Metropolitan Life Insurance Company, a New York corporation (predecessor in interest to Seaport Centre Venture Phase I).

*10.219              Manufacturing Agreement dated May 1, 2003 between the Registrant and Key Tronic Corporation.

31.1                                 Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                                 Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                                 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                                 Certificaton of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*A confidential treatment request has been applied for or granted with respect to a portion of this document.

b)                                     Current Reports on Form 8-K

The following Current Reports on Form 8-K were filed during the three months ended June 30, 2003:

On May 14, 2003, we filed a Current Report on Form 8-K, reporting under Item 5 the Company’s first quarter financial results.

On May 19, 2003, we filed a Current Report on Form 8-K reporting under Item 9 that the Company held a conference call discussing its first quarter 2003 financial results and financial forecasts.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYGNUS, INC.

Date:	August 14, 2003	By:	/s/ John C Hodgman
John C Hodgman
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2003	By:	/s/ Craig W. Carlson
Craig W. Carlson
Chief Operating Officer and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.007

Second Amendment to Ten-Year Industrial Net Lease Agreement (Building 8) dated May 1, 2003 between the Registrant and Metropolitan Life Insurance Company, a New York corporation (predecessor in interest to Seaport Centre Venture Phase I).

*10.219	Manufacturing Agreement dated May 1, 2003 between the Registrant and Key Tronic Corporation.
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificaton of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*A confidential treatment request has been applied for or granted with respect to a portion of this document.