Form 10-Q
period 2003-09-30
CYGNUS INC /DE/
filed 2003-11-13
CIK 870755

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Transition Period from __________ to __________

0-18962
(Commission File Number)

CYGNUS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2978092 (I.R.S. Employer Identification No.)

400 Penobscot Drive Redwood City, California (Address of principal executive offices)	94063-4719 (Zip Code)

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

As of November 11, 2003, there were 38,480,253 shares of the Registrant’s common stock outstanding.

CYGNUS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Cygnus, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months ended September 30,		Nine Months ended September 30,

	2003	2002	2003	2002

Revenues:
Net product revenues	$1,035	$1,454	$1,770	$1,788
Contract revenues	65	104	217	352

Total revenues	1,100	1,558	1,987	2,140
Costs and expenses:
Costs of product revenues	7,520	1,276	12,584	3,619
Research and development	860	4,542	4,116	12,143
Sales, marketing, general and administrative	1,296	5,160	5,430	14,347

Total costs and expenses	9,676	10,978	22,130	30,109

Loss from operations	(8,576)	(9,420)	(20,143)	(27,969)
Interest and other income (expense), net	25	68	103	183
Interest expense	(516)	(850)	(1,628)	(2,508)

Loss before income taxes	(9,067)	(10,202)	(21,668)	(30,294)
Provision for income taxes	—	4	2	22

Net loss	$(9,067)	$(10,206)	$(21,670)	$(30,316)

Net loss per share, basic and diluted	$(0.24)	$(0.27)	$(0.56)	$(0.81)

Shares used in computation of amounts per share, basic and diluted	38,480	38,362	38,479	37,281

(See accompanying notes.)

Cygnus, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
( In thousands, except per share data )

	September 30,	December 31,
	2003	2002

	(unaudited)	(Note)
ASSETS:
Current assets:
Cash and cash equivalents	$8,281	$23,415
Short-term investments	800	3,202
Accounts receivable from Sankyo Pharma	188	497
Inventory	2,709	6,628
Current portion of employee notes receivable	79	57
Other current assets	1,226	1,172

Total current assets	13,283	34,971

Equipment and improvements:
Manufacturing, office and laboratory equipment	14,107	15,626
Leasehold improvements	610	610

	14,717	16,236
Less accumulated depreciation and amortization	(11,080)	(11,189)

Net equipment and improvements	3,637	5,047

Long-term portion of employee notes receivable	27	105
Deferred financing cost	2	108
Other assets	308	246

TOTAL ASSETS	$17,257	$40,477

LIABILITIES AND STOCKHOLDERS’ NET CAPITAL DEFICIENCY:
Current liabilities:
Accounts payable	$1,120	$2,518
Accrued compensation	635	2,628
Other accrued liabilities	580	606
Reserve for replacement product due to Sankyo Pharma	1,375	—
Advances from Sankyo Pharma	3,282	1,382
Deferred revenues from Sankyo Pharma	25,000	25,000
Deferred revenues from Sankyo Pharma net of deferred costs of product shipments	9,041	8,198
Current portion of amount due to Sankyo Pharma	6,770	—
Current portion of convertible debentures	18,281	4,000
Current portion of capital lease obligations	77	77
Current portion of arbitration obligation	4,000	3,000

Total current liabilities	70,161	47,409

Long-term portion of arbitration obligation	8,000	12,000
Long-term portion of convertible debentures, net of discount of $979 in 2003 and $1,902 in 2002	1,021	16,379
Long-term portion of amount due to Sankyo Pharma	2,324	7,237
Long-term portion of capital lease obligations and other long term liabilities	41	74

Commitments and contingencies

Stockholders’ net capital deficiency:
Preferred stock, $0.001 par value: 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value: 95,000 shares authorized; issued and outstanding: 38,480 and 38,479 shares at September 30, 2003 and December 31, 2002, respectively	38	38
Additional paid-in capital	254,093	254,091
Accumulated deficit	(318,421)	(296,751)

Stockholders’ net capital deficiency	(64,290)	(42,622)

TOTAL LIABILITIES AND STOCKHOLDERS’ NET CAPITAL DEFICIENCY	$17,257	$40,477

Note: The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

(See accompanying notes.)

Cygnus, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(21,670)	$(30,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,518	1,555
Loss on sale of equipment	—	24
Write-off of inventory and prepaid materials	5,988	1,066
Amortization of deferred financing costs	1,055	1,076
Stock-based compensation	1	35
Changes in operating assets and liabilities:
Accounts receivable from Sankyo Pharma	309	(1,780)
Inventory	(1,238)	(4,850)
Other assets	(915)	(147)
Accounts payable and other current liabilities	(1,424)	3,968
Reserve for replacement product due to Sankyo Pharma	1,375	—
Advances from Sankyo Pharma	1,900	—
Accrued compensation	(1,993)	(58)
Deferred revenues from Sankyo Pharma	—	19,975
Deferred revenues net of deferred costs of product shipments from Sankyo Pharma	843	2,539
Deferred revenues net of deferred costs of product shipments from end users	—	225
Arbitration obligation	(3,000)	(8,390)
Amount due to Sankyo Pharma	1,857	1,360
Other long-term liabilities	24	—

Net cash used in operating activities	(15,370)	(13,718)

Cash flows from investing activities:
Capital expenditures	(108)	(563)
Purchases of investments	(800)	(10,247)
Sales of investments	3,200	12,350
Maturities of investments	—	1,567

Net cash provided by investing activities	2,292	3,107

Cash flows from financing activities:
Issuance of common stock	1	15,742
Principal payments of convertible debentures	(2,000)	—
Principal payments of capital lease obligations	(57)	(51)

Net cash provided by/(used in) financing activities	(2,056)	15,691

Net increase/decrease in cash and cash equivalents	(15,134)	5,080
Cash and cash equivalents at beginning of the period	23,415	17,142

Cash and cash equivalents at end of the period	$8,281	$22,222

(See accompanying notes.)

Cygnus, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.	Basis of Presentation

     The interim condensed consolidated financial statements of Cygnus, Inc. and its subsidiaries (the “Company,” “Cygnus,” “us,” “we,” “our,” etc.) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. The interim condensed consolidated financial statements reflect, in the opinion of Cygnus management, all normal and recurring adjustments that management believes necessary for a fair presentation of the financial position as of the reported dates and the results of operations for the respective periods presented. Interim financial results are not necessarily indicative of results for a full year. Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform with the current period presentation. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2002 included in our 2002 Annual Report on Form 10-K, as amended by Form 10-K/A.

2.	Litigation with Sankyo Pharma Inc. and Sankyo Co., Ltd.

     On October 2, 2003, Sankyo Pharma Inc. (“Sankyo Pharma”) stated that they were stopping performance of their contractual obligations under our Sales, Marketing and Distribution Agreement and related contracts. In addition, Sankyo Pharma acknowledged that they had not paid invoices owed to us and informed us that they had no intention of remitting payment for such amounts. As of October 10, 2003, these invoices total over $6.0 million. Sankyo Pharma stated that they were relying on California Commercial Code, Section 2609(1) as a purported legal basis for ceasing performance of their contractual obligations. Section 2609(1) generally gives parties the right to demand adequate assurance of due performance by the counterparty of their contractual obligations if reasonable grounds of insecurity arise with respect to performance by the counterparty. Sankyo Pharma has stated that they had grounds for insecurity regarding our financial position and our ability to perform under the Sales, Marketing and Distribution Agreement and related contracts we have with Sankyo Pharma.

     On October 6, 2003, we filed a complaint in the Superior Court of the State of California for the County of San Mateo against Sankyo Pharma and its Japanese parent company Sankyo Co., Ltd. (“Sankyo Japan”) for breach of contract and intentional interference with contract relating to the sales, marketing and distribution of our GlucoWatch® Biographer products. During the initial 12-year term of our Sales, Marketing and Distribution Agreement with Sankyo Pharma, there are no termination rights except in very specific circumstances, none of which, we believe, has occurred. We are seeking substantial compensatory damages and other relief. The litigation in which we are currently involved may affect, among other things, our ability to sell, market and distribute our products in the United States, our financing activities, the retention of personnel and our ability to continue as a going concern. We cannot predict with certainty the eventual outcome of pending litigation, which may result in a significant adverse jury verdict or punitive damages award, or a judgment that certain of our allegations are invalid or unenforceable. Furthermore, this kind of litigation could be very costly and divert our management’s attention and resources, and any adverse determination in this litigation, or delay in resolving this litigation, may cause us to cease operations and/or seek protection under the bankruptcy laws.

     On October 9, 2003, we announced a reduction in force of approximately 60% of our work force as a result of Sankyo Pharma’s decision to stop performing under its contracts with us. We have suspended our manufacturing activities and research and development efforts for future products. We are not likely to continue to manufacture current products or develop new products in the near future. According to Sankyo Pharma, however, they are currently warehousing inventory approximating two years’ sales of our products, and these products remain available for sale in the United States.

     On October 16, 2003, we responded to Sankyo Pharma’s request for assurances under California Commercial Code, Section 2609(1). Sankyo Pharma had notified us, as well as certain health care professionals, that they will continue to provide marketing, sales, and distribution support for our GlucoWatch G2 Biographer; however, given their decision to stop performance under their contracts with us and our litigation, the commercial status of our products in the United States is unclear. We have begun looking at alternative sales, marketing and distribution approaches for our products.

     On November 6, 2003, Sankyo Pharma filed an answer and cross-claims against us for declaratory relief, breach of contract, and defamation. We have not yet filed a response to these claims. We believe that we have meritorious defenses to the causes of action asserted against us by Sankyo Pharma, and we intend to vigorously defend ourselves against these claims. This litigation is in its early stages, however, and is therefore inherently difficult to assess.

     We have incurred substantial operating losses and negative cash flows from operations since our inception, and we have used cash from equity and debt to supplement our operating cash flow requirements. As of September 30, 2003, we had cash, cash equivalents, and investments of $9.1 million. We expect to incur additional losses from operations in the foreseeable future.

     With Sankyo Pharma’s decision to stop performing under our Sales, Marketing and Distribution Agreement and related contracts, and their refusal both to pay receivables in excess of $6.0 million and to honor the balance of their binding purchase commitment to pay us $28.4 million in cash between October 1, 2003 and March 31, 2004, we will need to conserve cash and find ways to generate additional cash to finance our operations. Our ability to continue as a going concern is dependent on our ability to generate sufficient cash flow to fund our operations and meet our debt and other obligations on a timely basis. Our plans both to conserve and generate cash include further reduction of our expenses and raising additional capital. There is no certainty, however, that we will be able to undertake such measures or that additional funds will be available to us. In addition, we do not believe we will be able to generate additional cash from product sales in any significant amounts in the near term since Sankyo has been, as a practical matter, our only distribution channel. We are currently pursuing various strategic options, including but not limited to pursuing a new partnership and/or selling some or all of our assets and intellectual property. If substantial additional resources are not available, we may need to cease our operations and/or seek protection under the bankruptcy laws. These conditions raise substantial doubt about our ability to continue as a going concern after March 31, 2004.

     The financial statements, as discussed in these footnotes, do not include all adjustments necessary to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the resolution of the matter described above.

3.	Significant Accounting Policies

Accounting for Stock-Based Compensation

     We issue stock options to our employees and outside directors and provide them the right to purchase our stock pursuant to stockholder-approved stock option programs. We account for our stock-based compensation plans under the intrinsic-value method of accounting as defined by Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related interpretations. For purposes of disclosures pursuant to Financial Accounting Standards Board (FASB) Statement No. 123 (FAS 123), “Accounting for Stock Based Compensation,” as amended by FASB Statement No. 148 (FAS 148), “Accounting for Stock-Based Compensation—Transition and Disclosure,” the estimated fair value of employee and director stock options is amortized to expense over the options’ vesting period.

     The following table illustrates the effect on net loss and net loss per share if we had applied the fair-value recognition provisions of FAS 123 to stock-based employee and director compensation (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss, as reported	$(9,067)	$(10,206)	$(21,670)	$(30,316)
Deduct: Stock-based employee compensation expense determined under the fair-value method for all awards	$(334)	$129	$(1,001)	$(2,252)

Pro forma net loss	$(9,401)	$(10,077)	$(22,671)	$(32,568)

Net loss per share, basic and diluted, as reported	$(0.24)	$(0.27)	$(0.56)	$(0.81)
Net loss per share, basic and diluted, pro forma	$(0.24)	$(0.26)	$(0.59)	$(0.87)

     No stock-based employee compensation was included in net loss, as reported for the three and nine months ended September, 2003 and 2002.

     Pro forma information regarding net loss and net loss per share is required by FAS 123, which also requires that the information be determined as if we had accounted for our employee stock options granted under the fair-value method of FAS 123. For the three months ended September 30, 2003 and 2002, the estimated grant date fair value for stock options granted was $1,000 and $0, respectively. For the nine months ended September 30, 2003 and 2002, the estimated grant date fair value for stock options granted was $649,000 and $3.2 million, respectively. The fair value for the options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Risk-free interest rate	2.97%	2.93%	2.92%	2.93%
Volatility	0.91	0.87	0.89	0.87
Dividend yield	0	0	0	0
Expected life (years)	5	5	3	5

     Effective January 8, 2003, the Board of Directors suspended the Amended 1991 Employee Stock Purchase Plan, as last amended and restated February 12, 2002, because our stock had been delisted from trading on the Nasdaq National Market. Thus, no shares were purchased pursuant to the Employee Stock Purchase Plan during the three and nine months ended September 30, 2003. The valuation related to the shares granted pursuant to the Employee Stock Purchase Plan in 2002 was calculated using the following variables:

	Nine Months Ended September 30,

	2003	2002

Risk-free interest rate	N/A	1.13%
Volatility	N/A	1.25%
Dividend yield	N/A	0
Expected life (years)	N/A	0.5

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

     Due to the early stage of our product commercialization activities, the estimates required in inventory valuation, including production yields and normal capacity, labor costs incurred in the production of each unit and overhead costs applicable to manufacturing operations, are inherently uncertain, thus actual results may differ from those estimates. Write-offs for potential obsolescence or for inventories in excess of demand and estimates for replacement costs of any stale-dated AutoSensor inventory held by Sankyo Pharma are also determined based on significant estimates, which may be significantly impacted by our litigation with Sankyo Pharma and Sankyo Japan.

Revenue Recognition

     Product revenues are generated upon the sale of our GlucoWatch Biographer and GlucoWatch® G2™ Biographers and related accessories in the United States and the United Kingdom. The GlucoWatch Biographer systems consist of two integrated parts: the durable Biographer and the disposable, single-use AutoSensor. After the initial sales of the Biographers, revenues will continue to be recorded upon the sale of additional AutoSensors and accessories to support the installed base of Biographers.

     Product sales are recorded when all of the following conditions have been met: product has been shipped, transfer of title has taken place, there is persuasive evidence of an arrangement, the price is fixed or determinable, and collection is reasonably assured. Revenues generated from our shipments of sample and practice Biographers are recognized when all the above conditions are met, typically upon delivery of these products to Sankyo Pharma, as the sales of such products are not subject to future pricing adjustments. With regard to product sales that were made directly by us to third parties, from time to time we allowed customers to return product for credit. In such instances, we deferred revenue until the return period expired. We accrue for estimated warranty costs and other allowances when the revenues from product sales are recognized. The warranty expenses recorded to date have not been significant and are within historical estimates. Revenues in the United States generated from our shipments of product to Sankyo Pharma for resale under our Sales, Marketing and Distribution Agreement were deferred until the product was sold by Sankyo Pharma to its third-party customers, because the net price of our product sales to Sankyo Pharma was subject to certain pricing adjustments, such as rebates, discounts and certain fees offered or paid by Sankyo Pharma to its third-party customers.

     For the three and nine months ended September 30, 2003, $2.2 million and $6.5 million of revenues were deferred, respectively. The costs of product revenues associated with these shipments are also deferred until the revenues are recognized. For the three and nine months ended September 30, 2003, $1.2 million and $4.2 million of such costs were deferred, respectively. In addition, for the three and nine months ended September 30, 2003, deferred costs of $0 and $821,000, respectively, were recorded for AutoSensors we estimated we would have had to replace due to stale-dating throughout the next twelve months. As of September 30, 2003, total revenues of $17.1 million were deferred, along with associated costs of $8.1 million. The net amount of $9.0 million is included on our condensed consolidated balance sheet as of September 30, 2003, under the caption “Deferred revenues from Sankyo Pharma net of deferred costs of product shipments.” This balance was $8.2 million as of December 31, 2002.

     If Sankyo Pharma had continued to perform under our Sales, Marketing and Distribution Agreement and related contracts, we would have been responsible for replacing any AutoSensors in Sankyo Pharma’s inventory that became stale-dated (had less than six months of shelf life remaining). Revenue recognition is not impacted by the replacement of stale-dated AutoSensors because revenues related to these AutoSensors will not yet have been recognized. The costs of product revenues, however, would ultimately have increased by the cost of the replacement AutoSensors. Based on Sankyo Pharma’s inventory and our estimates of Sankyo Pharma’s sales to its third-party customers, we accrued the estimated costs of replacing stale-dated AutoSensors during the second quarter of 2003. Such additional cost accruals amounted to $1.4 million, of which approximately $821,000 is included as a component of “Deferred revenues from Sankyo Pharma net of deferred costs of product shipments” and the remaining $554,000, the amount by which the original cost and replacement cost of the AutoSensors would have exceeded revenues, has been recorded as additional costs of product revenues because the total cost of the original

AutoSensors and the estimated cost of the replacement AutoSensors were expected to exceed our sales price of these products to Sankyo Pharma. Due to the uncertainty of our litigation with Sankyo Pharma and Sankyo Japan, we have not accrued any additional costs associated with stale-dated AutoSensors for the three months ended September 30, 2003. Whether we will eventually need to replace any stale-dated AutoSensors depends upon the resolution of our dispute with Sankyo Pharma and Sankyo Japan.

     Our contract revenues may include up-front and/or interim milestone payments from co-promotion; sales, marketing and distribution; and development agreements. Milestone payments are recorded as revenue based on the provisions of the underlying agreement and the estimated period of continuing obligations, generally the contract term. No revenues are recognized for such milestones if there is any potential that these milestones may have to be repaid. All milestone payments received ($25.0 million) pursuant to our contractual arrangements with Sankyo have been deferred, since the milestone payments may need to be repaid if the agreement is terminated prior to April 2005 because (1) we cannot supply product for a specified period of time, or (2) our product is recalled or withdrawn from the market for a specified period of time, or (3) there is a change of control and our successor in interest terminated our agreement with Sankyo Pharma. Because these conditions could occur and the payments might need to be repaid at any time, we are required to report the deferred amounts as current deferred revenue until the potential for repayment expires in 2005. Consequently, if the contractual relationship had run its full term, the milestone amounts would have been recognized as revenue beginning in 2005 and continuing over the remaining term of the initial 12-year agreement with Sankyo Pharma; thus, in 2005, we would have expected to record the accumulated revenue of $7.8 million and thereafter would have recorded proportional amounts of the deferred revenue of approximately $521,000 per quarter over the remaining 9 years. In light of the litigation with Sankyo Pharma and Sankyo Japan, however, the timing of revenue recognition for the milestones may be subject to adjustment.

     Our contract revenues also include payments received pursuant to research grants. Revenues are recognized based on the performance requirements of the grant contract and as reimbursable expenses are incurred.

     We evaluate the collectability of our trade receivables based on our customers’ abilities to meet their financial obligations and generally do not require collateral. We determine amounts to be past due based on the terms and conditions set forth in the purchase agreements. At September 30, 2003, we have receivables from Sankyo Pharma of $5.2 million, which are past due and which Sankyo Pharma has refused to pay. For financial statement presentation purposes, at September 30, 2003, we have offset the receivables for prepayments due at the time of order ($5.1 million at September 30, 2003) against “Advances from Sankyo Pharma” in the current liability section of our condensed consolidated balance sheet.

Accounting for Impairment or Disposal of Long-Lived Assets

     We review equipment and improvements and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of carrying amount of the assets to future net cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment is recognized and is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets, evaluated by considering the present value of future net cash flows. In light of the litigation with Sankyo Pharma and Sankyo Japan, the carrying amounts of these assets may be subject to future adjustments.

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

4.	Comprehensive Loss

     Unrealized gains or losses on investments for the three and nine months ended September 30, 2003 and 2002 were not material, and total comprehensive loss approximated net loss for each of these periods.

5.	Inventory

     Inventory is stated at standard cost adjusted to approximate the lower of actual cost (first-in, first out method) or market cost, after appropriate consideration has been given to obsolescence and inventory in excess of anticipated future demand.

     In light of our litigation with Sankyo Pharma and Sankyo Japan and our subsequent reduction in force, as well as Sankyo Pharma reporting to us that they are holding approximately a two-year supply of inventory of product and their instructions to stop shipments of any additional product to them, it is unlikely that we will continue to manufacture any product in the near future. We have determined that we will not be able to realize the value of our remaining raw materials and work-in-process inventories and have thereof written off approximately $4.9 million of this inventory that was not either subsequently shipped to Sankyo Pharma or converted to finished goods. The finished goods inventory amounts may be subject to future adjustments based on the results of our litigation. We will continue to evaluate the realizable value of our finished goods inventory.

     Inventory at September 30, 2003 consisted of the following (in thousands):

	September 30, 2003	December 31, 2002

Raw materials	$1,199	$5,162
Work-in-process	0	1,098
Finished goods	1,510	368

Total	$2,709	$6,628

     Approximately $1.3 million of our finished goods inventory at September 30, 2003 was product in transit to Sankyo Pharma and an additional $236,000 of our September 30, 2003 raw materials inventory balance was converted to finished goods in early October 2003 and shipped to Sankyo Pharma.

     Additionally, in light of our litigation with Sankyo Pharma and their instructions to us to stop all product shipments and the likelihood that we will not continue to manufacture any product in the near future, we have written off $831,000 in prepaid component orders to one of our sole source component suppliers. This amount was included in “Other current assets” on our condensed consolidated balance sheet.

     Prior to the approval by the FDA of our products and our commercial processes, material was generally charged to research and development expenses upon receipt and was not carried as inventory in the financial statements. Accordingly, inventory values at September 30, 2003 and December 31, 2002 and the costs of product revenues for the three and nine months ended September 30, 2003 and 2002 do not include such previously expensed or written off obsolete material. Our costs of product revenues for the three months ended September 30, 2003 and 2002 would have been $130,000 and $834,000 higher, respectively, had we not utilized some of this previously expensed material in our production process. For the nine months ended September 30, 2003 and 2002, these costs would have been $379,000 and $1.2 million higher, respectively, for the same reason.

6.	Financing Instruments

Convertible Debentures

     Pursuant to the August 21, 2002 amendment to our Convertible Debentures, we paid $2.0 million in principal to the debenture holders on June 26, 2003, as the holders had not converted any shares of stock. As of September 30, 2003, the principal due to the debenture holders was $20.3 million. Under our amended Convertible Debentures, we are required to make a second $2.0 million payment on December 31, 2003. These payments result in the maturity dates of equal amounts of the remaining principal being extended for one year. Thus, the $2.0 million paid in June 2003 both reduced the amount of principal owed and extended the maturity date for $2.0 million from June 29, 2004 to June 29, 2005.

     Additionally, we may, at our discretion, make additional prepayments with no penalty, and such prepayments will also extend the maturity dates of equal amounts of remaining principal. As of September 30, 2003, without prepayments, $14.4 million in principal is due June 29, 2004, $3.9 million in principal is due September 29, 2004, and $2.0 million in principal is due June 29, 2005 (resulting from the mandatory $2.0 million payment made in June 2003).

7.	Contractual Arrangements with Sankyo Pharma

     We are currently in litigation with Sankyo Pharma and Sankyo Japan relating to our contractual arrangements. On July 8, 2002, we had entered into a Sales, Marketing and Distribution Agreement with Sankyo Pharma that superseded and replaced our prior November 28, 2001 Co-Promotion Agreement with them. Under the new agreement, Sankyo Pharma was responsible for sales, marketing, managed care and government contracting, and distribution of our GlucoWatch G2 Biographer and our other similar glucose monitoring products for a period of 12 years beginning on April 1, 2002. Under our Sales, Marketing and Distribution Agreement, Sankyo Pharma was required to provide a specialty sales force of 100 people, to conduct a specified number and type of product details to physicians, and to utilize all of its large national primary care sales force during the term of the agreement. Under this new agreement, Sankyo Pharma was also required to pay us an additional $15.0 million in milestone payments, thus bringing total milestone payments, including milestone payments received under the November 2001 Co-Promotion Agreement, to $25.0 million, all of which has been received. In addition, on March 19, 2003 Sankyo Pharma committed to purchase a specific amount of product for the period June 2003 through March 2004.

     For its sales, marketing and distribution activities, Sankyo Pharma was entitled to a margin equivalent to a predetermined percentage of Sankyo Pharma’s net sales to its third-party customers. For Sankyo Pharma to receive its specified margin, the following calculations were made. First, Sankyo Pharma’s net sales were determined by subtracting certain allowed deductions such as rebates, discounts and fees, including TheraCom, Inc.’s costs for product dispensing and patient reimbursement services, from Sankyo Pharma’s gross sales. (TheraCom is a third party with whom Sankyo has contracted to provide product dispensing and patient reimbursement services for our products.) Next, the amount that Sankyo Pharma paid us for the products we shipped to them was subtracted from Sankyo Pharma’s net sales. The sales and marketing commission we owed to Sankyo Pharma was then calculated so that Sankyo Pharma received its specified margin. In periods when the allowed deductions were high relative to Sankyo Pharma’s sales to its third-party customers, the effect of Sankyo Pharma’s being entitled to receive this specified margin was that we might report no, or negative, net product revenues for that period. The predetermined percentage was 15% for net sales in the first year after our first-generation Biographer launch. Beginning April 1, 2003 and continuing for one year, this predetermined percentage increased to 30%. Thereafter, for the remainder of the initial 12-year term of our agreement, the predetermined percentage would have been 40%; however, commencing on January 1, 2007, if Sankyo Pharma’s net sales were to have exceeded $225.0 million in any given calendar year, then the predetermined percentage would have increased to 45% for one year following the given calendar year that sales exceeded this specified amount. Payment of a quarterly sales and marketing commission, which constitutes a portion of this predetermined percentage to which Sankyo Pharma was entitled, for the years 2002 through 2004 can be deferred until at least 2005 and, under certain circumstances, to 2008. As of September 30, 2003, total sales and marketing commissions of $2.3 million have been accrued, the payment of which has been deferred and is included on our condensed consolidated balance sheet under the caption “Long-term portion of amount due to Sankyo Pharma.” These amounts may be subject to adjustments in the future, depending upon the resolution on our litigation with Sankyo Pharma and Sankyo Japan.

     Furthermore, we are no longer obligated to spend promotional funds, as was required in our prior November 28, 2001 Co-Promotion Agreement; however, for 2002, we were required to reimburse Sankyo Pharma for their actual promotional expenses of $6.7 million, and we have a contractual right to defer the payment of such reimbursement to Sankyo Pharma until second quarter 2004. This amount was included in our results of operations for the year ended December 31, 2002. The $6.7 million, together with an amount we owe Sankyo Pharma for customer rebates, is included on our condensed consolidated balance sheet as of September 30, 2003, under the caption “Current portion of amount due to Sankyo Pharma.” These amounts may be subject to adjustments in the future, depending upon the resolution of our litigation with Sankyo Pharma and Sankyo Japan. If the deferral of our commissions and promotional funds had reached a certain specified dollar amount, Sankyo Pharma would have then had a first security interest in certain of our U.S. patents. Our commission deferral and our promotional funds did not reach that specified dollar amount as of September 30, 2003.

     All assets and liabilities related to Sankyo Pharma as of September 30, 2003 that may be subject to future adjustments depending upon the resolution of our litigation with Sankyo Pharma and Sankyo Japan are as follows (in thousands):

Current assets:
Accounts receivable from Sankyo Pharma	$188

Current liabilities:
Reserve for replacement product due to Sankyo Pharma	$1,375
Advances from Sankyo Pharma	3,282
Deferred revenues from Sankyo Pharma	25,000
Deferred revenues from Sankyo Pharma net of deferred costs of product shipments	9,041
Current portion of amount due to Sankyo Pharma	6,770

Total current liabilities related to Sankyo Pharma	$45,468

Long-term liabilities:
Long-term portion of amount due to Sankyo Pharma	$2,324

8.	Preferred Share Purchase Rights Plan

     Our Stockholder Rights Plan (“Plan”) expired on September 21, 2003. Previously, pursuant to the Plan, the Board of Directors had declared a dividend distribution of one Preferred Share Purchase Right (“Right”) for each outstanding share of common stock, issuable on or after October 18, 1993, to stockholders of record on that date. All such Rights have expired.

9.	Arbitration Award Obligation

     On December 11, 1997, the International Court of Arbitration issued a Final Award, which was not appealable, in an arbitration matter between Sanofi, S.A., now Sanofi-Synthelabo, and Cygnus related to transdermal hormone replacement therapy systems. This Final Award against Cygnus of $37.0 million was entered as a judgment of the United States District Court for the Northern District of California. An initial payment of $14.0 million was made within 14 days of the Final Award and in 1997 we accrued an aggregate remaining liability of $23.0 million for the following obligations: (i) payments of an aggregate amount equal to $17.0 million as royalty payments for the period 2001 through 2005, payable 60 days after the end of each fiscal year ($2.0 million of which was paid in February 2002 for the year 2001, $3.0 million of which is to be paid for the year 2002, $4.0 million of which is to be paid for the year 2003, $4.0 million of which is to be paid for the year 2004 and $4.0 million of which is to be paid for the year 2005), and (ii) a convertible promissory note bearing interest at 6.5% per annum in the principal amount of $6.0 million, issued in December 1997, which was paid in full in cash with accrued annual interest of $390,000 in January 2002. The underlying agreement, which was the subject matter of the arbitration, was terminated on December 15, 1999. As of September 30, 2003, the aggregate amount payable under this obligation was $12.0 million, of which $4.0 million is included in our current obligations.

     Effective November 3, 2003, we entered into agreements with Sanofi-Synthelabo to extend by one year the periods of time for payment of the remaining arbitration obligations. Under the Amendment to the Final Arbitration Award, the accrued aggregate remaining liability of $12.0 million for the years 2003, 2004 and 2005 will be paid as follows, respectively: (i) $4.0 million is due February 2005, (ii) $4.0 million is due February 2006 and (iii) $4.0 million is due February 2007, and Sanofi-Synthelabo has the possibility of receiving accelerated payments in the event we receive a lump-sum cash payment from our dispute with Sankyo Pharma and Sankyo Japan. Specifically, in the event that we receive a lump-sum cash payment in an amount greater than or equal to $25.0 million but less than or equal to $50.0 million, then (i) $500,000 of such payment would be immediately payable to Sanofi-Synthelabo, (ii) $4.5 million would be due in February, 2005, (iii) $4.0 million would be due in February, 2005, (iii) $4.0 million would be due in February, 2006, and (iv) $3.0 million would be due in February 2007. If, however, we receive a lump-sum cash payment in an amount greater than $50.0 million but less than or equal to $75.0 million, then (i) $1.0 million of such payment would be immediately payable to Sanofi-Synthelabo, (ii) $5.0 million would be due in February, 2005, (iii) $4.0 million would be due in February, 2006, and (iv) $2.0 million would be due in February 2007. If we receive a lump-sum cash payment in an amount greater than $75.0 million but less than or equal to $125.0 million, then (i) $4.0 million of such payment would be immediately payable to Sanofi-Synthelabo, and (ii) $8.0 million would be due in February, 2005. Finally, if we receive a lump-sum cash payment in an amount of greater than $125.0 million, then $12.0, representing the entire payment due to Sanofi-Synthelabo, would be immediately payable. In the event that we receive a lump-sum payment from Sankyo Pharma and/or Sankyo Japan after February 2005, then we will pay a catch-up payment under whichever of the above-described situations has occurred. We also entered into a Security Agreement granting Sanofi-Synthelabo a subordinate security interest in all of our assets (other than U.S. Patents and patent applications then existing or thereafter arising) to secure our obligations under the Amendment to the Final Award.

10.	Sale of Drug Delivery Business

     On December 15, 1999, we completed the sale of substantially all of our drug delivery business segment assets to Ortho-McNeil Pharmaceutical, Inc. (“Ortho-McNeil”), a Johnson & Johnson company. Under the terms of our agreement, Ortho-McNeil was subject to paying up to an additional $55.0 million in cash, contingent on the achievement of certain milestones. These potential milestone payments are dependent upon the achievement by Ortho-McNeil of certain technical and regulatory accomplishments and timely submissions of regulatory documents related to the Ortho Evra® (Johnson & Johnson, New Brunswick, New Jersey) transdermal contraceptive patch. The achievement of these milestones are not within our control. Of this $55.0 million, $22.5 million potential payments were not received because certain Ortho-McNeil accomplishments were not met, resulting in $32.5 million left in potential milestone payments. Of this amount, $30 million was dependent on Ortho-McNeil achieving certain accomplishments in 2002. In response to our multiple requests for information and documentation relating to the status of activities related to these milestone payments, Ortho-McNeil responded that they did not achieve the necessary accomplishments and that, in their opinion, they did not owe us $30.0 million. Both parties have retained outside legal counsel, and we are evaluating potential courses of action. The remaining $2.5 million in potential milestone payments may be payable to us through 2005.

11.	Warranties and Indemnification

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

     We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, suppliers, clinical sites, contractors, etc. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities and/or product liabilities. These indemnification provisions generally survive termination of the underlying agreements. In some cases, the maximum potential amount of future payments we could be required to make under these indemnification provisions are unlimited. The estimated fair value of the indemnity obligations of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2003, and we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.

12.	Subsequent Events

     On October 2, 2003, Sankyo Pharma informed us that they were stopping performance of their contractual obligations under our Sales, Marketing and Distribution Agreement and related contracts. On October 6, 2003, we filed a lawsuit against Sankyo Pharma and Sankyo Japan for breach of contract and intentional interference with contract relating to the sales, marketing and distribution of our GlucoWatch Biographer products. On October 9, 2003, we announced a reduction in force of approximately 60% of our work force as a result of Sankyo Pharma’s decision to stop performing under its contracts with us. (See Note 2. “Current Litigation with Sankyo Pharma Inc. and Sankyo Co., Ltd.”)

     On October 15, 2003, we terminated our second building lease that would have run through December 2003, which we had previously subleased to Maxygen, Inc. We received full payment from Maxygen, Inc. for this early termination, and in turn paid the remaining lease amount to the property owner. This early termination was unrelated to our litigation with Sankyo Pharma and Sankyo Japan.

     Effective November 3, 2003, we entered into agreements with Sanofi-Synthelabo to extend by one year the periods of time for payment of the remaining arbitration obligations with certain accelerations if we receive a lump-sum cash payment from Sankyo Pharma and/or Sankyo Japan and to grant Sanofi-Synthelabo a subordinate security interest in all of our assets (other than U.S. Patents and patent applications then existing or thereafter arising) to secure our obligations. (See Note 9. “Arbitration Award Obligation.”)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Some of the statements in this report, including in the documents incorporated by reference, are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions and other statements contained in this report, including in the documents incorporated by reference, that are not statements of historical fact. Forward-looking statements include, but are not limited to, statements about our allegations and expectations regarding our contracts with Sankyo Pharma Inc.; the decision by Sankyo Pharma to stop performing under its contracts with us and the interference of such contracts by Sankyo Co., Ltd., the Japanese parent company; the capabilities and potential of the GlucoWatch Biographer business; our ability to manufacture and commercially scale up the GlucoWatch Biographer; our plans for commercialization alliances; our ability to achieve market acceptance of the GlucoWatch Biographer; and the speed and potential results of the regulatory process. In some cases, you can identify these statements by words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continues,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions. We cannot guarantee future results, levels of activity, performance or achievements. Our actual results and the timing of certain events may differ significantly from the results and timing discussed in this report, including those under “Risk Factors” herein, as well as in the documents incorporated by reference.

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

     We launched the GlucoWatch G2 Biographer in the United States on September 16, 2002 under our Sales, Marketing and Distribution Agreement with Sankyo Pharma Inc. (“Sankyo Pharma”), a wholly owned U.S. subsidiary of Sankyo Co., Ltd. (“Sankyo Japan”), a Japanese pharmaceutical and medical products company. Sankyo Pharma contracted with TheraCom, Inc., a subsidiary of AdvancePCS, to provide product dispensing and patient reimbursement services for our products.

     On October 2, 2003, Sankyo Pharma informed us that they were stopping performance of their contractual obligations under our Sales, Marketing and Distribution Agreement and related contracts. On October 6, 2003, we filed a lawsuit against Sankyo Pharma and Sankyo Japan for breach of contract and intentional interference with contract relating to the sales, marketing and distribution of our GlucoWatch Biographer products. On October 9, 2003, we announced a reduction in force of approximately 60% of our work force as a result of Sankyo Pharma’s decision to stop performing under its contracts with us.

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

     Current methods for measuring glucose, in which skin is lanced and a blood sample is obtained for measurement, are painful and inconvenient to the user. Because of this, the vast majority of people with diabetes do not perform the frequent glucose testing that is necessary to provide adequate information to manage diabetes, despite substantial clinical evidence of the benefits of more intensive diabetes management. We believe there is an unmet medical need for a device that can provide and track frequent glucose readings automatically and non-invasively. Our GlucoWatch Biographers enable people with diabetes and their physicians to identify trends and track patterns in fluctuating glucose levels that would be difficult to detect with current testing techniques alone. Although our GlucoWatch Biographers are not intended to replace existing painful and inconvenient testing methods and, in the United Sates, are classified as adjunctive devices, we believe the GlucoWatch Biographers will lead to better-informed decisions regarding the way individuals manage their diabetes. Users must first calibrate the GlucoWatch Biographers with a blood glucose measurement and must make major decisions, such as insulin dosing, based on blood glucose measurements, but they are able to identify trends and track patterns by monitoring glucose levels on a more frequent and automatic basis than would be the case if they could only use existing finger stick or other blood glucose measurement devices.

Major Developments Since September 30, 2003

     On October 2, 2003, Sankyo Pharma stated that they were stopping performance of their contractual obligations under our Sales, Marketing and Distribution Agreement and related contracts. In addition, Sankyo Pharma acknowledged that they had not paid invoices owed to us and informed us that they had no intention of remitting payment for such amounts. As of October 10, 2003, these invoices total over $6.0 million. Sankyo Pharma stated that they were relying on California Commercial Code, Section 2609(1) as a purported legal basis for ceasing performance of their contractual obligations. Section 2609(1) generally gives parties the right to demand adequate assurance of due performance by the counterparty of their contractual obligations if reasonable grounds of insecurity arise with respect to performance by the counterparty. Sankyo Pharma has stated that they had grounds for insecurity regarding our financial position and our ability to perform under the Sales, Marketing and Distribution Agreement and related contracts we have with Sankyo Pharma.

     On October 6, 2003, we filed a complaint in the Superior Court of the State of California for the County of San Mateo against Sankyo Pharma and Sankyo Japan for breach of contract and intentional interference with contract relating to the sales, marketing and distribution of our GlucoWatch Biographer products. During the initial 12-year term of our Sales, Marketing and Distribution Agreement with Sankyo Pharma, there are no termination rights except in very specific circumstances, none of which, we believe, has occurred. We are seeking substantial compensatory damages and other relief. The litigation in which we are currently involved may affect, among other things, our ability to sell, market and distribute our products in the United States, our financing activities, and the retention of our remaining personnel. We cannot predict with certainty the eventual outcome of the pending litigation, which may result in a significant adverse jury verdict or punitive damages award, or a judgment that certain of our allegations are invalid or unenforceable. This kind of litigation could be very costly and will divert our management’s attention and resources, and any adverse determination in this litigation, or delay in resolving this litigation, may cause us to cease our operations and/or seek protection under the bankruptcy laws.

     On October 9, 2003, we announced a reduction in force of approximately 60% of our work force as a result of Sankyo Pharma’s decision to stop performing under its contracts with us. We have suspended our manufacturing activities and research and development efforts for future products. We are not likely to continue to manufacture current products or develop new products in the near future. According to Sankyo Pharma, however, they are currently warehousing inventory approximating two years’ sales of our products, and these products remain available for sale in the United States.

     On October 15, 2003, we terminated our second building lease that would have run through December 2003, which we had previously subleased to Maxygen, Inc. We received full payment from Maxygen, Inc. for this early termination, and in turn paid the remaining lease amount to the property owner. This early termination was unrelated to our litigation with Sankyo Pharma and Sankyo Japan.

     On October 16, 2003, we responded to Sankyo Pharma’s request for assurances under California Commercial Code, Section 2609(1). Sankyo Pharma had notified us, as well as certain health care professionals, that they will continue to provide marketing, sales, and distribution support for our GlucoWatch G2 Biographer; however, given their decision to stop performing under their contracts with us and our litigation, the commercial status of our products in the United States is unclear. We have begun looking at alternative sales, marketing and distribution approaches for our products.

     On October 31, 2003, we completed our PMA supplement submission to the FDA for our third-generation product. This improved Biographer and AutoSensor system reduces the number of skipped glucose measurements while maintaining the accuracy of the glucose data reported to the user and also increases the percentage of successful calibrations after the two-hour warm-up period. We expect that this system will receive FDA approval in first quarter 2004, although there can be no assurances that this approval will occur in this time frame, it at all. Additionally, the FDA is currently reviewing our PMA supplement for pre-treatment with certain topical corticosteroids that show a reduction in skin irritation while maintaining the accuracy of our products. We cannot predict when this supplement will be approved, if at all.

     Effective November 3, 2003, we entered into agreements with Sanofi-Synthelabo to extend by one year the periods of time for payment of the remaining arbitration obligations pursuant to the Final Award issued against Cygnus by the International Court of Arbitration in December 1997 relating to royalties for transdermal hormone replacement therapy systems. Under the Amendment to the Final Arbitration Award, the accrued aggregate remaining liability of $12.0 million for the years 2003, 2004 and 2005 will be paid as follows, respectively: (i) $4.0 million is due February 2005, (ii) $4.0 million is due February 2006 and (iii) $4.0 million is due February 2007, and Sanofi-Synthelabo has the possibility of receiving accelerated payments in the event we receive a lump-sum cash payment from our dispute with Sankyo Pharma and Sankyo Japan. We also entered into a Security Agreement granting Sanofi-Synthelabo a subordinate security interest in all of our assets (other than U.S. Patents and patent applications then existing or thereafter arising) to secure our obligations under the Amendment to the Final Award.

     On November 6, 2003, Sankyo Pharma filed an answer and cross-claims against us for declaratory relief, breach of contract, and defamation. We have not yet filed a response to these claims. We believe that we have meritorious defenses to the causes of action asserted against us by Sankyo Pharma, and we intend to vigorously defend ourselves against these claims. This litigation is in its early stages, however, and is therefore inherently difficult to assess.

     We have incurred substantial operating losses and negative cash flows from operations since our inception, and we have used cash from equity and debt to supplement our operating cash flow requirements. As of September 30, 2003, we had cash, cash equivalents, and investments of $9.1 million. We expect to incur additional losses from operations in the foreseeable future.

     With Sankyo Pharma’s decision to stop performing under our Sales, Marketing and Distribution Agreement and related contracts, and their refusal both to pay receivables in excess of $6.0 million and to honor the balance of their binding purchase commitment to pay us $28.4 million in cash between October 1, 2003 and March 31, 2004, we will need to conserve cash and find ways to generate additional cash to finance our operations. Our ability to continue as a going concern is dependent on our ability to generate sufficient cash flow to fund our operations and meet our debt and other obligations on a timely basis. Our plans both to conserve and generate cash include further reduction of our expenses and raising additional capital. There is no certainty, however, that we will be able to undertake such measures or that additional funds will be available to us. In addition, we do not believe we will be able to generate additional cash from product sales in any significant amounts in the near term since Sankyo has been, as a practical matter, our only distribution channel. We are currently pursuing various strategic options, including but not limited to pursuing a new partnership and/or selling some or all of our assets and intellectual property. If substantial additional resources are not available, we may need to cease our operations and/or seek protection under the bankruptcy laws. These conditions raise substantial doubt about our ability to continue as a going concern after March 31, 2004.

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

     Product sales are recorded when all of the following conditions have been met: product has been shipped, transfer of title has taken place, there is persuasive evidence of an arrangement, the price is fixed or determinable, and collection is reasonably assured. Revenues generated from our shipments of sample and practice Biographers are recognized when all the above conditions are met, typically upon delivery of these products to Sankyo Pharma, as the sales of such products are not subject to future pricing adjustments. With regard to product sales that were made directly by us to third parties, from time to time we allowed customers to return product for credit. In such instances, we deferred revenue until the return period expired. We accrue for estimated warranty costs and other allowances when the revenues from product sales are recognized. The warranty expenses recorded to date have not been significant and are within historical estimates. Revenues in the United States generated from our shipments of product to Sankyo Pharma for resale under our Sales, Marketing and Distribution Agreement were deferred until the product was sold by Sankyo Pharma to its third-party customers, because the net price of our product sales to Sankyo Pharma was subject to certain pricing adjustments, such as rebates, discounts and certain fees offered or paid by Sankyo Pharma to its third-party customers.

     Our contract revenues may include up-front and/or interim milestone payments from co-promotion; sales, marketing and distribution; and development agreements. Milestone payments are recorded as revenue based on the provisions of the underlying agreement and the estimated period of continuing obligations, generally the contract term. If Sankyo Pharma had continued to perform under our Sales, Marketing and Distribution Agreement and related contracts, the $25.0 million in milestones already received under the Co-Promotion Agreement and the Sales, Marketing and Distribution Agreement was to be recognized as revenue over the initial 12-year term of our contractual relationship (from April 1, 2002 until April 1, 2014), with no recognition of revenue until April 1, 2005, since the milestone payments might have needed to be repaid before then if the agreement was terminated because (1) we could not supply product for a specified period of time, or (2) our product was recalled or withdrawn from the market for a specified period of time, or (3) there was a change of control and our successor in interest terminated our agreement with Sankyo Pharma. Consequently, if the agreement had run its full initial term of 12 years, the milestone amounts would have been recognized as revenue beginning April 1, 2005 and continuing over the remaining 12 years. In light of the litigation with Sankyo Pharma and Sankyo Japan, the timing of revenue recognition for the milestones may be subject to adjustment.

     Our contract revenues also include payments received pursuant to research grants. Revenues are recognized based on the performance requirements of the grant contract and as reimbursable expenses are incurred.

Inventory Valuation

     Inventory is stated at standard cost adjusted to approximate the lower of actual cost (first-in, first-out method) or market, after appropriate consideration is given to obsolescence and inventory in excess of anticipated future demand. However, due to the early stage of our product commercialization activities, the estimates required in inventory valuation, including production yields and normal capacity, labor costs incurred in the production of each unit and overhead costs applicable to manufacturing operations, are inherently uncertain. Thus, actual results may differ from those estimates. Also, the valuation of our inventory, as well as reserves for replacement costs for stale-dated AutoSensors held by Sankyo Pharma, depends significantly upon estimates related to our litigation with Sankyo Pharma and Sankyo Japan, and these estimates may substantially change over the course of the litigation.

     Prior to the approval by the FDA of our product and our commercial processes, material was generally charged to research and development expenses upon receipt and was not carried as inventory in the financial statements. Accordingly, at and for the nine months ended September 30, 2003, inventory values and the costs of product revenues do not include previously expensed material.

Impairment of Long-Lived Assets

     We review equipment and improvements and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of carrying amount of the assets to future net cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment is recognized and is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets, evaluated by considering the present value of future net cash flows. In light of our litigation with Sankyo Pharma and Sankyo Japan, the amount of these assets may be subject to future adjustments.

Results of Operations

     Our results of operations have fluctuated from period to period and are expected to continue to fluctuate in the future based upon the progress and ultimate outcome of our litigation with Sankyo Pharma and Sankyo Japan, the demand for our products, product revenues and our costs of product revenues, as well as the level of our expenses during any given period. Historical results should not be viewed as indicative of future operating results. We are also subject to risks common to companies in our industry and at our stage of development, including risks inherent in our litigation with Sankyo Pharma and Sankyo Japan and our need to find alternative approaches for the sales, marketing and distribution of our products in the United States; enforcement of our patents and proprietary rights; need for future capital, particularly in light of our stock currently being listed on the OTC Bulletin Board; potential competition; and uncertainty of future regulatory approvals. We have experienced operating losses since our inception, and we expect to continue to incur operating losses at least until we have significant product sales, if we ever do. We had a net loss of $21.7 million for the nine months ended September 30, 2003. At September 30, 2003, our accumulated deficit and our stockholders’ net capital deficiency were $318.4 million and $64.3 million, respectively.

Comparison for the Three Months and Nine Months Ended September 30, 2003 and 2002

     Net product revenues for the three months ended September 30, 2003 were $1.0 million, compared to $1.5 million for the three months ended September 30, 2002. Net product revenues for the nine months ended September 30, 2003 were $1.8 million, compared to $1.8 million for the nine months ended September 30, 2002. Net product revenues recognized for the three months and nine months ended September 30, 2003 resulted from sales by Sankyo Pharma to its third-party customers of our GlucoWatch Biographers in the United States, which had been deferred in previous periods in accordance with our revenue recognition policy, as well as from our sales to Sankyo Pharma of practice and sample Biographers. Net product revenues for the three months ended September 30, 2002 and nine months ended September 30, 2002 resulted from our initial sales of the GlucoWatch Biographer in the United States and the United Kingdom. Although the revenues recognized for the nine months ended September 30, 2003 and 2002 were similar, revenues for a greater number of AutoSensors were recognized for the nine months ended September 30, 2003. Most of the product revenues in 2003 related to sales by Sankyo Pharma recognized net of sales and marketing commissions, however, most of the AutoSensor sales recognized for the nine months ended September 30, 2002 were for direct sales by us to end-user customers. Our recognized revenue was significantly reduced by sales and marketing commissions we owed to Sankyo for their increased responsibilities in 2003. Deferred sales and marketing commissions for the nine months ended September 30, 2003 were $1.8 million, compared to $167,000 for the nine months ended September 30, 2002.

     Unit shipments of the GlucoWatch Biographers for the three and nine months ended September 30, 2003 were 2,346 and 7,558, respectively. For the three months ended September 30, 2003, substantially all of the Biographers were sample Biographers sold to Sankyo Pharma. During the three and nine months ended September 30, 2003, we shipped approximately 413,000 AutoSensors and 891,000 AutoSensors, respectively, substantially all of which were shipped to Sankyo Pharma. The total invoice amount of our Biographer, AutoSensor and accessory shipments for the three and nine months ended September 30, 2003 was $2.9 million and $7.6 million, respectively. In accordance with our revenue recognition policy, however, for the three and nine months ended September 30, 2003, we have deferred product revenues related to product shipments of approximately $2.2 million and $6.5 million, respectively. The amount of deferred product revenues recognized as revenues is subject to further adjustments for commissions owed to Sankyo Pharma and other pricing adjustments.

     Contract revenues for the three months ended September 30, 2003 were $65,000, compared to $104,000 for the three months ended September 30, 2002. Contract revenues for the nine months ended September 30, 2003 were $217,000, compared to $352,000 for the nine months ended September 30, 2002. Contract revenues for the three months ended September 30, 2003 and 2002 were related to our National Institutes of Health (NIH) Small

Business Innovative Research (SBIR) Phase I & II grant. Revenues related to our NIH grant are recognized as research activities are performed. The decrease is due to the amount set forth in the grant for each period of time.

     Costs of product revenues for the three months ended September 30, 2003 were $7.5 million, compared to $1.3 million for the three months ended September 30, 2002. Costs of product revenues for the nine months ended September 30, 2003 were $12.6 million, compared to $3.6 million for the nine months ended September 30, 2002. Costs of product revenues for the three months ended September 30, 2003 consisted of material, underabsorbed indirect overhead (including an $831,000 write-off of prepaid component orders to one of our sole source component suppliers) and other production costs associated with the manufacturing of our products and a write-off of approximately $4.9 million of inventory resulting from Sankyo Pharma’s decision to stop performing under our Sales, Marketing and Distribution Agreement and related contracts as well as their instructions to stop product shipment to them. Costs of product revenues were also higher for the three and nine months ended September 30, 2003 because costs were recognized on a greater number of AutoSensors compared to the equivalent periods of 2002.

     The consumable components of our device, the AutoSensors, currently have shelf lives of 18 and 24 months, depending upon when a lot was produced. Under the terms of our agreement with Sankyo Pharma, if requested, we were required to replace AutoSensors that they have not sold and that become stale-dated (have less than six months of shelf life remaining). Based on Sankyo Pharma’s inventory and our estimates of Sankyo Pharma’s sales to its third-party customers, we have accrued estimated costs of replacing stale-dated AutoSensors in the second quarter of 2003. Such additional cost accruals amounted to $1.4 million, of which approximately $821,000 is included as a component of “Deferred revenues from Sankyo Pharma net of deferred costs of product shipments” and the remaining $554,000, the amount by which the original cost and replacement cost of the AutoSensors would exceed revenues, has been recorded as additional costs of product revenues because the total cost of the original AutoSensors and the estimated cost of the replacement AutoSensors were expected to exceed our sales price of these products to Sankyo Pharma. These additional costs have been included in costs of product revenues for the nine months ended September 30, 2003. Whether we will need to replace any stale-dated AutoSensors depends upon the resolution of our dispute with Sankyo Pharma and Sankyo Japan.

     Under normal commercial circumstances, we would expect our product margin to vary from period to period due to the mix of products sold, i.e., Biographers, AutoSensors and accessories, and demand fluctuations in the utilization of our manufacturing facilities.

     For the three months ended September 30, 2003, we deferred costs of product revenues of approximately $1.2 million related to product shipped during this period, and these costs appear as a component of “Deferred revenues from Sankyo Pharma net of deferred costs of product shipments” in the liability section of our condensed consolidated balance sheet. For the nine months ended September 30, 2003, we deferred costs of product revenues of approximately $4.2 million related to deferred product revenues shipped and of approximately $821,000 related to our estimate for stale-dated AutoSensor replacement. Costs of product revenues did not include certain material and other product costs previously written off as research and development or obsolete expenses. If we were to have included material and other product costs previously written off that were later used in the manufacture of our product, our costs of product revenues at current production levels would have been $130,000 greater than the reported amounts for the three months ended September 30, 2003 and $834,000 greater than the reported amounts for the three months ended September 30, 2002. For the nine months ended September 30, 2003 and 2002, these costs would have been $379,000 and $1.2 million higher, respectively. Manufacturing costs included in the cost of each unit are greater at low unit volumes, such as have occurred during initial commercialization in the United States. Any future adjustments of “Deferred revenues from Sankyo Pharma net of deferred costs of product shipments” reflected on our condensed consolidated balance sheet at September 30, 2003 will depend upon the resolution of our dispute with Sankyo Pharma and Sankyo Japan.

     As of September 30, 2003, total revenues of $17.1 million were deferred, along with associated costs of $8.1 million. The net amount of $9.0 million is included on our condensed consolidated balance sheet as of September 30, 2003, under the caption “Deferred revenues from Sankyo Pharma net of deferred costs of product shipments.” This balance was $8.2 million as of December 31, 2002.

     Research and development expenses for the three months ended September 30, 2003 were $860,000, compared to $4.5 million for the three months ended September 30, 2002. Research and development expenses for the nine months ended September 30, 2003 were $4.1 million, compared to $12.1 million for the nine months ended September 30, 2002. Research and development expenses have decreased as our focus on our commercialization efforts has increased, allowing us to spend less on material costs related to manufacturing scale-up and process development. In addition, we reversed our bonus accrual for 2003, which had been $358,000 at June 30, 2003. No bonuses are expected to be paid for 2003. We expect a reduction in research and development expenses in the future, given the recent reduction in force due to Sankyo Pharma’s decision to stop performing under our Sales, Marketing and Distribution Agreement and related contracts.

     Sales, marketing, general and administrative expenses for the three months ended September 30, 2003 were $1.3 million, compared to $5.2 million for the three months ended September 30, 2002. Sales, marketing, general and administrative expenses for the nine months ended September 30, 2003 were $5.4 million, compared to $14.3 million for the nine months ended September 30, 2002. This decrease was primarily due to the assumption by Sankyo Pharma of product promotion, education, and training programs for health care professionals and patients, as required under our agreement. In addition, we reversed our bonus accrual for 2003, which had been $340,000 at June 30, 2003. No bonuses are expected to be paid for 2003. Given our litigation with Sankyo Pharma and Sankyo Japan, we expect an increase in our legal expenses in the future; however, our overall sales, marketing, general and administrative expenses are expected to decrease, given the recent reduction in force and other cost-cutting measures.

     Interest and other income (expense), net for the three months ended September 30, 2003 was $25,000, compared to $68,000 for the three months ended September 30, 2002. Interest and other income (expense), net for the nine months ended September 30, 2003 was $103,000, compared to $183,000 for the nine months ended September 30, 2002. This decrease was primarily due to the lower yields on a lower average balance invested.

     Interest expense for the three months ended September 30, 2003 was $516,000, compared to $850,000 for the three months ended September 30, 2002. Interest expense for the nine months ended September 30, 2003 was $1.6 million, compared to $2.5 million for the nine months ended September 30, 2002. Included in interest expense for the nine months ended September 30, 2003 and 2002 were the interest accrued on our convertible debentures and the amortization of the value of the warrants issued in connection with our financing agreements. The decrease is primarily attributable to the reduction of the interest rates on our convertible debentures from 8.5% to 3.5%, effective October 1, 2002, based on our August 21, 2002 amendment to the Convertible Debenture and Warrant Purchase Agreement.

     Provision for income taxes related to U.K. taxes on income in the three and nine months ended September 30, 2003 and 2002 was not material.

Liquidity and Capital Resources

     As of September 30, 2003, our cash, cash equivalents and investments totaled $9.1 million.

     Net cash used in operating activities for the nine months ended September 30, 2003 was $15.4 million, compared to net cash used of $13.7 million for the nine months ended September 30, 2002. Cash used in operating activities during the nine months ended September 30, 2003 was primarily due to the net loss from operations of $21.7 million and our Sanofi-Synthelabo arbitration payments totaling $3.0 million, partially offset by non-cash charges of $2.6 million of depreciation and amortization of fixed assets and financing costs, and the write-off of $6.0 million of inventory and prepaid materials in 2003. Cash used in operating activities during the nine months ended September 30, 2002 was primarily due to the net loss from operations of $30.3 million and our Sanofi-Synthelabo arbitration payments totaling $8.4 million, partially offset by an increase in deferred revenue of $20.0 million and deferred margin on shipments of $2.8 million.

     Net cash provided by investing activities of $2.3 million for the nine months ended September 30, 2003 resulted primarily from the net sales and maturities of investments of $2.4 million, offset by capital expenditures of $108,000. Net cash provided by investing activities of $3.1 million for the nine months ended September 30, 2002 resulted primarily from the net sales and maturities of investments of $3.7 million offset, by capital expenditures of $563,000.

     Net cash used in financing activities totaled $2.1 million for the nine months ended September 30, 2003 and reflected the payment to our Convertible Debenture holders of $2.0 million. Net cash provided by financing activities totaled $15.7 million for the nine months ended September 30, 2002 and related primarily to net proceeds of $14.7 million from our 2002 public stock offering.

     The level of cash used in operating activities during previous periods is not necessarily indicative of the level of future cash usage. Our long-term cash and capital expenditure requirements will depend upon numerous factors, including but not limited to (i) costs and results of our litigation with Sankyo Pharma and Sankyo Japan, (ii) costs associated with seeking and obtaining alternative approaches for the sales, marketing and distribution of our products in the United States, (iii) the amount of prepayments, if any, to our Convertible Debenture holders, (iv) the time required to obtain regulatory approvals, (v) additional expenditures to support the manufacture of new products, if and when approved, (vi) the progress of our research and development programs, if any, and (vii) possible expansion into new markets and acquisitions of products and technologies.

     As of September 30, 2003, our contractual obligations are as follows:

(In thousands)

	Total	Less than 1 year	1-3 years	4-6 years

Contractual Obligations
Convertible debentures(1)	$20,281	$18,281	$2,000	$
Interest expenses on convertible debentures	602	550	52		—
Capital lease obligations	106	87	19		—
Operating leases(2)	4,978	899	1,722		2,357
Arbitration obligations(3)	12,000	4,000	8,000		—
Amounts to Sankyo Pharma(4)	9,094	6,770	2,324		—
Unconditional purchase obligations	875	875	—		—

Total contractual cash obligations	$47,936	$31,462	$14,117		$2,357

(1)	Our convertible debentures may be converted into common stock prior to their maturity date, at the option of the parties under certain circumstances, therefore these debentures may not require use of capital resources. Additionally, mandatory payments and discretionary prepayments will result in equal amounts of principal repayments being extended one year. Thus, the $2.0 million paid in June 2003 both reduced the amount of principal owed and extended the maturity date for $2.0 million from June 29, 2004 to June 29, 2005. If we are not able to make planned prepayments on our convertible debentures prior to June 29, 2004 and/or September 29, 2004, we will not be able to take further advantage or our ability to extend the maturity dates on like amounts of principal with each prepayment.

(2)	Future minimum lease payments under our operating leases, exclusive of sublease income.

(3)	Effective November 3, 2003, we entered into an Amendment to the Final Award with Sanofi-Synthelabo that extends the due dates for the remaining arbitration payments by one-year periods with certain accelerations if we receive a lump-sum cash payment from Sankyo Pharma and/or Sankyo Japan. Specifically, in the event that we receive a lump-sum cash payment in an amount greater than or equal to $25.0 million but less than or equal to $50.0 million, then (i) $500,000 of such payment would be immediately payable to Sanofi-Synthelabo, (ii) $4.5 million would be due in February, 2005, (iii) $4.0 million would be due in February, 2006, and (iv) $3.0 million would be due in February, 2007. If, however, we receive a lump-sum cash payment in an amount greater than $50.0 million but less than or equal to $75.0 million, then (i) $1.0 million of such payment would be immediately payable to Sanofi-Synthelabo, (ii) $5.0 million would be due in February, 2005, (iii) $4.0 million would be due in February, 2006, and (iv) $2.0 million would be due in February, 2007. If we receive a lump-sum cash payment in an amount greater than $75.0 million but less than or equal to $125.0 million, then (i) $4.0 million of such payment would be immediately payable to Sanofi-Synthelabo, and (ii) $8.0 million would be due in February, 2005. Finally, if we receive a lump-sum cash payment in an amount of greater than $125.0 million, then $12.0, representing the entire payment due to Sanofi-Synthelabo, would be immediately payable. In the event that we receive a lump-sum payment from Sankyo Pharma and/or Sankyo Japan after February 2005, then we will pay a catch-up payment under whichever of the above-described situations has occurred. If no such accelerations occur and had these extensions been reflected on this table, no arbitration amounts would be due in less than one year, $8.0 million would be due in one to three years, and $4.0 million would be due in four to six years.

(4)	Under our Sales, Marketing and Distribution Agreement with Sankyo Pharma, we were required to reimburse Sankyo Pharma for $6.8 million in promotional expenses and customer rebates incurred on our behalf, but we had a contractual right to defer the payment of such reimbursement to Sankyo Pharma until second quarter 2004. In addition, $2.3 million of sales commissions to Sankyo Pharma could have been deferred until at least 2005 and, under certain circumstances, to 2008. In light of our litigation, payment and timing of these liabilities cannot be predicted.

     We have incurred substantial operating losses and negative cash flows from operations since our inception, and we have used cash from equity and debt to supplement our operating cash flow requirements. As of September 30, 2003, we had cash, cash equivalents, and investments of $9.1 million. We expect to incur additional losses from operations in the foreseeable future.

     With Sankyo Pharma’s decision to stop performing under our Sales, Marketing and Distribution Agreement and related contracts, and their refusal both to pay receivables in excess of $6.0 million and to honor the balance of their binding purchase commitment to pay us $28.4 million in cash between October 1, 2003 and March 31, 2004, we will need to conserve cash and find ways to generate additional cash to finance our operations. Our ability to continue as a going concern is dependent on our ability to generate sufficient cash flow to fund our operations and meet our debt and other obligations on a timely basis. Our plans both to conserve and generate cash include further reduction of our expenses and raising additional capital. There is no certainty, however, that we will be able to undertake such measures or that additional funds will be available to us. In addition, we do not believe we will be able to generate additional cash from product sales in any significant amounts in the near term since Sankyo has been, as a practical matter, our only distribution channel. We are currently pursuing various strategic options, including but not limited to pursuing a new partnership and/or selling some or all of our assets and intellectual property. If substantial additional resources are not available, we may need to cease our operations and/or seek protection under the bankruptcy laws. These conditions raise substantial doubt about our ability to continue as a going concern after March 31, 2004.

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

Risks Related to Our Business

     We were dependent on Sankyo Pharma to sell, market and distribute our products in the United States. In light of Sankyo Pharma’s decision to stop performing under our Sales, Marketing and Distribution Agreement and related contracts, our business has been materially adversely affected and we may not be able to continue our operations.

     Under our July 8, 2002 Sales, Marketing and Distribution Agreement with Sankyo Pharma, we were totally dependent upon Sankyo Pharma for the sales, marketing and distribution of our products in the United States. On October 2, 2003, Sankyo Pharma informed us of their decision to stop performing under the Sales, Marketing and Distribution Agreement and related contracts. Their unilateral decision has materially adversely affected our business. Furthermore, Sankyo Pharma’s refusal both to pay receivables in excess of $6.0 million and to honor the balance of their binding purchase commitment to pay us $28.4 million in cash between October 1, 2003 and March 31, 2004 has caused material financial and commercial harm to our business. We entered into our contracts with Sankyo Pharma rather than develop and/or expand such capabilities in-house. Because Sankyo Pharma has decided to stop performing under their contracts with us, we are currently unable to successfully commercialize our products in the United States. Furthermore, we may experience delays in commercialization due to the necessity of seeking an alternative third party or parties to perform the functions previously handled by Sankyo Pharma or we may need to develop these capabilities ourselves at considerable expense. Developing such capabilities ourselves is not possible in the near term, in light of our recent 60% reduction in work force and our need to conserve cash as a result of Sankyo Pharma’s decision to stop performing under its contracts with us.

     Under our current situation, we must conserve and generate cash to finance our operations. Our ability to continue as a going concern is dependent on our ability to generate sufficient cash flow to fund our operations and meet our debt and other obligations on a timely basis. Our plans both to conserve and generate cash include further reduction of our expenses and raising additional capital. There is no certainty, however, that we will be able to undertake such measures or that additional funds will be available to us. In addition, we do not believe we will be able to generate additional cash from product sales in any significant amounts in the near term since Sankyo has been, as a practical matter, our only distribution channel. We are currently pursuing various strategic options, including but not limited to pursuing a new partnership and/or selling some or all of our assets and intellectual property. If substantial additional resources are not available, we may need to cease our operations and/or seek protection under the bankruptcy laws. These conditions raise substantial doubt about our ability to continue as a going concern after March 31, 2004.

     We continue to evaluate alternative means of financing to meet our needs on terms that are acceptable to us. However, we may be unable to obtain necessary financing on favorable terms or at all. For example, we may need to enter into financing arrangements or modify our existing payment obligations that may include sales of our common stock at significant discounts to the market price. To obtain such funding or modifications, we may need to relinquish rights to our remaining assets. In addition, we have discussed the possibility of reducing the minimum conversion price in effect for our Convertible Debentures, which would cause significant dilution to our existing stockholders, although neither we nor the Debenture holders have committed to any such amendment or conversion to date.

     The outcome of, and costs relating to, our litigation with Sankyo Pharma and Sankyo Japan are uncertain.

     On October 6, 2003, we filed a complaint in the Superior Court of the State of California for the County of San Mateo against Sankyo Pharma and Sankyo Japan for breach of contract and intentional interference with contract relating to the sales, marketing and distribution of our GlucoWatch Biographer products. On November 6,

2003, Sankyo Pharma filed an answer and cross-claims against us for declaratory relief, breach of contract, and defamation. We have not yet filed a response to these claims. We believe that we have meritorious defenses to the causes of action asserted against us by Sankyo Pharma, and we intend to vigorously defend ourselves against these claims. This litigation is in its early stages, however, and is therefore inherently difficult to assess. The litigation in which we are currently involved and the reduction in force may affect, among other things, our ability to sell, market and distribute our products in the United States, our financing activities, the retention of personnel and our ability to continue as a going concern. We cannot predict with certainty the eventual outcome of pending litigation, which may result in a significant adverse jury verdict or punitive damages award, or a judgment that certain of our allegations are invalid or unenforceable. Furthermore, this kind of litigation could be very costly and divert our management’s attention and resources, and any adverse determination in this litigation, or delay in resolving this litigation, may cause us to cease our operations and/or seek protection under the bankruptcy laws.

     We have recently experienced a significant reduction in our workforce, which has had a material impact on our ability to manufacture our products and conduct research and development on future products.

     On October 9, 2003, we announced a reduction in force of approximately 60% of our workforce as a result of Sankyo Pharma’s decision to stop performing under their contracts with us. Because of the magnitude of the workforce reductions, these layoffs have had a material adverse impact on our ability to manufacture our products and our ability to conduct research and development and to expand our operations in the future to meet the needs of our customers. As a result of this reduction in force, we are not currently producing any products and our manufacturing operations have been suspended.

     We have incurred substantial losses, have a history of operating losses, have an accumulated deficit and stockholders’ net capital deficiency and expect continued operating losses.

     We had a net loss of $21.7 million for the nine months ended September 30, 2003. At September 30, 2003, our accumulated deficit and stockholders’ net capital deficiency were $318.4 million and $64.3 million, respectively. We have experienced operating losses since our inception, and we expect to continue to incur operating losses at least until we have significant product sales, if we ever do. We may fail in our efforts to secure replacement sales, marketing and distribution functions in the United States in light of Sankyo Pharma’s decision to stop performing under our Sales, Marketing and Distribution Agreement and related contracts. Our products may never gain market acceptance, and we may never generate significant revenues or achieve profitability.

     We believe, as a practical matter, we will not be able to draw on our remaining equity line agreement for the foreseeable future. Additionally, our equity line may be suspended or terminated and we may not be able to replace it. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue our operations.

     In order to continue commercialization of our GlucoWatch Biographers, as well as continue to develop our product line, we will require substantial additional resources. We may seek additional funding through public or private financings, including debt or equity financings. Furthermore, since our stock is not listed on either the Nasdaq National Market or Nasdaq SmallCap Market, our investors under the equity line agreement may elect to suspend or terminate this agreement, in which case we will not be able to utilize the $29.0 million available under this equity line agreement. Even if these investors elect not to suspend or terminate our equity line agreement, we believe, as a practical matter, we will not be able to draw on the equity line agreement for the foreseeable future. So long as we are not listed on a national exchange or quoted on the Nasdaq National Market or the SmallCap Market, we believe that it will not be practical for us to draw on our equity line in light of (i) the penny stock rules that require the underwriter to undertake relatively burdensome disclosure obligations in connection with issuances of penny stock securities such as ours, (ii) our need to individually comply with each state’s blue sky laws governing unlisted securities issuances, and (iii) the relatively high level of dilution that issuances would have at current market prices for our stock. As a result, we may need to seek other financing arrangements. Any additional equity financings are likely to dilute the holdings of current stockholders. Debt financing, if available, may have restrictive covenants. We may not be able to obtain adequate funds when we need them from financial markets or other sources. In particular, our ability to raise funds through the capital markets may be materially adversely affected as a result of our litigation with Sankyo Pharma and Sankyo Japan. Even if funds are available, they may not be available on acceptable terms. If we cannot obtain sufficient additional funds, we may have to cease operations or declare bankruptcy or, at a minimum, delay, scale back or eliminate some or all of our ongoing activities or license or sell products or technologies.

     We are highly leveraged and may be unable to service our debt or satisfy our other obligations. If we cannot pay amounts due under our obligations, we may need to refinance all or a portion of our existing debt, sell equity securities, sell all or a portion of our assets, cease our operations and/or seek protection under the bankruptcy laws.

     As of September 30, 2003, we had total liabilities of $81.5 million (net of unamortized debt discount of $1.0 million), of which $70.2 million were current liabilities. This amount of $70.2 million includes $45.5 million related to Sankyo Pharma, including $25.0 million in deferred revenues from Sankyo Pharma and $9.0 million in deferred revenues from Sankyo Pharma net of deferred costs of product shipments. Our ability to meet our debt service obligations and other liabilities depends upon our future performance, which will depend upon financial, business and other factors, many of which are beyond our control. We may fail to generate sufficient cash flows in the future to cover our fixed charges or to permit us to satisfy any redemption obligations pursuant to our indebtedness. Historically, we have experienced significant negative cash flows from operations. If we cannot generate sufficient cash flows in the future to cover our fixed charges or to permit us to satisfy any redemption obligations pursuant to our indebtedness and we are unable to borrow sufficient funds under our credit facilities or from other sources, we may need to refinance all or a portion of our existing debt, sell equity securities or sell all or a portion of our assets. We may not successfully complete any of these courses of action. The degree to which we are leveraged could exacerbate limitations on our ability to obtain financing for working capital, commercialization of products or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In the event of insolvency, bankruptcy, liquidation, reorganization, dissolution or winding-up of our business or upon default or acceleration related to our debt obligations, our assets would first be available to pay the amounts due under our debt obligations. Holders of our common stock would only receive any assets remaining after satisfaction in full of all indebtedness and preferred stock liquidation preferences, if any.

     If patients do not receive reimbursement from third-party health care payors, we may be unsuccessful in selling our products to a broad range of customers.

     Successful commercialization of our products will depend in large part on whether patients who purchase our products will be reimbursed for the expense by third-party payors, which include private insurance plans, Medicare, Medicaid and other federal health care programs. Currently, our products do not have widespread reimbursement. There can be no assurance that such reimbursement will be available in a sufficient time frame, or at all. Furthermore, Sankyo Pharma had responsibility for this function under our Sales, Marketing and Distribution Agreement and had contracted with TheraCom, Inc. to assist customers on a patient-by-patient basis in obtaining reimbursement as well as utilizing its managed care group to work with third-party health care payor organizations in order to obtain broad reimbursement coverage. In light of Sankyo Pharma’s decision to stop performing under their contracts with us, we will need to find another approach to securing such reimbursement, or will need to rely on non-reimbursed sales only. Third-party payors, including federal health care programs and managed care and other private insurance plans, are increasingly seeking to contain health care costs by limiting the coverage of, and the amount of reimbursement for, new diagnostic products. As a result, adequate levels of reimbursement may not be available for patients, many of whom may therefore not purchase our products. If meaningful reimbursement from third-party payors is not available, we may not be able to achieve a level of market acceptance of our products, and we may not be able to maintain price levels sufficient to realize an adequate return on our investment. In the United States and other countries, the period of time needed to obtain approval for the reimbursement of our products to patients can be lengthy. We may need to delay the launch of our products in some countries until we have established eligibility for reimbursement. This delay could potentially harm our business.

     We depend on third-party suppliers for the manufacturing of our Biographer and AutoSensor components. Any interruption in the supply of system components or an increase in the pricing of these components could prevent us from manufacturing our products or adversely affect our margins.

     Our Biographer and AutoSensor are manufactured from components purchased from outside suppliers, most of whom are our single source for such components. Some of these companies are small enterprises that may encounter financial difficulties because of their size. We have been notified by one of our sole source component suppliers that they are encountering financial difficulties. Prior to Sankyo Pharma’s decision to stop performing under their contracts with us, we had begun the process of identifying and qualifying an alternative supplier for this component; however, we have stopped these efforts in light of the two-year inventory currently warehoused by Sankyo Pharma. In the future, if we are unable, for whatever reason, to obtain these components from our suppliers or if the components obtained from these suppliers do not pass quality standards, we will be required to obtain the components from alternative suppliers. Additionally, in the event a current supplier is unable to meet our component requirements, we might not be able to rapidly find another supplier of the particular component or an alternative supply of the particular component at the same price or lead time. Sankyo Pharma has informed us that they currently are warehousing a two-year inventory of our products; however, an interruption in the supply of Biographer or AutoSensor components or excessive pricing of these components could prevent us from manufacturing our products in the future or could adversely affect our margins and significantly impact our ability to achieve a successful U.S. market penetration.

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

     If we recommence product manufacturing in the future, we will continue to rely on existing supply agreements, including those with Hydrogel Design Systems, Inc., Key Tronic Corporation, Sanmina Corporation and E.I. du Pont de Nemours and Company, among others.

     Our very limited medical device manufacturing experience may prevent us from successfully commercializing our product.

     We have suspended manufacturing in light of Sankyo Pharma’s decision to stop performing under their contracts with us, and we may encounter problems in recommencing manufacturing of our GlucoWatch Biographer and AutoSensors, particularly in light of our recent reduction in force. We were responsible for manufacturing the GlucoWatch Biographer and we contracted with a third party, Corium International, to manufacture our AutoSensors. Thus, we were dependent upon Corium International for such manufacturing. Our GlucoWatch Biographers and AutoSensors have been manufactured for commercial sale on a limited basis, and we have no experience manufacturing the volumes that would be necessary for us to achieve significant commercial sales. In the past, we initially experienced problems in scaling up our now-discontinued transdermal drug delivery products. There can be no assurance that similar problems will not be encountered in the future with our Biographers, our AutoSensors and our potential future products, if any. To successfully commercialize the Biographer and the AutoSensors, we will have to manufacture these products in compliance with regulatory requirements, in a timely manner and in sufficient quantities, while maintaining performance and quality of the products and a commercially feasible cost of manufacturing. There can be no assurance that we will be able to expand and then maintain reliable, full-scale manufacturing of the Biographer and the AutoSensors at commercially reasonable prices if we were to recommence product manufacturing. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving product performance, production yields, quality control and assurance and personnel staffing levels. In addition, manufacturing facilities will be subject to extensive regulations, including those of the FDA, international quality standards and other regulatory requirements. Because we have contracted with a third party for manufacturing our AutoSensors, there are normal business risks associated with outsourcing this function to a third party. Difficulties encountered in manufacturing scale-up or failure by us or a third party to implement and maintain manufacturing facilities in accordance with FDA regulations, international quality standards or other regulatory requirements could result in a delay or termination of production, which could have a material adverse effect on our business, financial condition and results of operations.

     Due to the early stage of our product commercialization activities, the estimates required in inventory valuation, including production yields and normal capacity, labor costs incurred in the production of each unit and overhead costs applicable to manufacturing operations, are inherently uncertain, thus actual results may differ from those estimates. Write-offs for potential obsolescence or for inventories in excess of demand and estimates for replacement costs of any stale-dated AutoSensor inventory held by Sankyo Pharma are also determined based on significant estimates, which may be significantly impacted by our litigation with Sankyo Pharma and Sankyo Japan.

     Our products are based on new technology and may not be accepted by the market. This uncertainty has been compounded by Sankyo Pharma’s decision to stop performing under their contracts with us.

     We were focusing our efforts on a line of frequent, automatic and non-invasive glucose monitoring devices based on novel technologies prior to the litigation with Sankyo Pharma and Sankyo Japan. Sankyo Pharma has been solely responsible for the marketing of our products in the United States. Given Sankyo Pharma’s decision to stop performing under their contracts with us, physicians may be hesitant to prescribe our products for their patients. Our litigation has already caused substantial uncertainty relating to product availability, warranty fulfillment, and the like. Furthermore, the market may not accept our products, given that they are different from the established finger-stick blood glucose monitors currently on the market. In addition, because our products are based on novel technologies, there can be no assurance that unforeseen problems will not develop with these technologies or that we will be able to successfully address technological challenges that we may encounter.

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

     We are exclusively focused on a line of frequent, automatic and non-invasive glucose monitoring devices. This narrow range of products subjects us to the risk of not having alternative sources of revenue if we are unable to commercialize these products. We may not be successful with a non-diversified line of products. A failure of our initial products could cut off our only potential source of revenue and result in the failure of our entire business, as could the failure of any of our future products.

     To be successful, we will need to continue to develop glucose monitoring products that address the needs of people with diabetes; however, in light of our recent reduction in force and expenses associated with our litigation with Sankyo Pharma and Sankyo Japan, our ability to develop new products has been materially impaired. From time to time, we have experienced delays or setbacks in the development of certain of our products. For example, in the past, we experienced development delays in the miniaturization of the first-generation GlucoWatch Biographer. There can be no assurance that we will be able to successfully address problems that may arise during development and commercialization processes. In addition, there can be no assurance that GlucoWatch Biographer enhancements or future products can or will be successfully developed, prove to be safe and effective in clinical trials, meet applicable regulatory standards, be manufactured in commercial quantities at a reasonable cost, be marketed successfully or achieve market acceptance. If our future development programs, if any, are not successfully completed, required regulatory approvals or clearances are not obtained or products for which approvals or clearances are obtained are not commercially successful, our business, financial condition and results of operations may be materially adversely affected

     We may not continue to receive regulatory approval of our products from the FDA or foreign agencies. If we do not receive regulatory approval from an agency, we will not be able to sell our products or generate revenue in that agency’s jurisdiction.

     The design, manufacturing, labeling, distribution and marketing of our products are subject to extensive and rigorous government regulation in the United States and certain other countries, where the process of obtaining and maintaining required regulatory clearance or approvals is lengthy, expensive and uncertain. Our third-generation product is currently under review by the FDA. The FDA may not approve this new product or additional future enhancements and possible manufacturing changes to the Biographers and the AutoSensors or it may require us to file one or more new PMA applications rather than allowing us to supplement our existing PMA application. Even if the FDA grants us expedited review status on an application for approval, obtaining approval of a PMA or a PMA supplement could take a substantial period of time, and the FDA may not ultimately grant such approval. Moreover, even if regulatory approval is granted, such approval may include significant limitations on intended uses for which any such products could be marketed.

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

     We have entered into agreements with various third parties, including The Regents of the University of California, for licenses of certain intellectual property related to the Biographers and the AutoSensors. Pursuant to these agreements, we have been granted rights to certain technologies related to our products. These agreements impose on us specific obligations, including, in the case of the University of California, license, royalty payments and commercialization milestones. If we fail to meet our obligations under any of these agreements, the license or other rights may be terminated or, in the case of an exclusive arrangement, be made non-exclusive. Additionally, in the event we decide to seek bankruptcy protection, patent holders who license their technology to us, including the University of California, may assert rights to terminate their licenses with us or to contest the transfer or sale of such licenses in the bankruptcy process. Although we would challenge any such assertions, there can be no assurances that our challenge would be successful. If any such license or other right is terminated, we may lose our ability to incorporate the applicable technology into our products or to use such technology in the manufacture of our products, possibly impairing our ability to produce or market the GlucoWatch Biographer or other products. If any such license or other right is made non-exclusive, we may be unable to prevent others from developing, manufacturing and marketing devices based on the same or similar technologies.

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

     Our ability to operate successfully and manage our potential future growth depends significantly upon retaining key scientific, manufacturing, technical, managerial and financial personnel, and also attracting and retaining additional highly qualified personnel in these areas. We face competition for such personnel, and we may not be able to attract and retain these individuals, particularly in light of the uncertainty surrounding our litigation with Sankyo Pharma and Sankyo Japan. We compete with numerous pharmaceutical, health care and software companies, as well as universities and non-profit research organizations, in the northern California business area. The loss of key personnel or our inability to hire and retain additional qualified personnel in the future could prevent us from sustaining or growing our business. There can be no assurance that we will continue to be able to attract and retain sufficient qualified personnel.

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

     The market price for shares of our common stock has been highly volatile. Factors such as the current litigation with Sankyo Pharma and Sankyo Japan, performance of commercialization functions, new product introductions by our competitors, levels of sales to end-user customers, regulatory approvals or delays or recalls of our products or those of our competitors, developments relating to our patents or proprietary rights or those of our competitors, and the results of clinical trials for products of our competitors, as well as period-to-period fluctuations in financial results, may have a significant impact on the market price of the common stock. Additionally, following periods of volatility in the market price for a company’s securities, securities class action litigation may be instituted. Such litigation could result in substantial costs to us and further divert management’s attention and resources.

     Additional issuances of our common stock pursuant to the conversion of the Convertible Debentures could greatly dilute the ownership interest of our existing stockholders and lower our stock price.

     We have approximately 56.5 million authorized and unissued shares of common stock. As of September 30, 2003, we had $20.3 million outstanding under both the 8.5% Convertible Debentures due June 29, 2004, as amended, and the 8.5% Convertible Debentures due September 29, 2004, as amended. Under these Convertible Debentures, each month the holders of the Convertible Debentures may collectively convert up to $500,000 of said Convertible Debentures into common stock, subject to certain pricing and volume restrictions. In the event that the conversion price is more than $3.50 per share, the holders of the Convertible Debentures may convert more than the $500,000 monthly limit, subject to certain volume restrictions. The total number of shares that may be issued under the Convertible Debentures depends on the market price of our common stock at the time that the shares are sold.

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

     The following table illustrates hypothetically the effect that variations in the market price in our common stock and resulting variations in conversion prices would have on the number of shares issued in a one-month period:

Market Price	Conversion Price		Number of Shares Issued Based on a
Per Share	Per Share		$500,000 Maximum (one month)

$ 5.00	$5.05		99,009
$ 3.50	$3.54		141,242
$ 2.50	$2.525		198,019
$ 1.50	$1.605		311,625
$ 0.985	$1.054	*	474,383
$ 0.50	$1.054	*	474,383
$ 0.25	$1.054	*	474,383
$ 0.15	$1.054	*	474,383

*	From April 1, 2003 for the remaining term of the Convertible Debentures, the conversion price will be at least $1.054 per share, regardless of the market price.

     If we or our stockholders sell substantial amounts of our common stock, whether or not as part of a Convertible Debenture transaction, the market price of our common stock may fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. In addition, we have discussed the possibility of restructuring our payment schedule under the Convertible Debentures and possibly reducing the minimum conversion price in effect for our Convertible Debentures, which would cause significant dilution to our existing stockholders, although neither we nor the Debenture holders have committed to any such amendment or conversion to date.

     Although it is highly unlikely that we will be able to draw on our equity line agreement, additional issuances of our common stock under the equity line agreement could greatly dilute the ownership interest of our existing stockholders and lower our stock price.

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

Number of Shares Issued Based on a $7.0
Price Per Share	Million Maximum (30-day period)

$5.00	1,400,000
$2.50	2,800,000
$1.00	7,000,000
$0.50	14,000,000
$0.25	28,000,000
$0.15	46,666,666

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

     (b)  Changes in internal controls. There were no significant changes in the internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     On October 2, 2003, Sankyo Pharma stated that they were stopping performance of their contractual obligations. In addition, Sankyo Pharma acknowledged that they had not paid invoices owed to us and informed us that they had no intention of remitting payment for such amounts. As of October 10, 2003, these invoices total over $6.0 million. Sankyo Pharma stated that they were relying on California Commercial Code, Section 2609(1) as a purported legal basis for ceasing performance of their contractual obligations. Section 2609(1) generally gives parties the right to demand adequate assurance of due performance by their counterparty of its contractual obligations if reasonable grounds of insecurity arise with respect to performance by the counterparty. Sankyo Pharma has stated that they had grounds for insecurity regarding our financial position and our ability to perform under the Sales, Marketing and Distribution Agreement and related contracts we have with Sankyo Pharma.

     On October 6, 2003, we filed a complaint in the Superior Court of the State of California for the County of San Mateo against Sankyo Pharma and Sankyo Japan for breach of contract and intentional interference with contract relating to the sales, marketing and distribution of our GlucoWatch Biographer products. During the initial 12-year term of our Sales, Marketing and Distribution Agreement with Sankyo Pharma, there are no termination rights except in very specific circumstances, none of which, we believe, has occurred. We are seeking substantial compensatory damages and other relief. The litigation in which we are currently involved may affect, among other things, our ability to sell, market and distribute our products in the United States, our financing activities, the retention of our remaining personnel and our ability to continue as a going concern. We cannot predict with certainty the eventual outcome of the pending litigation, which may result in a significant adverse jury verdict or punitive damages award, or a judgment that certain of our allegations are invalid or unenforceable. This kind of litigation could be very costly and will divert our management’s attention and resources, and any adverse determination in this litigation, or delay in resolving this litigation, may cause us to cease operations and/or seek protection under the bankruptcy laws.

     On October 9, 2003, we announced a reduction in force of approximately 60% of our work force as a result of Sankyo Pharma’s decision to stop performing under its contracts with us. We have suspended our manufacturing activities and research and development efforts for future products. We are not likely to continue to manufacture current products or develop new products in the near future. According to Sankyo Pharma, however, they are currently warehousing inventory approximating two years’ sales of our products, and these products remain available for sale in the United States.

     On October 16, 2003, we responded to Sankyo Pharma’s request for assurances under California Commercial Code, Section 2609(1). Sankyo Pharma had notified us, as well as certain health care professionals, that they will continue to provide marketing, sales, and distribution support for our GlucoWatch G2 Biographer; however, given their decision to stop performing under their contracts with us and our litigation, the commercial status of our products in the United States is unclear. We have begun looking at alternative sales, marketing and distribution approaches for our products.

     On November 6, 2003, Sankyo Pharma filed an answer and cross-claims against us for declaratory relief, breach of contract, and defamation. We have not yet filed a response to these claims. We believe that we have meritorious defenses to the causes of action asserted against us by Sankyo Pharma, and we intend to vigorously defend ourselves against these claims. This litigation is in its early stages, however, and is therefore inherently difficult to assess.

Item 6. Exhibits and Reports on Form 8-K.

a)	Exhibits

The following exhibits are filed herewith or incorporated by reference:

3.01	Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.01 of the Registrant’s Form 10-Q for the three months ended June 30, 2002.

3.02	Restated Articles of Incorporation of the Registrant, as amended to date, incorporated by reference to Exhibit 3.02 of Registrant’s Form 10-Q for the three months ended June 30, 2002.

4.01	Specimen of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 33-38363) filed on December 21, 1990 (Form S-1).

4.02	Amended and Restated Rights Agreement dated October 27, 1998 between the Registrant and ChaseMellon Shareholder Services, L.L.C. (the “Rights Agent” successor to Chemical Trust), which includes the Certificate of Determination for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit 99.2 of the Registrant’s Form 8-A12B/A (File No. 0-18962) filed on December 14, 1998.

4.03	Registration Rights Agreement dated June 30, 1999 between the Registrant and Cripple Creek Securities, LLC, incorporated by reference to Exhibit 4.11 of the Registrant’s Form 10-Q for the three months ended June 30, 1999.

4.04	Registration Rights Agreement dated June 29, 1999 between the Registrant and the listed Investors on Schedule I thereto, incorporated by reference to Exhibit 4.12 of the Registrant’s Form 10-Q for the three months ended June 30, 1999.

4.05	Registration Rights Agreement dated October 1, 2001 between Cygnus, Inc. and Cripple Creek Securities, LLC, incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 (File No. 333-71524) filed on October 12, 2001.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Current Reports on Form 8-K

     The following Current Report on Form 8-K was filed during the three months ended September 30, 2003:

     On August 14, 2003, we filed a Current Report on Form 8-K, reporting under Item 12 the Company’s financial results for the quarter ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYGNUS, INC.

Date:	November 13, 2003	By:	/s/ John C Hodgman

John C Hodgman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 13 , 2003	By:	/s/ Craig W. Carlson

Craig W. Carlson
Chief Operating Officer and Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.