Form 10-K
period 2003-12-31
CYGNUS INC /DE/
filed 2004-03-26
CIK 870755

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

(650) 369-4300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the last reported sale of its common stock on June 30, 2003 of $0.61 as reported on the Nasdaq OTC Bulletin Board was $23,380,127. Shares of common stock held by each officer and director and person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

41,009,251

(Number of shares of common stock outstanding as of March 24, 2004)

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CYGNUS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2003

PART I

Item 1.	Business.

Overview

      Some of the statements in this report, including in the documents incorporated by reference, are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions and other statements contained in this report, including in the documents incorporated by reference, that are not statements of historical fact. Forward-looking statements include but are not limited to statements about our ability to find a new sales, marketing and distribution partner or other strategic alliance, including but not limited to a merger or an acquisition by a third party; the capabilities and potential of the GlucoWatch G2 Biographer business; our ability to achieve market acceptance of the GlucoWatch G2 Biographer; our ability to manufacture the GlucoWatch G2 Biographer; our plans for other commercialization alliances; and the speed and potential results of the regulatory process. In some cases, you can identify these statements by words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continues,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions. We cannot guarantee future results, levels of activity, performance or achievements. Our actual results and the timing of certain events may differ significantly from the results and timing discussed in this report, including those under “Risk Factors” herein, as well as in the documents incorporated by reference. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

      Cygnus was incorporated in California in 1985 and was reincorporated as a Delaware corporation in 1995. Our principal executive offices are located at 400 Penobscot Drive, Redwood City, California 94063, our telephone number at that address is (650) 369-4300 and our facsimile number at that address is (650) 369-5318. Additionally, our corporate website is www.cygn.com and our product website is www.glucowatch.com.

      We have developed and manufactured frequent, automatic and non-invasive glucose monitoring devices. Our devices are designed to provide more data to individuals and their physicians and enable them to make better-informed decisions on how to manage diabetes. We began the U.S. market launch of our first-generation GlucoWatch® Biographer on April 15, 2002. On March 21, 2002, the U.S. Food and Drug Administration (FDA) approved our second-generation product, the GlucoWatch G2® Biographer. On August 28, 2002, we received approval from the FDA of our supplemental pre-market approval (PMA) application for use of the GlucoWatch G2 Biographer by children and adolescents (ages 7 to 17). On December 4, 2003, we announced that the FDA approved our third-generation product. Compared with our second-generation product, this improved Biographer and AutoSensor system focuses on enhancing customer satisfaction and ease of use; however, it is not yet commercially available.

      On December 23, 2003, we entered into an Agreement for Global Resolution and Mutual Release of All Claims (“Global Resolution”) with Sankyo Pharma Inc. (“Sankyo Pharma”) that resolved and dismissed the pending litigation filed on October 6, 2003, and terminated our Sales, Marketing and Distribution Agreement and all other contractual arrangements with Sankyo Pharma. The Global Resolution provided for Sankyo Pharma to pay us $30.0 million and also specified that neither party owed any payments to the other party, thus allowing us to write off certain liabilities and assets, resulting in a total net gain of $75.8 million. Furthermore, Sankyo Pharma transferred title to us of more than 20,000 GlucoWatch G2 Biographers and more than 1.0 million AutoSensors that we had previously sold and shipped to them. Sankyo Pharma is to provide certain transition services related to distribution and customer services until the earlier of June 30, 2004 or when we notify Sankyo Pharma that they may discontinue such services, and we are entitled to receive 30% of all monies received from product sales by Sankyo Pharma during this transition period. In light of these developments, we are not likely to manufacture our G2 Biographer or third-generation product or develop new products in the near future.

      We are currently seeking a new sales, marketing and distribution partner or other strategic alliance, and we are exploring the possibility of selling the company to a third party. We have retained a financial advisor to lead this process.

Cygnus in the Year 2003

      In May 2003, we entered into a new lease with the property owners for our facility located in Redwood City, California. The lease, which runs through April 30, 2009, is for a building with approximately 38,000 square feet that is used by us for administrative offices, laboratory space and the final assembly lines for the Biographer.

      In October 2003, we filed a complaint in the Superior Court of the State of California for the County of San Mateo against Sankyo Pharma and Sankyo Co., Ltd. (“Sankyo Japan”) for breach of contract and intentional interference with contract, respectively, relating to the sales, marketing and distribution of our GlucoWatch Biographer products. Thereafter, Sankyo Pharma filed cross-claims against us for declaratory relief, breach of contract and defamation.

      Also in October 2003, we announced a reduction in force of approximately 60% of our work force, and we suspended our manufacturing activities and research and development efforts for future products.

      In October 2003, we terminated our second building lease, which would have run through December 2003 and which we had previously subleased to Maxygen, Inc. We received full payment from Maxygen, Inc. for this early termination, and in turn paid the remaining lease amount to the property owner.

      In November 2003, we announced the restructuring of our arbitration payments to Sanofi-Synthelabo to extend each of the payment periods by one year, with the possibility of accelerated payments in the event that a settlement was reached with Sankyo Pharma. In light of our $30.0 million cash settlement from Sankyo Pharma, we paid $500,000 to Sanofi-Synthelabo on December 30, 2003. The balance of $11.5 million as of December 31, 2003 will be paid as follows: $4.5 million is due in February 2005, $4.0 million is due in February 2006, and $3.0 million is due in February 2007. We also entered into Security Agreements granting Sanofi-Synthelabo a subordinate security interest in all of our assets, including our U.S. Patents and patent applications then existing or thereafter arising, to secure our obligation under the Amendment to the Final Award.

      In December 2003, we announced that the FDA approved our third-generation GlucoWatch Biographer; however, this device is not yet commercially available.

      In December 2003, we entered into the Global Resolution with Sankyo Pharma that resolved and dismissed the pending litigation filed on October 6, 2003, and terminated our Sales, Marketing and Distribution Agreement and all other contractual arrangements. The Global Resolution provided for Sankyo Pharma to pay us $30.0 million and also specified that neither party owed any payments to the other, thus allowing us to write off certain liabilities and assets, resulting in a total net gain of $75.8 million. Furthermore, Sankyo Pharma transferred title to us of more than 20,000 GlucoWatch G2 Biographers and more than 1.0 million AutoSensors that we had previously sold and shipped to them. Sankyo Pharma is to provide certain transition services related to distribution and customer services until the earlier of June 30, 2004 or when we notify Sankyo Pharma that they may discontinue such services, and we are entitled to receive 30% of all monies received from product sales by Sankyo Pharma during this transition period.

      Also in December 2003, we dissolved Cygnus International, Inc., a Delaware corporation and a wholly owned subsidiary of Cygnus, Inc., which was established in March 2001 for possible future international operations.

      In 2003, the U.S. Patent and Trademark Office issued to us 10 patents relating to our glucose monitoring systems, including the GlucoWatch G2 Biographer. We also received 7 patents from the European Patent Office and 1 patent from the Japanese Patent office in 2003 that relate to our glucose monitoring systems.

      In 2003, 5 scientific articles relating to our GlucoWatch Biographers were published, 10 GlucoWatch Biographer presentations were made at the American Diabetes Association (ADA) meeting in New Orleans,

Louisiana in June, and 6 presentations relating to our GlucoWatch Biographers were made at the Diabetes Technology Meeting in Burlingame, California in November.

Recent Developments

      On January 30, 2004, we filed an application to dissolve our U.K. subsidiary, Cygnus (UK) Limited, which provided sales support and other administrative functions for us. We now handle these functions directly from the United States. This application to strike-off was filed with the Companies House and published on March 16, 2004; we expect our application to be granted in early third quarter 2004.

      On February 12, 2004, we have retained First Albany Capital Inc. to act as our exclusive financial advisor in connection with a possible merger, consolidation, reorganization, business combination, sale of a substantial portion of our assets or sale of more than 50% of our stock, or acquisition of the company. First Albany will receive fees that are customary for this type of transaction, including a market-rate contingent fee in the event that such a transaction is consummated.

      On February 23, 2004, using outside counsel, we invoked the mediation provisions set forth in our Asset Purchase Agreement with Ortho-McNeil Pharmaceutical, Inc. (“Ortho-McNeil”), a Johnson & Johnson company, relating to $34.6 million in potential milestone payments, which are under dispute between the parties.

      On February 25, 2004, the FDA approved our PMA supplement that expanded our G2 Biographer labeling to include a description of pre-treatment products and a method to minimize effects of skin irritation without affecting the accuracy of G2 Biographer glucose measurements. These pre-treatment products are Kenalog® (Westwood-Squibb Pharmaceuticals, Inc., Buffalo NY) aerosol spray and Cortizone-10 Quick Shot® (Pfizer Inc., New York NY) spray.

      On March 23, 2004, we entered into an Exchange Agreement with the debenture holders and retired all of our outstanding Convertible Debentures in exchange for an aggregate of $13.8 million in cash and 2.5 million shares of our common stock. The shares received by the Convertible Debenture holders are freely transferable pursuant to Rule 144(k) under the Securities Act of 1933, as amended. As a result of this exchange, $18.8 million in principal and interest that was to be paid under the Convertible Debentures will not have to be paid. In connection with the exchange, we also canceled all outstanding warrants to purchase our common stock that had been issued to the debenture holders and terminated the registration rights agreement associated with the Convertible Debentures. Additionally, the security interests in our assets held by the debenture holders have been terminated.

      On March 24, 2004, we notified our counterparty that we have elected to terminate our remaining equity line agreement, which had a commitment period ending December 31, 2004, in light of the fact that we do not believe we would have been able to draw on this facility anytime in the foreseeable future.

Diabetes

      Diabetes typically is a chronic, progressively debilitating disease in which the body loses its ability to maintain normal glucose levels. Diabetes is a leading cause of death by disease in the United States. Under normal conditions, the body maintains proper glucose levels by releasing insulin, a hormone secreted by the pancreas, in response to increases in blood sugar. Insulin is a hormone that regulates the storage and metabolism of glucose. Glucose levels must be maintained within a specific concentration range to ensure optimal cellular function and health. Diabetes develops when the pancreas is unable to produce sufficient levels of insulin or the body is unable to utilize insulin to effectively control glucose metabolism. Diabetes can lead to severe long-term health complications, including blindness, kidney disease, heart disease, stroke, nerve damage and peripheral vascular disease, potentially leading to amputation.

      Diabetes usually is classified as Type 1 or Type 2. Type 1 diabetes is characterized by a severe lack of insulin secretion by the body’s pancreas. Type 1 diabetes generally occurs during childhood or adolescence, but can occur at any age. Individuals with Type 1 diabetes require daily insulin injections to survive. Type 2 diabetes is the most common form of the disease and is characterized by the body’s inability to produce enough insulin or to properly utilize insulin because of tissue resistance to insulin. Type 2 diabetes typically occurs in adulthood, although the incidence in younger populations is increasing. Usually Type 2 diabetes is initially managed with diet, exercise and oral medication, although many people with Type 2 diabetes will eventually require daily insulin injections.

      The ADA estimates that, in 2002, 18.2 million people, or 6.3% of the population, in the United States had diabetes, and that 29% of these people are undiagnosed. The ADA reports that 1.3 million new cases of diabetes are diagnosed in the United States each year in people ages 20 and older. The risk of diabetes increases with age, and the ADA reports that 18.3% of people ages 60 and older in the United States have diabetes. In a 2002 report, the World Health Organization (WHO) estimated that 177 million people suffer from diabetes worldwide. The WHO report anticipates that this number will increase to at least 300 million by 2025.

      The ADA estimates that annual total U.S. health care expenditures incurred by people with diabetes climbed from $98 billion in 1997 to $132 billion in 2002, including annual per-capita health care costs for people with diabetes of $13,243 in 2002, compared with $2,560 for people without diabetes in 2002. Of the $132 billion in annual expenditures, direct medical expenditures accounted for approximately $92 billion and indirect costs, such as lost workdays, mortality, and permanent disability, totaled approximately $40 billion.

Managing Diabetes with Glucose Monitoring

      Every person’s glucose level varies during the course of the day, depending upon factors such as diet, insulin availability, exercise, illness and stress. To limit the short-term and long-term effects of diabetes, people with diabetes must maintain glucose levels within the proper range. To do this, they must first measure their glucose levels and then manage these levels by adjusting insulin intake, oral medication, diet and exercise. They must then take additional glucose measurements to gauge their individual response to the adjustments. The more frequently people with diabetes test their glucose levels and track their activities and food intake, the better they will be able to understand and manage their diabetes. Despite the benefits of frequent monitoring, the ADA estimates that on average people with diagnosed diabetes test only slightly more than once per day. We believe there is a medical need for an improved device that enables individuals and physicians to make better-informed diabetes management decisions.

      To obtain a glucose sample with current monitoring systems, users generally are required to prick one of their fingertips, or an alternative site such as the forearm or base of the thumb, with a lancing device, which typically consists of a spring-loaded lancet that penetrates a measured distance. After drawing a blood sample, users generally are required to drop the blood sample on a disposable test strip or bring the test strip into contact with the blood sample. To obtain additional blood glucose readings, this process must be repeated during the course of the day and can be inconvenient and disruptive to an individual’s lifestyle, as well as painful, although alternative-site sampling reduces pain. We believe these alternative-site methods are still inconvenient for the user and do not provide the recommended frequent testing.

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

      Despite the apparent long-term benefits of intensive glucose monitoring and therapy, the DCCT also showed that such intensive management resulted in approximately a three-fold increase in severe low blood sugar, or hypoglycemia (defined by the DCCT as requiring third-party assistance), sometimes resulting in seizure or coma and often leading to hospitalization. These events are particularly likely to occur during sleep, when the patient is usually unable to recognize and respond to the symptoms. In addition, when the body experiences hypoglycemia over an extended period, the body’s usual warning signs may become dull or switch off altogether, resulting in a condition known as hypoglycemia unawareness, in which the patient may experience a severe hypoglycemic event without experiencing the symptoms that usually precede such events. Fear of the consequences of severe hypoglycemia (for example, fainting while driving) is a primary factor deterring patients from intensively managing their diabetes. The dilemma for patients is that they must risk the more immediate short-term effects of hypoglycemia in order to avoid the long-term effects of high blood sugar, or hyperglycemia.

Our GlucoWatch G2 Biographer Solution

      Our GlucoWatch G2 Biographer provides readings frequently, automatically and non-invasively, up to six times an hour, for up to 13 hours, day or night, and is designed to enable people with diabetes and their physicians and other caregivers to identify trends and track patterns in glucose levels that would be difficult to detect with current testing techniques. The frequency of the measurements provides more complete information about fluctuations in glucose levels, which we believe enables better-informed decisions regarding diet, medications and physical activities. The GlucoWatch G2 Biographer is not intended to replace existing glucose measurement methods, but is intended to supplement blood glucose testing and provide more frequent information about glucose levels. In the United States, the GlucoWatch G2 Biographer is sold as a adjunctive prescription device. Published data show that children and adolescents using the Biographer are able to significantly reduce high blood glucose and improve their overall blood glucose control, as measured by the glycosylated hemoglobin test (also referred to as the HbA1c test or GHb test). Users are also able to detect much more hypoglycemia than with conventional blood glucose monitoring, particularly while wearing the Biographer at night, when hypoglycemia often goes undetected. Our third-generation GlucoWatch Biographer and AutoSensor system, which was recently approved by the FDA, focuses on enhancing customer satisfaction and ease of use, but is not yet commercially available.

      The GlucoWatch G2 Biographer differs from other glucose measuring systems in several important ways. Our GlucoWatch G2 Biographer:

•	is non-invasive, collecting glucose through the skin, not from blood,

•	automatically measures and displays glucose levels,

•	detects trends and tracks patterns in glucose levels, as opposed to a single, discrete reading,

•	alerts a patient when glucose levels are too high, too low, or likely to be low within 20 minutes, and

•	stores more than 8,500 glucose values in an electronic diary.

      Our devices are the only products approved by the FDA that provide frequent, automatic and non-invasive measurements of glucose levels. We believe our products represent the most significant commercial technological advancement in self-monitoring of glucose levels since the advent, approximately 20 years ago, of finger-stick blood glucose measurement. Our GlucoWatch G2 Biographer system consists of two components: a durable component known as the Biographer, and a consumable component known as the AutoSensor. The GlucoWatch G2 Biographer uses an extremely low electrical current to extract glucose molecules through the skin, using patented sampling processes. The glucose is extracted from interstitial fluid that surrounds cells, rather than from blood, eliminating the need for multiple finger or alternative-site pricks to provide glucose readings. The G2 Biographer can be worn on the forearm like a watch and functions like a computer, analyzing and responding to data received from the AutoSensor. The AutoSensor uses proprietary biosensor technology and snaps into the back of the Biographer. The AutoSensor is calibrated with a standard blood glucose measurement. After a two-hour warm-up period during which no glucose readings are displayed, the AutoSensor automatically and non-invasively extracts and measures glucose as often as every 10 minutes for a period of up to 13 hours before requiring replacement, thus the user can receive up to six glucose readings per hour. An optional Biographer accessory known as the Analyzer also has been approved by the FDA, and this device downloads data from an individual’s Biographer into a personal computer. The proprietary Analyzer software uses the data to generate statistical reports and graphs that are designed to create a comprehensive picture of a patient’s recent glucose level history and allow for analysis of patterns in glucose levels.

      Current methods for measuring glucose, in which skin is lanced and a blood sample is obtained for measurement, are inconvenient and disruptive to the user. Because of this, the vast majority of people with diabetes do not perform the frequent glucose testing that is necessary to provide adequate information to manage diabetes, despite substantial clinical evidence of the benefits of more intensive diabetes management. We believe there is an unmet medical need for a device that can provide and track frequent glucose readings automatically and non-invasively.

Product Research and Development

      Our product research and development efforts have been focused on the performance, convenience and ease of use of our products. We believe that as we make our glucose monitoring systems increasingly easy and simple to use, market penetration will increase, frequency of use will grow and diabetes management will be improved. We announced the approval by the FDA of our third-generation product in December 2003 and this new Biographer and AutoSensor system focuses on enhancing customer satisfaction and ease of use, but is not yet commercially available because of the lack of a new sales, marketing and distribution partner and as our existing G2 Biographer inventory. Specifically, the FDA approved modifications to the signal processing routine and data point screening parameters of the Biographer to reduce the number of skipped readings, modifications to the DOWN alert of the Biographer to increase the specificity of the alarm, and an AutoSensor formulation change to improve Biographer calibration. On February 25, 2004, the FDA approved our PMA supplement that expanded our G2 Biographer labeling to include a description of pre-treatment products and a method to minimize effects of skin irritation without affecting the accuracy of G2 Biographer glucose measurements. These pre-treatment products are Kenalog® (Westwood-Squibb Pharmaceuticals, Inc., Buffalo NY) aerosol spray and Cortizone-10 Quick Shot® (Pfizer Inc., New York NY) spray. Given our current financial situation as well as this recent FDA approval, we are not currently conducting research and development, although areas of focus have included further reducing the warm-up time, extending the duration of use beyond 13 hours, and changing the physical profile of the product.

Clinical Trials

      Independent clinical trials are being conducted in the United States and United Kingdom to examine the clinical utility of our GlucoWatch G2 Biographer in diabetes management. These trials are being funded by the NIH in the United States and the National Health Service Health Technology Assessment Commissioning Board in the United Kingdom. Both the U.S. and U.K. trials are randomized, controlled trials that are examining important health care outcomes, including glycosylated hemoglobin levels and the frequency of hypoglycemia. The U.S. trial (being conducted by a multicenter study group called DirecNet) is focusing on adolescents, and the U.K. trial (being conducted by a multicenter study group called MITRE) is focusing on adults. We also provide products on a limited basis, usually free of charge, to independent researchers for use in their various clinical studies.

Research and Development Expenses

      Research and development expenses have included costs for scientific and product development personnel, material used in the development and validation of high capacity manufacturing processes, consultants, clinical trials, supplies, depreciation of equipment used in research and product development, and facilities allocations. Significant expenses have been incurred in our efforts to increase our manufacturing capacity of both the disposable AutoSensors and durable Biographer and to maintain our quality system. We have also devoted internal resources and conducted clinical trials to expand the indications of our products. Research and development expenditures totaled $5.1 million, $13.9 million, and $27.4 million in the fiscal years 2003, 2002 and 2001, respectively. Due to the significant uncertainties with respect to the timing and outcome of our efforts to obtain a sales, marketing and distribution partner or other strategic alliance, as well as the FDA review process, we are unable to estimate the future level of research and development activities.

Our Business Strategy

      We are currently seeking a new sales, marketing and distribution partner or other strategic alliance, and we are exploring the possibility of selling the company to a third party. We have retained First Albany Capital Inc. to act as our exclusive financial advisor in connection with a possible merger, consolidation, reorganization, business combination, sale of a substantial portion of our assets or sale of more than 50% of our stock, or acquisition of the company. First Albany will receive fees that are customary for this type of transaction, including a market-rate contingent fee in the event that such a transaction is consummated. Our Biographer products have not yet been widely accepted by the market due, we believe, to a combination of factors, including adoption barriers for new technology, the need for a paradigm shift in the management of diabetes, lack of widespread medical reimbursement, and the pricing and performance characteristics of the device. We do not have the resources or infrastructure to perform the full range of functions necessary to successfully market and sell our products. Our products require a sizeable sales force to create product awareness and provide education to health care professionals and end user customers, a managed care sales force to work with national and regional health plans to secure medical reimbursement, significant advertising and promotional resources, a variety of customer support and education programs, a technical support group, logistics and distribution expertise and personnel, and marketing management resources and personnel. Thus, we must obtain a sales, marketing and distribution partner or other strategic alliance, including but not limited to a merger or an acquisition by a third party, if we are to continue to sell our products. In the event that we are unsuccessful in our efforts and our product sales do not significantly increase, we may need to liquidate the company or sell some or all of its assets.

Sales and Marketing

      Under our Global Resolution, Sankyo Pharma is required to provide certain transition services related to distribution and customer services until the earlier of June 30, 2004 or when we notify Sankyo Pharma that they may discontinue such services; thereafter, we are solely responsible for the sales, marketing and distribution of our products in the United States. We do not anticipate having the ability to effectively perform this function ourselves in our current financial condition, and are seeking a sales, marketing and distribution partner or other strategic alliance.

Reimbursement

      In the United States, as well as in foreign countries, government-funded or private insurance programs, commonly known as third-party payors, pay a significant portion of the cost of a patient’s medical expenses. A consistent approach to reimbursement does not exist among all these payors. Therefore, reimbursement can be quite different from payor to payor. We believe that reimbursement is an important factor in the success of medical devices. Currently, our products do not have widespread reimbursement, although three national managed care plans have established a reimbursement approach for our products on a case-by-case basis upon a showing of medical necessity. We do not believe our products will receive widespread reimbursement in the near future, due to the lack of a current sales, marketing and distribution partner and our lack of expertise and resources in this area.

Manufacturing

      Under the terms of our Global Resolution with Sankyo Pharma, Sankyo Pharma transferred title to us of more than 20,000 GlucoWatch G2 Biographers and more than 1.0 million AutoSensors that we had previously sold and shipped to them. These supplies are more than adequate to meet foreseeable demand in the near term, and we do not have any plans to manufacture our G2 Biographer or third-generation product in the immediate future. Prior to our suspension of manufacturing, other companies manufactured for us the materials for the durable portion of our glucose monitoring system, the G2 Biographer, and we performed the final assembly and testing of the G2 Biographer at our facility in Redwood City, California, which complies with all applicable regulatory requirements. Other companies manufactured the materials for the disposable portion of our system, the AutoSensor, which was assembled in a third-party facility in Michigan, using equipment we own. This facility has been inspected by the FDA and was determined to be in compliance with applicable regulatory requirements. Final quality testing of the AutoSensor was done at our Redwood City facility to ensure that it met our specifications.

Intellectual Property

      It is our policy to aggressively protect our investments in technology and marketing by filing patent and trademark applications in the United States and key foreign countries. As of December 31, 2003, we had 35 issued U.S. patents and 192 issued foreign patents, with approximately 46 additional patent applications pending worldwide. These patents and applications cover our algorithms and data processing, biosensors, and reverse iontophoresis methodologies for glucose and other analytes and represent more than 30 patent families. As of December 31, 2003, we had 16 U.S. trademark registrations, with 6 U.S. trademark applications pending or published, and 65 foreign trademark registrations, with approximately 19 additional foreign trademark applications pending. Our “GlucoWatch” trademark is registered in the United States, the European Community, Japan, and other countries.

      Additionally, we have a license from The Regents of the University of California relating to their U.S. and foreign patents covering technology for transdermal extraction of glucose and other analytes.

Customers

      Our 2003 revenues consisted of product and contract revenues. Of our product revenues, 93% related to sales of our products to Sankyo Pharma in the United States. Prior to termination of our agreements with Sankyo Pharma, we sold our products to Sankyo Pharma at specified prices. The majority of the remainder of our product revenues resulted from product sales to end-user customers in the United Kingdom. In light of our Global Resolution with Sankyo Pharma, we will not be selling any additional products to Sankyo Pharma.

      Of our contract revenues in 2003, 100% related to a Small Business Innovation Research (SBIR) grant from the NIH. We currently are not performing work under any SBIR grants or contracts, and thus do not expect any contract revenues in the near future.

Competition

      The self-monitoring of blood glucose is a large and growing market. The market is dominated by conventional finger-stick blood measurement technologies, with LifeScan, Inc. (a Johnson & Johnson company), Roche Diagnostics Corporation, Bayer AG and Abbott Laboratories having the largest market shares. Conventional finger-stick technology requires the individual to draw blood from the fingertip through the use of a lancet and then place the blood on a test strip that is inserted into a meter. Although this has been the standard of care for more than 20 years, many customers find the procedure to be painful and inconvenient. New products known as alternative-site technologies have been introduced to reduce the pain of the lancing procedure. These products use multiple sites, not just the fingertip, to extract blood samples.

      A number of companies are developing invasive methods to monitor glucose concentrations in interstitial fluid to provide frequent and automatic readings. For example, Medtronic, Inc., through its subsidiary Medtronic MiniMed, currently markets a device that must be inserted subcutaneously by a physician into the patient’s abdominal region. Glucose readings taken over a period of up to three days can only be retrieved by a physician, who must extract the device and download the data. A patient version of this device has recently been approved by the FDA, although the user only receives alarms and not glucose readings. Additionally, TheraSense, Inc. (whose purchase by Abbott Laboratories was recently announced) has a subcutaneous continuous glucose monitoring device under FDA review. Companies are also developing technologies that provide non-invasive extraction for episodic readings.

Government Regulation

      On March 22, 2001, the FDA granted approval for us to market and commercially distribute our first-generation GlucoWatch Biographer. Then, on March 21, 2002, the FDA approved our second-generation product, the GlucoWatch G2 Biographer. On August 28, 2002, we received approval from the FDA of our supplemental PMA application for use of the GlucoWatch G2 Biographer by children and adolescents (ages 7 to 17). On December 4, 2003, we announced that the FDA had approved our third-generation Biographer, which is not yet commercially available.

      In 1999, we received a CE Certificate for our GlucoWatch Biographer, indicating that the product met the essential requirements and other criteria of the European Community Directive 93/42/ ECC. The CE Certificate is required for selling products in the European Community. In the European Community, the GlucoWatch Biographer does not require a prescription.

      Our manufacturing facility is subject to periodic inspection by federal, state and foreign regulatory authorities and has been registered by the FDA and licensed by the California Department of Health Services, Food and Drug Branch. Our quality assurance system is also subject to regulation by both the FDA and the State of California. We also comply with ISO 9001, EN 46001 and ISO 13485 standards. ISO standards were developed to signify that companies have a quality manufacturing system with products that meet international quality standards. Our AutoSensors were commercially manufactured at a third-party facility that also complies with applicable regulatory requirements.

Employees

      As of December 31, 2003, we had a total of 24 full-time employees, all in the United States. Of this total number of employees, 13 were in technical functions and 11 were in general administration. None of our employees is represented by a labor union. We have not experienced any labor-related work stoppages and we believe we have good relations with our employees. In October 2003, we reduced our workforce by approximately 60%, primarily in the areas of research and development and operations.

Executive Officers

      The executive officers of the Company, who serve at the discretion of the Board of Directors, are as follows, in alphabetical order:

Name	Age	Title

Neil R. Ackerman, Ph.D.	60	Chief Technical Officer and Senior Vice President, Research & Development and Scientific Affairs
Craig W. Carlson	56	Chief Operating Officer, Chief Financial Officer and Senior Vice President
John C Hodgman	49	Chairman of the Board, President and Chief Executive Officer
Barbara G. McClung	49	General Counsel and Senior Vice President

      Neil R. Ackerman, Ph.D. was appointed Chief Technical Officer in December 2000 and has served as Senior Vice President, Research & Development and Scientific Affairs since September 1998. Dr. Ackerman joined Cygnus in May 1994 as Vice President, Research & Development and, from January 1997 to September 1998, he served as Senior Vice President, Research & Development. From 1990 to May 1994, Dr. Ackerman served as Vice President of Research and Development for Glycomed, leading its discovery efforts on cardiovascular and inflammatory diseases. From 1982 to 1990, he was Research Director, Cancer and Inflammatory Diseases with DuPont Pharmaceuticals. Prior to that time, he held research and management positions at Syntex Corporation and Pfizer, Inc. Dr. Ackerman received B.S. and Ph.D. degrees from the University of Maryland and completed a post-doctoral fellowship in immunology at Stanford University.

      Craig W. Carlson was appointed Chief Operating Officer in December 2000 and has served as Chief Financial Officer since 1998. He joined Cygnus in July 1993 as Vice President, Corporate Communications, became Vice President, Strategic Planning and Corporate Marketing, then assumed responsibility for finance and information technology in 1997 as Senior Vice President, Finance. From 1988 to 1993, he was Vice President and Group Director at Young & Rubicam Advertising in San Francisco. Prior to that, Mr. Carlson was Vice President of Campbell-Mithun Advertising. He holds a B.A. from Union College, an M.S. Ed. from Hofstra University and an M.B.A. from Stanford University.

      John C Hodgman was appointed Chairman of the Board in 1999 and has served as a director, President and Chief Executive Officer since August 1998. He was President, Cygnus Diagnostics from May 1995 to August 1998, and was also Chief Financial Officer of Cygnus, Inc. Mr. Hodgman joined Cygnus in August 1994 as Vice President, Finance and Chief Financial Officer. Prior to joining Cygnus, Mr. Hodgman served as Vice President of Operations and Finance and as Chief Financial Officer for Central Point Software, a personal computer and networking software company. Prior to that, he was Vice President of Finance and Administration and Chief Financial Officer of Ateq Corporation. Mr. Hodgman holds a B.S. degree from Brigham Young University and an M.B.A. from the University of Utah. Mr. Hodgman is also a director of Immersion Corporation and AVI BioPharma, Inc.

      Barbara G. McClung was appointed General Counsel, Senior Vice President and Corporate Secretary in December 1998. Ms. McClung joined Cygnus in January 1998 as Vice President, Intellectual Property. In August 1998, Ms. McClung was promoted to Vice President and General Counsel. Prior to joining Cygnus, from August 1990 to January 1998, she was Corporate Patent Counsel at Chiron Corporation, a biotechnology company. Prior to that she was Patent Counsel at E.I. du Pont de Nemours & Co. She is a member of the California, Delaware and Pennsylvania bars, as well as being a registered patent attorney before the United States Patent and Trademark Office. Ms. McClung received a J.D. from the University of Pennsylvania Law School, as well as a B.A. from the University of California, San Diego, and an M.A. from the University of Pennsylvania.

Available Information

      Our corporate website is www.cygn.com and our product website is www.glucowatch.com. We make available free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after we electronically file such reports with the Securities and Exchange Commission. Information contained on our website is not part of this Report.

Item 2.	Properties.

      In the United States, we lease approximately 38,000 square feet in a building located in Redwood City, California, and our lease runs through April 2009. This building houses our administrative offices, laboratories, and final assembly lines for the Biographer. On October 15, 2003, we terminated our second building lease that would have run through December 2003, which we had previously subleased to Maxygen, Inc. We received full payment from Maxygen, Inc. for this early termination, and in turn paid the remaining lease amount to the property owner.

      The applicable Cygnus manufacturing facility complies with ISO 9001, EN 46001, ISO 13485 and United States Quality System Regulations standards. We hold a Medical Device Manufacturing License from the California Department of Health Services, Food and Drug Branch and a Device Establishment Registration Number from the Center for Devices and Radiological Health branch of the FDA.

Item 3.	Legal Proceedings.

      On October 6, 2003, we filed a complaint in the Superior Court of the State of California for the County of San Mateo against Sankyo Pharma and Sankyo Japan for breach of contract and intentional interference with contract, respectively, relating to the sales, marketing and distribution of our GlucoWatch Biographer products. On November 6, 2003, Sankyo Pharma filed an answer and cross-claims against us for declaratory relief, breach of contract, and defamation. On December 15, 2003 we filed a response to these claims, and Sankyo Japan filed its answer.

      On December 23, 2003, we entered into the Global Resolution with Sankyo Pharma that resolved and dismissed the pending litigation, and terminated our Sales, Marketing and Distribution Agreement and all other contractual arrangements. The Global Resolution provided for Sankyo Pharma to pay us $30.0 million and also specified that neither party owed payments to the other party, thus allowing us to write off certain liabilities and assets, resulting in a total net gain of $75.8 million. Furthermore, Sankyo Pharma transferred title to us of more than 20,000 GlucoWatch G2 Biographers and more than 1.0 million AutoSensors that we had previously sold and shipped to them. Sankyo Pharma is to provide certain transition services related to distribution and customer services until the earlier of June 30, 2004 or when we notify Sankyo Pharma that they may discontinue such services, and we are entitled to receive 30% of all monies received from product sales by Sankyo Pharma during this transition period.

      On February 23, 2004, using outside counsel, we invoked the mediation provisions set forth in our Asset Purchase Agreement with Ortho-McNeil Pharmaceutical, Inc. (“Ortho-McNeil”), a Johnson & Johnson company, relating to $34.6 million in potential milestone payments, which are under dispute between the parties.

Item 4.	Submission of Matters to a Vote of Security Holders.

      None.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters.

      On January 6, 2003, we received the determination of the Nasdaq Listing Qualifications Panel to transfer our common stock to the OTC Bulletin Board, effective at the open of business on January 8, 2003. Our common stock previously had been trading on the Nasdaq National Market under the symbol “CYGN” since 1991. Our common stock is currently trading on the OTC Bulletin Board under the symbol “CYGN.” The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as quoted on the Nasdaq National Market through January 7, 2003, and as quoted on the OTC Bulletin Board commencing January 8, 2003.

	High	Low

Year Ended December 31, 2003:
Fourth Quarter	$0.72	$0.07
Third Quarter	0.67	0.36
Second Quarter	1.09	0.27
First Quarter	0.72	0.25

Year Ended December 31, 2002:
Fourth Quarter	$1.60	$0.62
Third Quarter	3.05	0.63
Second Quarter	7.04	1.83
First Quarter	5.65	3.48

      On March 24, 2004, the last reported sale of our common stock on the OTC Bulletin Board was $0.46 per share and there were 969 record holders of our common stock. We have never paid any cash dividends on our capital stock. We anticipate that we will retain our earnings, if any, to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

      None.

Item 6.	Selected Financial Data.

      The selected consolidated financial data presented below are derived from the audited consolidated financial statements of Cygnus, Inc. The following data should be read in conjunction with the consolidated financial statements and related notes, the information set forth under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included herein.

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Net product revenues	$2,684	$3,453	$489	$—	$—
Contract revenues	234	401	5,300	1,052	2,061

Total revenues	2,918	3,854	5,789	1,052	2,061
Costs and expenses:
Costs of product revenues	15,447	6,396	271	—	—
Research and development	5,119	13,883	27,405	21,170	15,745
Sales, marketing, general and administrative	6,440	22,544	15,481	10,072	4,794

Total costs and expenses	27,006	42,823	43,157	31,242	20,539

Loss from operations	(24,088)	(38,969)	(37,368)	(30,190)	(18,478)
Interest and other income/(expense), net	114	417	2,416	1,970	194
Interest expense	(2,210)	(3,153)	(3,721)	(3,687)	(3,690)
Gain from Sankyo Pharma settlement	75,825	—	—	—	—

Income/(loss) from continuing operations before tax	49,641	(41,705)	(38,673)	(31,907)	(21,974)
Provision for income taxes	199	23	527	100	200

Net income/(loss) from continuing operations	49,442	(41,728)	(39,200)	(32,007)	(22,174)

Discontinued operations:
Income from operations of a discontinued segment	—	—	—	—	3,031
Gain on disposal of a segment	—	—	—	—	16,308

Net income/(loss) before cumulative effect of a change in accounting principle	49,442	(41,728)	(39,200)	(32,007)	(2,835)
Cumulative effect of a change in accounting principle	—	—	—	(5,026)	—

Net income/(loss)	$49,442	$(41,728)	$(39,200)	$(37,033)	$(2,835)

Amounts per share, basic:
Income/(loss) from continuing operations	$1.28	$(1.11)	$(1.31)	$(1.22)	$(0.95)
Income from a discontinued segment	—	—	—	—	0.83
Cumulative effect of a change in accounting principle	—	—	—	(0.19)	—

Net income/(loss)	$1.28	$(1.11)	$(1.31)	$(1.41)	$(0.12)

Shares used in computation of amounts per share, basic	38,480	37,580	30,028	26,315	23,354

Amounts per share, diluted:
Income/(loss) from continuing operations	$1.01	$(1.11)	$(1.31)	$(1.22)	$(0.95)
Income from a discontinued segment	—	—	—	—	0.83
Cumulative effect of a change in accounting principle	—	—	—	(0.19)	—

Net income/(loss)	$1.01	$(1.11)	$(1.31)	$(1.41)	$(0.12)

Shares used in computation of amounts per share, diluted	49,640	37,580	30,028	26,315	23,354

	December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalent and short-term investments	$33,483	$26,617	$23,749	$22,939	$38,892
Working capital/(deficiency)	$18,265	$(12,438)	$6,480	$9,869	$30,111
Total assets	$37,707	$40,477	$35,681	$32,889	$46,976
Long-term obligations	$14,830	$35,690	$33,101	$32,189	$38,476
Accumulated deficit	$(247,309)	$(296,751)	$(255,023)	$(215,823)	$(178,790)
Stockholders’ equity/(net capital deficiency)	$6,822	$(42,622)	$(18,048)	$(13,023)	$(1,204)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      Some of the statements in this report, including in the documents incorporated by reference, are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions and other statements contained in this report, including in the documents incorporated by reference, that are not statements of historical fact. Forward-looking statements include but are not limited to statements about our ability to find a new sales, marketing and distribution partner or other strategic alliance, including but not limited to a merger or an acquisition by a third party; the capabilities and potential of the GlucoWatch G2 Biographer business; our ability to achieve market acceptance of the GlucoWatch G2 Biographer; our ability to manufacture the GlucoWatch G2 Biographer; our plans for other commercialization alliances; and the speed and potential results of the regulatory process. In some cases, you can identify these statements by words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continues,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions. We cannot guarantee future results, levels of activity, performance or achievements. Our actual results and the timing of certain events may differ significantly from the results and timing discussed in this report, including those under “Risk Factors” herein, as well as in the documents incorporated by reference. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

      This information should be read in conjunction with our consolidated financial statements and accompanying notes thereto in the F- pages of this report.

Overview

      We have developed and manufactured frequent, automatic and non-invasive glucose monitoring devices. Our devices are designed to provide more data to individuals and their physicians and enable them to make better-informed decisions on how to manage diabetes. We began the U.S. market launch of our first-generation GlucoWatch® Biographer on April 15, 2002. On March 21, 2002, the U.S. Food and Drug Administration (FDA) approved our second-generation product, the GlucoWatch G2® Biographer. On August 28, 2002, we received approval from the FDA of our supplemental pre-market approval (PMA) application for use of the GlucoWatch G2 Biographer by children and adolescents (ages 7 to 17). On December 4, 2003, we announced that the FDA approved our third-generation product. Compared with our second-generation product, this improved Biographer and AutoSensor system focuses on enhancing customer satisfaction and ease of use; however, it is not yet commercially available.

      On December 23, 2003, we entered into the Global Resolution with Sankyo Pharma that resolved and dismissed the pending litigation filed on October 6, 2003, and terminated our Sales, Marketing and Distribution Agreement and all other contractual arrangements with Sankyo Pharma. The Global Resolution provided for Sankyo Pharma to pay us $30.0 million and also specified that neither party owed any payments to the other party, thus allowing us to write off certain liabilities and assets, resulting in a total net gain of $75.8 million. Furthermore, Sankyo Pharma transferred title to us of more than 20,000 GlucoWatch G2 Biographers and more than 1.0 million AutoSensors that we had previously sold and shipped to them. Sankyo Pharma is to provide certain transition services related to distribution and customer services until the earlier of June 30, 2004 or when we notify Sankyo Pharma that they may discontinue such services, and we are entitled to receive 30% of all monies received from product sales by Sankyo Pharma during this transition period. In light of these developments, we are not likely to manufacture our G2 Biographer or third-generation product or develop new products in the near future. We are currently seeking a new sales, marketing and distribution partner or other strategic alliance, and we are exploring the possibility of selling the company to a third party. We have retained a financial advisor to lead this process.

      On March 23, 2004, we entered into an Exchange Agreement with the debenture holders and retired all of our outstanding Convertible Debentures in exchange for an aggregate of $13.8 million in cash and 2.5 million shares of our common stock. As a result of this exchange, $18.8 million in principal and interest that was to be paid under the Convertible Debentures will not have to be paid. Although this exchange significantly reduces our liquidity in the near term, we will benefit over the course of the repayment period because we were able to retire the debentures at less than face value. In connection with the exchange, we also canceled all outstanding warrants to purchase our common stock that had been issued to the debenture holders and terminated the registration rights agreement associated with the Convertible Debentures. Additionally, the security interests in our assets held by the debenture holders have been terminated.

      On March 24, 2004, we notified our counterparty that we have elected to terminate our remaining equity line agreement, which had a commitment period ending December 31, 2004, in light of the fact that we do not believe we would have been able to draw on this facility anytime in the foreseeable future. We have not utilized any portion of this equity line. Because we did not expect to be able to draw on this facility, as a practical matter, we do not expect our termination of this equity line to have any impact on our liquidity.

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

Revenue Recognition

      Product revenues are generated upon the sale of our GlucoWatch Biographer and GlucoWatch G2 Biographers and accessories in the United States and the United Kingdom. The GlucoWatch Biographer systems consist of two integrated parts: the durable Biographer and the disposable, single-use AutoSensor.

      Product sales are recorded when all of the following conditions have been met: product has been shipped, transfer of title has taken place, there is persuasive evidence of an arrangement, the price is fixed or determinable, and collection is reasonably assured. Revenues generated from our shipments of sample and practice Biographers were recognized when all the above conditions are met, typically upon delivery of these products to Sankyo Pharma, as the sales of such products were not subject to future pricing adjustments. With regard to product sales that were made directly by us to third parties, from time to time we allowed customers to return product for credit. In such instances, we deferred revenue until the return period expired. We accrue for estimated warranty costs and other allowances when the revenues from product sales are recognized. The warranty expenses recorded to date have not been significant and are within historical estimates.

      Revenues in the United States generated from our shipments of product to Sankyo Pharma for resale under our now-terminated Sales, Marketing and Distribution Agreement were deferred until the product was sold by Sankyo Pharma to its third-party customers, because the net price of our product sales to Sankyo Pharma was subject to certain contractual pricing adjustments, such as rebates, discounts and certain fees offered or paid by Sankyo Pharma to its third-party customers. Product revenues recorded by us for the first three calendar quarters of 2003 are net of these adjustments; however, product revenues recorded for the fourth quarter ended December 31, 2003 were not subject to such adjustments because our Sales, Marketing and Distribution Agreement with Sankyo Pharma had been terminated pursuant to the Global Resolution. As a result of the Global Resolution, the remaining $9.3 million balance in “Deferred revenues from Sankyo Pharma net of deferred costs of products shipments” previously deferred in our balance sheet at the date of the Global Resolution was included as a component of “Gain from Sankyo Pharma settlement” in our statement of operations during the fourth quarter of 2003. We do not expect any significant product revenues in 2004 unless we obtain a sales, marketing and distribution partner or other strategic alliance.

      Our contract revenues may include up-front and interim milestone payments from co-promotion; sales, marketing and distribution; and development agreements. Milestone payments are recorded as revenue based on the provisions of the underlying agreement and the estimated period of continuing obligations, generally the contract term. We received $25.0 million in milestones from Sankyo Pharma under our now-terminated Sales, Marketing and Distribution Agreement and prior Co-Promotion Agreement, and these milestone payments had been deferred and had appeared in our balance sheet as “Deferred revenues from Sankyo Pharma.” Because the Sales, Marketing and Distribution Agreement was terminated as part of the Global Resolution, this $25.0 million was included as a component of “Gain from Sankyo Pharma settlement” in our statement of operations during the fourth quarter of 2003.

      Our contract revenues also included payments received pursuant to research grants. Revenues were recognized based on the performance requirements of the grant contract and as reimbursable expenses are incurred. We currently are not performing work under any SBIR grants or contracts, and thus do not expect any contract revenues in the near future.

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

      For the quarter ended September 30, 2003, in light of our then-ongoing litigation with Sankyo Pharma, our subsequent reduction in force, and the excess product inventory held by Sankyo Pharma, we concluded that it was unlikely that we would continue to manufacture any products in the near future. Thus, we determined that we would not be able to realize the value of our remaining raw materials and work-in-process inventories and wrote off a total of approximately $4.9 million of these inventories at that time.

      Under the terms of our Global Resolution, Sankyo Pharma transferred title to us of more than 20,000 GlucoWatch G2 Biographers and more than 1.0 million AutoSensors that we had previously sold and shipped to them. Because we do not have a new sales, marketing and distribution partner or other strategic alliance to sell our products, we anticipate minimal demand for our products in the foreseeable near term. Therefore, we assessed that the Sankyo Pharma finished goods inventory received as part of the Global Resolution in December 2003 had no realizable value at the time. Additionally, in December 2003, we wrote off substantially all of our remaining finished goods inventory, approximately $630,000, that had not been shipped or sold to Sankyo Pharma. Our remaining inventory of $62,000 at December 31, 2003 consisted of finished goods for sale in the United Kingdom.

      Prior to the approval by the FDA of our product and our commercial processes, material was generally charged to research and development expenses upon receipt and was not carried as inventory in our financial statements. Accordingly, for the year ended December 31, 2003, costs of product revenues do not include previously expensed material.

Impairment of Long-Lived Assets

      We review equipment and improvements and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount of the assets to the future net cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment is recognized and is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets, evaluated by considering the present value of future net cash flows. No impairment charges were recorded during 2003 and 2001. In the fourth calendar quarter of 2002, we recorded an impairment charge of $1.5 million, primarily related to our semi-automated back-up AutoSensor-manufacturing equipment, which became obsolete in the fourth quarter of 2002 as a result of the deployment of our fully automated manufacturing equipment. This charge was included in sales, marketing, general and administrative expenses. As of December 31, 2003, we do not anticipate using our production equipment in the near term. We have concluded that its current carrying amounts would be recoverable if we enter into a new sales, marketing and distribution agreement or other strategic alliance. We may also use this equipment in research and development efforts, if any. As a result, we have not recognized any impairment against these assets at

December 31, 2003. We will continue to evaluate the realizable value of these assets, which may result in future adjustments.

Results of Operations

      Our results of operations have fluctuated from period to period and are expected to continue to fluctuate in the future based upon the progress and ultimate outcome of our attempts to secure alternative strategic options (including, but not limited to, a merger or an acquisition by a third party), the demand for our products, product revenues and our costs of product revenues, as well as the level of our expenses during any given period. Historical results should not be viewed as indicative of future operating results. We are also subject to risks common to companies in our industry and in our current position, including risks inherent in our need to find alternative approaches or other strategic alliance for the sales, marketing and distribution of our products in the United States; enforcement of our patents and proprietary rights; need for future capital, particularly in light of our stock currently being listed on the OTC Bulletin Board; potential competition; and uncertainty of future regulatory approvals. We have experienced operating losses since our inception, and we expect to continue to incur operating losses at least until we have significant product sales, if we ever do. Because of the terms of the Global Resolution, however, we recorded a non-operating gain of approximately $75.8 million (“Gain from Sankyo Pharma settlement” in our statement of operations) for the quarter ended December 31, 2003, which resulted in net income of $49.4 million for the year ended December 31, 2003. We expect to continue our previous experience of incurring operating losses in 2004. At December 31, 2003, our accumulated deficit and our stockholders’ equity were $247.3 million and $6.8 million, respectively.

Comparison for the Years Ended December 31, 2003 and 2002

      Net product revenues for the year ended December 31, 2003 were $2.7 million, compared to $3.5 million for the year ended December 31, 2002. Ninety four percent (94%) of net product revenues recognized for the year ended December 31, 2003 resulted from sales of our GlucoWatch G2 Biographers in the United States. Approximately $1.2 million of our net product revenues recognized in 2003 related to sample and practice G2 Biographers and related products shipped to Sankyo Pharma for use by their sales force. Sample and practice G2 Biographers and related products were sold to Sankyo Pharma at a fixed price that was not subject to adjustment and therefore the revenues from these sales were recognized upon Sankyo Pharma’s receipt of the product.

      Unit shipments from us to Sankyo Pharma of the GlucoWatch G2 Biographers for the year ended December 31, 2003 were approximately 10,000 Biographers, approximately 2,600 of which were for resale to Sankyo Pharma’s customers and the remaining amount were sample and practice units. During the year ended December 31, 2003, we shipped approximately 1.1 million AutoSensors, substantially all of which were to Sankyo Pharma. Because the net price of some of our product sales to Sankyo Pharma was subject to certain pricing adjustments, we deferred product revenues related to product shipments during 2003 of approximately $8.1 million and this was a component of “Deferred revenues from Sankyo Pharma net of deferred costs of product shipments” in our balance sheet prior to the Global Resolution. The “Deferred revenues from Sankyo Pharma net of deferred costs of product shipments” reflected in our balance sheet prior to the Global Resolution approximated $9.3 million, and this was included as a component of “Gain from Sankyo Pharma settlement” in our statement of operations during the fourth quarter of 2003. We do not expect any significant product revenues in 2004 unless we secure a sales, marketing and distribution partner or other strategic alliance.

      Contract revenues for the year ended December 31, 2003 were $234,000, compared to $401,000 for the year ended December 31, 2002. Contract revenues for the years ended December 31, 2003 and 2002 included revenues related to our NIH SBIR Phase I and II grants, and revenues were recognized as research activities are performed. We currently are not performing work under any SBIR grants or contracts, and thus do not expect any contract revenues in the near future.

      Costs of product revenues for the year ended December 31, 2003 were $15.4 million, compared to $6.4 million for the year ended December 31, 2002. Costs of product revenues for the year ended December 31, 2003 consisted of $3.7 million in material and other production costs associated with the manufacturing of our products and $5.3 million of underabsorbed indirect overhead representing excess manufacturing capacity put in place to accommodate our previously anticipated future requirements. In addition, costs of product revenues for the year ended December 31, 2003 included approximately $6.4 million in expenses for the write-off of our inventory, primarily due to the termination of our Sales, Marketing and Distribution Agreement and all related contractual arrangements with Sankyo Pharma.

      Pursuant to our now-terminated Sales, Marketing and Distribution Agreement with Sankyo Pharma, the sales price to Sankyo Pharma of practice, sample and accessory products approximated our costs. For the year ended December 31, 2003, approximately 46% of the revenues we recognized derived from the sale of practice, sample and accessory products to Sankyo Pharma, and this had a negative impact on our margins. In addition, due to the fact that Sankyo Pharma was entitled to receive a specified margin on product sales, our margins were negatively impacted in periods when the allowed deductions were high relative to Sankyo Pharma’s sales to its third-party customers, such as occurred in 2003. Also, average manufacturing costs are greater at low unit volumes, such as the volumes experienced during our initial commercialization in the United States. As a partial offset to these negative impacts on our product margins, however, costs of product revenues did not include certain material and other product costs previously expensed. Prior to commercialization, materials that we purchased were expensed to research and development. We have been able to use some of this material in our products sold. If we were to include the costs that were previously expensed to research and development but then used in our products sold, our costs of product revenues would have been $390,000 greater than the reported amounts for the year ended December 31, 2003. Overall, we expect our product margins to vary from period to period due to the mix of products sold (i.e., Biographers, AutoSensors and accessories), actual utilization of our manufacturing facilities, and financial terms of any future sales, marketing and distribution arrangement or other strategic alliance.

      For the year ended December 31, 2003, we deferred costs of approximately $5.2 million related to deferred product revenues, and these costs were recorded as a component of “Deferred revenues from Sankyo Pharma net of deferred costs of product shipments” in our balance sheet. The “Deferred revenues from Sankyo Pharma net of deferred costs of product shipments” reflected in our balance sheet prior to the Global Resolution with Sankyo Pharma approximated $9.3 million, and this was included as a component of “Gain from Sankyo Pharma settlement” in our statement of operations. We expect our costs of product revenues to be minimal in 2004 unless we secure a sales, marketing and distribution partner or other strategic alliance.

      Research and development expenses for the year ended December 31, 2003 were $5.1 million, compared to $13.9 million for the year ended December 31, 2002. Research and development expenses continued to decrease significantly as we moved products into commercialization. Research and development expenses included costs for scientific and product development personnel, material used in the development and validation of high capacity manufacturing processes, consultants, clinical trials, supplies, maintenance of our quality system, and depreciation of equipment used in research and product development. In 2002, significant expenses were incurred in our efforts to increase our manufacturing capacity of both the disposable AutoSensors and durable Biographer; however, these efforts decreased in 2003. We have devoted internal resources and conducted clinical trials to expand the indications of our products, specifically to the pediatric segment, and to enhance features and the usability of our products. Because we do not have systems in place to capture the expenses incurred in each of the above areas, we are unable to report the expenses incurred to date in each of the above categories. We do not expect our research and development expenses to increase during 2004 unless we secure a new sales, marketing and distribution partner or other strategic alliance.

      Sales, marketing, general and administrative expenses for the year ended December 31, 2003 were $6.4 million, compared to $22.5 million for the year ended December 31, 2002. These amounts included $849,000 and $14.2 million of sales and marketing expenses in the years ended December 31, 2003 and 2002, respectively. Included in the $14.2 million for 2002 is $10.0 million of advertising and promotion expenses that were required under our agreements with Sankyo Pharma. In 2003, we were not required to incur any advertising and promotion expenses under these agreements. The overall decrease of $16.1 million in sales, marketing, general and administrative expenses compared to 2002 is primarily attributed to a decrease of $13.4 million in sales and marketing expenses. Furthermore, sales, marketing, general and administrative expenses in 2002 included an asset impairment charge of $1.5 million, primarily related to semi-automated back-up equipment for the production of AutoSensors, for which we do not have foreseeable alternative uses.

      Interest and other income/(expense), net for the year ended December 31, 2003 was $114,000 compared to $417,000 for the year ended December 31, 2002. This decrease was primarily due to the lower yields on lower average cash and investment balances.

      Interest expense for the year ended December 31, 2003 was $2.2 million, compared to $3.2 million for the year ended December 31, 2002. Included in interest expense for the years ended December 31, 2003 and 2002 was the interest accrued on our convertible debentures and the amortization of the value of the warrants issued in connection with our financing agreements. The interest rate on our convertible debenture notes decreased from 8.5% to 3.5% in the fourth quarter of 2002. In addition, the principal balance due was reduced by a payment of $2.0 million in June 2003. These two factors accounted for the majority of the change in interest expense in 2003, compared to 2002.

      Gain from Sankyo Pharma settlement for the year ended December 31, 2003 was $75.8 million. The Global Resolution provided for Sankyo Pharma to pay us $30.0 million and also specified that neither party owed any payments to the other party, thus allowing us to write off certain liabilities and assets, resulting in a total net gain of $75.8 million.

      During the transition period in which Sankyo Pharma provides certain distribution and customer services, we are entitled to 30% of all monies received for products sold by Sankyo Pharma. Amounts received will be recorded as additional “Gain from Sankyo Pharma settlement” in our statement of operations. This transition period ends on the earlier of June 30, 2004 or when we notify Sankyo Pharma that they may discontinue such services. Also, as part of the Global Resolution, Sankyo Pharma transferred title to us of all GlucoWatch G2 Biographer products that they currently owned, which includes more than 20,000 GlucoWatch G2 Biographers and more than 1.0 million AutoSensors.

      The following table summarizes the components of the gain from the Sankyo Pharma settlement, in thousands:

Cash settlement received from Sankyo Pharma in December 2003	$30,000
Recognition of deferred revenues from Sankyo Pharma (milestone payments)	25,000
Recognition of deferred revenues from Sankyo Pharma net of deferred costs of $8,759 of product shipments	9,306
Write-off of current portion of amount due to Sankyo Pharma(1)	6,770
Write-off of long-term portion of amount due to Sankyo Pharma(2)	2,324
Write-off of other liabilities due to Sankyo Pharma, partially offset by a write-off of $1,083 accounts receivable from Sankyo Pharma(3)	2,694
Less: Legal expenses incurred in Sankyo Pharma litigation	269

Net gain from Sankyo Pharma settlement	$75,825

(1)	In fiscal 2002, we were required to reimburse Sankyo Pharma for their actual promotional expenses of $6.7 million and this payment, together with an amount we owed Sankyo Pharma for customer rebates, could have been deferred until second quarter 2004.

(2)	In fiscal 2002 and 2003, we were required to pay quarterly sales and marketing commissions to Sankyo Pharma; however, payment of these commissions could have been deferred to at least 2005.

(3)	Other liabilities due to Sankyo Pharma primarily included customer advances and reserves for the replacement of stale-dated AutoSensors.

      Provision for income taxes for the year ended December 31, 2003 was $199,000, substantially all of which related to alternative minimum tax due from the gain from our settlement with Sankyo Pharma. We were able to utilize net operating loss carryforwards and research and development tax credit carryforwards to offset other federal and state taxes. The provision for taxes for the year ended December 31, 2002 was $23,000 and related to U.K. taxes on income.

Comparison for the Years Ended December 31, 2002 and 2001

      Net product revenues for the year ended December 31, 2002 were $3.5 million, compared to $489,000 for the year ended December 31, 2001. Ninety percent (90%) of net product revenues recognized for the year ended December 31, 2002 resulted from sales of our GlucoWatch Biographers in the United States. Approximately $1.6 million of our net product revenue recognized in 2002 related to sample and practice G2 Biographers shipped to Sankyo Pharma. The majority of the remaining net product revenues reflected revenues for shipments of our first-generation product. Customers who purchased our first-generation Biographer in the United States had a right to a free upgrade to the G2 Biographer if requested within a specified time period. We recognized revenue for our first-generation product only when we shipped the free upgrades or when the upgrade period expired. Net product revenues for the year ended December 31, 2001 resulted from the initial sales of our GlucoWatch Biographer in the United Kingdom.

      Unit shipments of the GlucoWatch Biographers for the year ended December 31, 2002 were approximately 36,000 Biographers, of which approximately 2,000 were first-generation products sold directly to end users and approximately 34,000 were second-generation products shipped to Sankyo Pharma, about 21,000 of which were for resale to Sankyo Pharma’s customers and the remaining amount were sample and practice units. The majority of these shipped units reflected our initial U.S. market entry of the second-generation Biographers. During the year ended December 31, 2002, we shipped approximately 527,000 AutoSensors, of which approximately 454,000 were shipped to Sankyo Pharma.

      Contract revenues for the year ended December 31, 2002 were $401,000, compared to $5.3 million for the year ended December 31, 2001. Contract revenues for the years ended December 31, 2002 and 2001 included revenues related to our NIH SBIR Phase I and II grants and our two NIH Phase I SBIR contracts, respectively. Revenues related to our NIH grants and contracts were recognized as research activities are performed. Also included in contract revenues for the year ended December 31, 2001 was a milestone of $5.0 million pursuant to our now-terminated Product Supply and Distribution Agreement with Yamanouchi Pharmaceutical Co., Ltd. related to FDA approval of our first-generation Biographer.

      Costs of product revenues for the year ended December 31, 2002 were $6.4 million, compared to $271,000 for the year ended December 31, 2001. Costs of product revenues for the year ended December 31, 2002 consisted of $5.0 million in material and other production costs associated with the manufacturing of our products and underabsorbed indirect overhead representing excess manufacturing capacity put in place to accommodate our previously anticipated future requirements. In addition, costs of product revenues for the year ended December 31, 2002 included approximately $1.1 million in expenses from the quarter ended June 30, 2002 related to the write-off of obsolete first-generation Biographer inventory, caused by the earlier-than-anticipated FDA approval of our second-generation Biographer and its anticipated launch in the third quarter of 2002. In the quarter ended December 31, 2002, we also wrote off $290,000 of material in excess of projected requirements and for outdated literature and expired product. Subsequent to the write-off of $1.1 million in the second quarter 2002, we were able to utilize approximately $480,000 of this inventory, primarily due to our redesign of the practice G2 Biographer to allow for the use of some of this material. Our costs of product revenues for the second half of the year ended December 31, 2002 would have been $480,000 higher if we had not previously expensed the written-off material.

      Pursuant to our now-terminated Sales, Marketing and Distribution Agreement with Sankyo Pharma, the sales price to Sankyo Pharma of practice and sample products approximated our costs. For the year ended December 31, 2002, approximately half of the revenues we recognized derived from the sale of practice and sample products to Sankyo Pharma, which had a negative impact on our margins. Another factor negatively affecting our margin for 2002 was the cost of the G2 Biographers shipped as free upgrades to our customers who purchased our first-generation products. Customers who purchased our first-generation product were eligible for a free upgrade if they responded to our upgrade offer within a certain period of time. We had initially deferred product revenues and costs of product revenues for such first-generation products sold to customers who had the right to upgrade. We recognized these revenues and costs of product revenues, together with the cost of second-generation product shipped as part of the upgrade offer, when we shipped the second-generation product upgrade. Additionally, average manufacturing costs were greater at low unit volumes. As a partial offset to these negative impacts on our product margin, however, costs of product revenues did not include certain material and other product costs previously expensed. Prior to commercialization, materials that we purchased were expensed to research and development. We were able to use some of this material in our products sold. If we were to include the costs that were previously expensed to research and development but then used in our products sold, our costs of product revenues would have been $1.4 million greater than the reported amounts for the year ended December 31, 2002.

      For the year ended December 31, 2002, we deferred costs of approximately $5.0 million related to deferred product revenues, and these costs were recorded as a component of “Deferred revenues from Sankyo Pharma net of deferred costs of product shipments” in our balance sheet as of December 31, 2002.

      Research and development expenses for the year ended December 31, 2002 were $13.9 million, compared to $27.4 million for the year ended December 31, 2001. Research and development expenses decreased significantly as a result of a reduction in material costs charged to research and development expenses for commercial manufacturing scale-up.

      Sales, marketing, general and administrative expenses for the year ended December 31, 2002 were $22.5 million, compared to $15.5 million for the year ended December 31, 2001. These amounts included $14.2 million and $7.4 million of sales and marketing expenses in the years ended December 31, 2002 and 2001, respectively. Included in the $14.2 million for 2002 was $10.0 million of advertising and promotion expenses as required under our now-terminated Sales, Marketing and Distribution Agreement with Sankyo Pharma. The overall increase of $7.0 million in sales, marketing, general and administrative expenses over 2001 was primarily attributed to an increase of $6.3 million in advertising and promotion expenses. Sales, marketing, general and administrative expenses in 2002 also included an asset impairment charge of $1.5 million, primarily related to semi-automated back-up equipment for the production of AutoSensors, for which we did not have foreseeable alternative uses.

      Interest and other income/(expense), net for the year ended December 31, 2002 was $417,000, compared to $2.4 million for the year ended December 31, 2001. Included in interest and other income/(expense), net for the year ended December 31, 2001 was a gain of $1.1 million resulting from the sale of certain marketable equity securities and cash proceeds of $416,000 pursuant to our 1999 Ortho-McNeil agreement related to the sale of substantially all of our drug delivery business. Excluding those gains, interest income decreased by $500,000 when compared to 2001. This decrease was primarily due to the lower yields on lower average cash and investment balances.

      Interest expense for the year ended December 31, 2002 was $3.2 million, compared to $3.7 million for the year ended December 31, 2001. The interest rate on our convertible debenture notes decreased from 8.5% to 3.5% in the fourth quarter of 2002, which accounted for the majority of the change in interest expense in 2002, compared to 2001.

      Provision for income taxes for the year ended December 31, 2002 was $23,000 and related to U.K. taxes on income. The provision for taxes for the year ended December 31, 2001 was $527,000, of which $500,000 was for foreign tax withholdings applicable to the milestone payment from Yamanouchi Pharmaceutical Co., Ltd. and the remaining $27,000 related to provisions for income taxes in the United Kingdom.

Liquidity and Capital Resources

      As of December 31, 2003, our cash, cash equivalents and investments totaled $33.5 million, primarily resulting from the $30.0 million received as part of our Global Resolution with Sankyo Pharma.

      Net cash provided by operating activities for the year ended December 31, 2003 was $11.0 million, compared to net cash used in operating activities of $12.2 million for the year ended December 31, 2002. Cash provided by operating activities during the year ended December 31, 2003 was primarily due to our net income of $49.4 million, partially offset by the non-cash portion of the gain from the Sankyo Pharma settlement totaling $46.1 million, and $3.5 million in payments of our Sanofi-Synthelabo arbitration obligation. Cash from operating activities also increased by $5.4 million, primarily as a result of payments related to deferred revenues and advances received from Sankyo Pharma prior to the Global Resolution. In addition, we wrote off $6.4 million in inventory during 2003. Cash used in operating activities during the year ended December 31, 2002 was primarily due to our net loss of $41.7 million and payments totaling $8.4 million of our Sanofi-Synthelabo arbitration obligation, partially offset by increases in deferred revenues from Sankyo Pharma of $20.0 million, deferred revenues from Sankyo Pharma net of deferred costs of product shipments of $8.2 million, and amount due to Sankyo Pharma of $7.2 million.

      Net cash provided by investing activities of $3.1 million for the year ended December 31, 2003 resulted primarily from the net sales and maturities of investments of $3.2 million. Net cash provided by investing activities of $2.8 million for the year ended December 31, 2002 resulted primarily from the net sales and maturities of investments of $3.4 million, partially offset by capital expenditures of $601,000.

      Net cash used in financing activities totaled $4.1 million for the year ended December 31, 2003 and included principal payments of $4.0 million pursuant to our convertible debentures. Net cash provided by financing activities totaled $15.7 million for the year ended December 31, 2002 and included net proceeds of $14.7 million from the 2002 public offering of our common stock, net proceeds of $452,000 from sales of our common stock under our equity lines and additional cash proceeds of $554,000, primarily from sales of common stock under our employee stock purchase plan.

      As of December 31, 2003, our contractual obligations for the next seven years are as follows:

	Amounts Due

		Less than
Contractual Obligations	Total	1 Year	1-3 Years	3-7 Years

	(In thousands)
Convertible Debentures(1)	$18,281	$14,281	$4,000	$—
Interest on Convertible Debentures(1)	493	424	69	—
Capital lease obligations	82	82	—	—
Operating lease obligation	4,709	840	1,734	2,135
Arbitration obligation (Sanofi-Synthelabo)	11,500	—	8,500	3,000
University of California minimum royalties(2)	1,350	150	400	800
Other purchase obligations	540	240	300	—

Total contractual cash obligations	$36,955	$16,017	$15,003	$5,935

(1)	On March 23, 2004, we entered into an Exchange Agreement with the debenture holders and retired all of our outstanding Convertible Debentures and associated warrants in exchange for an aggregate of $13.8 million in cash and 2.5 million shares of our common stock. Thus, these amounts will not have to be paid.

(2)	Under our Exclusive License Agreement, effective January 31, 1995, as amended, and the minimum royalty payments terminate upon the last-to-expire patent licensed under this agreement. This expiration date is January 18, 2011.

      The level of cash used in operating activities during previous periods is not necessarily indicative of the level of future cash usage. Our long-term cash and capital expenditure requirements will depend upon numerous factors including but not limited to (i) costs associated with seeking and obtaining alternative approaches or other strategic alliance for the sales, marketing and distribution of our products in the United States, (ii) the time required to obtain any regulatory approvals, (iii) additional expenditures to support the manufacture of new products, including conversion of existing G2 Biographers into third-generation Biographers, (iv) the progress of our research and development programs, if any, and (v) possible expansion into new markets.

      As of December 31, 2003, we had existing cash, cash equivalents and investments of $33.5 million. However, we have incurred significant net operating losses since our inception, including a loss from operations of $24.1 million for the year ended December 31, 2003. We have incurred negative cash flows from operations since our inception, although our Global Resolution with Sankyo Pharma provided us with positive cash flows from operating activities for the year ended December 31, 2003. At December 31, 2003, our stockholders’ equity was $6.8 million and our accumulated deficit was $247.3 million.

      As of December 31, 2003, based upon current expectations for operating losses and projected short-term expenditures, we believe that existing cash, cash equivalents, and investments of $33.5 million will be sufficient to meet our existing operating expenses, contractual obligations, and capital expenditure requirements, if any, at least for the next 12 months. Although there has been a substantial reduction in our headcount, suspension of manufacturing and related reduction in costs of product revenues and research and development activities, and other cost-cutting measures, we also expect to receive very little cash from future product revenues without first obtaining a sales, marketing and distribution partner or other strategic alliance. However, there can be no assurance that we will not require further financing and, if we do, that such financing will be available.

Income Taxes

      At December 31, 2003, we had federal net operating loss and research and development tax credit carryforwards of $238.3 million and $6.5 million, respectively. These carryforwards expire at various dates beginning in 2004 and ending in 2023. For state income tax purposes, at December 31, 2003 we had net operating loss carryforwards of $67.0 million that expire at various dates beginning in 2004 and ending in 2013, and state research and development tax credit carryforwards of approximately $4.7 million, which do not expire.

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

Risks Related to Our Business

We must obtain a U.S. sales, marketing and distribution partner or other strategic alliance in the near future.

      Under our now-terminated Sales, Marketing and Distribution Agreement with Sankyo Pharma, we were totally dependent upon Sankyo Pharma for the sales, marketing and distribution of our products in the United States. Sankyo Pharma is to provide certain transition services related to distribution and customer services for us currently; however, such services will cease on the earlier of June 30, 2004 or when we notify Sankyo Pharma that they may discontinue such services. Despite such transition services, we do not believe we will be able to generate additional cash from product sales in any significant amounts in the near term since there are no current sales and marketing activities relating to our products.

      We do not have the cash resources or infrastructure to perform sales, marketing and distribution functions ourselves. Under our current situation, we must conserve and generate cash to finance our operations. Our ability to continue as a going concern beyond 2004 is dependent on our ability to generate sufficient cash flow to fund our operations and meet our debt and other obligations on a timely basis and to continue to keep our expenses as low as possible. There is no certainty, however, that we will be able to generate sufficient cash or to keep our expenses low enough.

      We continue to evaluate alternative means of financing to meet our needs on terms that are acceptable to us. However, we may be unable to obtain necessary financing on favorable terms or at all. For example, we may need to enter into financing arrangements or modify our existing payment obligations that may include sales of our common stock at significant discounts to the market price, as well as causing significant dilution to our existing stockholders.

      If we cannot obtain a sales, marketing and distribution partner or other strategic alliance in the near future, we will need to sell some or all of our assets, including our intellectual property, in which Sanofi-Synthelabo has a security interest, to meet our debt obligations. If substantial additional resources are not available, we may need to cease our operations and seek protection under the bankruptcy laws.

We may be unable to satisfy our obligations. If we cannot pay amounts due under our obligations, we may need to sell equity securities, sell all or a portion of our assets, or cease our operations and seek protection under the bankruptcy laws.

      As of December 31, 2003, we had total liabilities of $30.9 million (net of unamortized debt discount of $709,000), of which $16.1 million were current liabilities and included $14.3 million related to our Convertible Debentures. We owe $11.5 million to Sanofi-Synthelabo, payable from February 2005 to February 2007; however, none of this amount is included in current liabilities. Our ability to meet our obligations and other liabilities depends upon our future performance, which will depend upon financial, business and other factors, many of which are beyond our control. We may fail to generate sufficient cash flows in the future to cover our fixed charges or to satisfy our obligations. Historically, we have experienced significant negative cash flows from operations. If we cannot generate sufficient cash flows in the future to cover our fixed charges or to permit us to satisfy our obligations, we may need to sell equity securities or sell all or a portion of our assets. We may not successfully complete any of these courses of action. In the event of insolvency, bankruptcy, liquidation, reorganization, dissolution or winding-up of our business or upon default or acceleration related to our obligations, our assets would first be available to pay the amounts due under our obligations. Holders of our common stock would only receive any assets remaining after satisfaction in full of all obligations and preferred stock liquidation preferences, if any.

We have historically incurred substantial losses, have a history of operating losses, and have an accumulated deficit. We expect continued operating losses.

      We had net income of $49.4 million for the year ended December 31, 2003 due to the $75.8 million gain from the Sankyo Pharma settlement. At December 31, 2003, our accumulated deficit and stockholders’ equity were $247.3 million and $6.8 million, respectively. We have experienced operating losses since our inception, and we expect to continue to incur operating losses at least until we have significant product sales, if we ever do. We may fail in our efforts to find a sales, marketing and distribution partner or alternative strategic alliance. Our products may never gain market acceptance, and we may never generate significant revenues or achieve profitability.

We have recently experienced a significant reduction in our workforce, which has had a material impact on our ability to manufacture our products and conduct research and development on future products.

      On October 9, 2003, we announced a reduction in force of approximately 60% of our workforce and, as of December 31, 2003, we had 24 employees. Because of the magnitude of the workforce reductions, these layoffs have had a material adverse impact on our ability to manufacture our products and our ability to conduct research and development and to expand our operations in the future to meet the needs of our customers. As a result of this reduction in force, we are not currently producing any products and our manufacturing operations have been suspended. Additionally, if we were to secure a sales, marketing and distribution partner or other strategic alliance, we would need to hire new employees or seek to rehire former employees to regain core competencies in manufacturing and research and development. We may fail in our efforts to hire such employees or to regain the level of expertise that we possessed prior to our reductions in force.

If we are to recommence manufacturing again, we may not be able to do so in a timely or cost-effective manner and also may not be able to obtain the necessary Biographer and AutoSensor components from third-party suppliers.

      Prior to suspension of our manufacturing, we had very limited medical device manufacturing experience and depended on third-party suppliers for the manufacturing of our Biographer and AutoSensor components. We were responsible for manufacturing the GlucoWatch Biographer and we contracted with a third party, Corium International, to manufacture our AutoSensors. Thus, we were dependent upon Corium International for such manufacturing. Our products must be manufactured in compliance with regulatory requirements, in a timely manner and in sufficient quantities, while maintaining product performance and quality and a commercially feasible cost of manufacturing. Given the current suspension of manufacturing, it will take time and extra resources if we are to recommence such manufacturing. Furthermore, we may encounter additional problems if we commence commercial manufacturing of our third-generation product, as we have not manufactured this product in large quantities. Alternatively, we may decide to convert existing G2 Biographers into third-generation Biographers, but we may not be successful in our attempts to do so.

      Our Biographer and AutoSensor were manufactured from components purchased from outside suppliers, most of which were our single source for such components. Some of these companies are small enterprises that may encounter financial difficulties because of their size. Prior to our suspension of manufacturing, we were notified by one of our sole-source component suppliers that they were encountering financial difficulties. Although we have maintained our existing supply contracts with such third parties (e.g., Hydrogel Design Systems, Inc., Key Tronic Corporation, Sanmina Corporation and E.I. du Pont de Nemours and Company, among others), we do not have contracts with all our suppliers and, given the suspension in our manufacturing, even suppliers with contracts would perhaps need additional time and resources to produce such components were we to instruct them to recommence supply. Even after recommencing manufacturing, if we are able to do so (and there is no assurance that we will be able to do so), if we cannot, for whatever reason, obtain these components from our suppliers or if the components obtained from these suppliers do not pass quality standards, we will be required to obtain the components from alternative suppliers. Additionally, in the event a current supplier is unable to meet our component requirements, we might not be able to rapidly find another supplier of the particular component or an alternative supply of the particular component at the same price or lead time. Any interruption in the supply of Biographer or AutoSensor components or excessive pricing of these components could prevent us from manufacturing our products in the future or could adversely affect our margins.

      Third-party manufacturing contractors and component suppliers may, for competitive reasons, support directly or indirectly a company or product that competes with one of our products. If such a third party terminates an arrangement, cannot fund or otherwise satisfy its obligations under its arrangements or disputes or breaches a contractual commitment, then we would likely be required to seek an alternative third-party manufacturer or supplier. If we were unable to find a replacement third party, our capital requirements could increase substantially and our business and financial condition could be materially adversely affected. If we were required to develop our own capabilities, we would continue to incur significant start-up expenses and we would compete with other companies that have experienced and well-funded operations.

To date, our products have not been widely accepted by the market.

      We have focused our efforts on a line of frequent, automatic and non-invasive glucose monitoring devices based on novel technologies. To date, the market has not widely accepted our continuous-type monitoring products that measure glucose from interstitial fluid, and our products are different from the established blood glucose episodic monitors commercially available and also require additional workload and training. In addition, because our products are based on novel technologies, there can be no assurance that unforeseen problems will not develop with these technologies or that we will be able to successfully address technological challenges that we may encounter.

      Given the uncertainty of a new sales, marketing and distribution partner, physicians may be hesitant to prescribe our products for their patients. Our financial situation has already caused substantial uncertainty relating to product availability, warranty fulfillment, and the like.

If patients do not receive reimbursement from third-party health care payors, we may be unsuccessful in selling our products to a broad range of customers, and we do not have the capabilities to seek reimbursement for our products.

      Successful commercialization of our products will depend in large part on whether patients who purchase our products will be reimbursed for the expense by third-party payors, which include private insurance plans, Medicare, Medicaid and other federal health care programs. Currently, our products do not have widespread reimbursement. Third-payor reimbursement occurs on a plan-by-plan and often case-by-case basis. There can be no assurance that such reimbursement will be available in a sufficient time frame, or at all. To obtain such reimbursement, we will need to have a partner who has substantial expertise and resources in managed care so as to work with third-party health care payor organizations to obtain broad reimbursement coverage. We do not have the resources, expertise or infrastructure to perform such functions ourselves. Third-party payors, including federal health care programs and managed care and other private insurance plans, are increasingly seeking to contain health care costs by limiting the coverage of, and the amount of reimbursement for, new diagnostic products. As a result, adequate levels of reimbursement may not be available for patients, many of whom may therefore not purchase our products. If meaningful reimbursement from third-party payors is not available, or if the process of obtaining such reimbursement takes too long, we may not be able to achieve a level of market acceptance of our products, and we may not be able to maintain price levels sufficient to realize an adequate return on our investment.

Our product pipeline is severely limited, so the failure of the market to accept our glucose monitoring products could result in the failure of our entire business.

      We are exclusively focused on a line of frequent, automatic and non-invasive glucose monitoring devices. To be successful, we will need to continue to develop glucose monitoring products that address the needs of people with diabetes; however, in light of our recent reduction in force and expenses associated with product research and development, our ability to produce new products has been materially impaired. Our third-generation product has been approved by the FDA, but we have no plans for its commercialization, or for converting our G2 Biographers to third-generation products, unless we obtain a sales, marketing and distribution partner or other strategic alliance. Furthermore, without additional resources, we are not currently working on developing future glucose monitoring products.

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

      The design, manufacturing, labeling, distribution and marketing of our products are subject to extensive and rigorous government regulation in the United States and certain other countries where the process of obtaining and maintaining required regulatory clearance or approvals is lengthy, expensive and uncertain. The FDA may not approve additional future enhancements and possible manufacturing changes, if any, to the Biographers and the AutoSensors or it may require us to file one or more new PMA applications rather than allowing us to supplement our existing PMA application. Even if the FDA grants us expedited review status on an application for approval, obtaining approval of a PMA or a PMA supplement could take a substantial period of time, and the FDA may not ultimately grant such approval. Moreover, even if regulatory approval is granted, such approval may include significant limitations on intended uses for which any such products could be marketed.

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

      Development and protection of our intellectual property are critical to our business. If we do not adequately protect our intellectual property, both in the United States and abroad, competitors may be able to use our technologies. Our success depends in part on our ability to obtain patent protection for our products and processes in both the United States and other countries, protect trade secrets, and prevent others from infringing on our proprietary rights.

      There are numerous risks and uncertainties that we face with respect to our patents and other proprietary rights. Currently, many pending patent applications in the United States are maintained in secrecy until issuance, and publication of discoveries in the scientific or patent literature tends to lag behind actual discovery by several months. Thus, we may not have been the first to file patent applications on our inventions. Our patent applications may not issue into any patents. Once granted, the claims of any issued patents may not afford meaningful protection for our technologies or products. In addition, patents issued to us or our licensors may not provide competitive advantages for our products or may be challenged by our competitors and subsequently narrowed, invalidated or circumvented. Competitors may also independently develop similar or alternative technologies or duplicate any of our technologies.

      Litigation, interference proceedings, oppositions or other proceedings that we may become involved in with respect to our proprietary technologies could result in substantial cost to us. Patent litigation is widespread in our industry, and any patent litigation could harm our business. Costly litigation might be necessary to protect our proprietary rights, and we may not have the required resources to pursue such litigation or to protect our rights. An adverse outcome in litigation with respect to the validity of any of our patents could subject us to significant liabilities to third parties, divert the attention of management and technical personnel from other business concerns, require disputed rights to be licensed to or from third parties or require us to cease using a product or technology or lose our exclusive rights with respect to such technology.

      We also rely upon trade secrets, proprietary know-how and continuing technological innovation to remain competitive. Confidentiality agreements with our employees, consultants and other third parties with access to proprietary information could be breached, and we might not have adequate remedies for any such breach.

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

      We have entered into agreements with third parties, including The Regents of the University of California, for licenses of certain intellectual property related to the Biographers and the AutoSensors. Pursuant to these agreements, we have been granted rights to certain technologies related to our products. These agreements impose on us specific obligations, including, in the case of the University of California, license fees, royalty payments, and commercialization milestones. If we fail to meet our obligations under any of these agreements, the license or other rights may be terminated or, in the case of an exclusive arrangement, be made non-exclusive. Additionally, in the event we decide to seek bankruptcy protection, patent holders who license their technology to us, including the University of California, may assert rights to terminate their licenses with us or to contest the transfer or sale of such licenses in the bankruptcy process. Although we would challenge any such assertions, there can be no assurance that our challenge would be successful. If any such license or other right is terminated, we may lose our ability to incorporate the applicable technology into our products or to use such technology in the manufacture of our products, possibly impairing our ability to produce or market the GlucoWatch Biographer or other products. If any such license or other right is made non-exclusive, we may be unable to prevent others from developing, manufacturing and marketing devices based on the same or similar technologies.

We may be unable to build brand loyalty because our trademarks and trade names may not be protected.

      Our registered or unregistered trademarks or trade names, such as the marks “GlucoWatch” and “G2,” may be challenged, canceled, infringed upon, circumvented, declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, without which we may be unable to build brand loyalty. Brand recognition is critical to our short-term and long-term marketing strategies, especially if we commercialize future enhancements to our products. Moreover, if our trademarks are found to infringe on marks belonging to third parties, we may be forced to market our products under a different name, possibly requiring a costly and difficult re-branding effort, and we could be ordered to pay damages to a third party.

We do business on a very limited basis in the United Kingdom and do not have any plans to enter other international markets; thus, the success of our business depends on our success in the U.S. market.

      We currently sell the GlucoWatch G2 Biographer on a very limited basis in the United Kingdom, which has a National Health Service (NHS); our products are not currently reimbursed by the NHS. We have established a contract with a third-party authorized representative in the United Kingdom, and the product-ordering, logistics, and technical-support functions, although minimal, are handled by us. If we are unable to support these necessary functions or generate sufficient revenues from such sales, we may not be able to continue to sell our products in the United Kingdom. We may never be able to secure necessary commercialization agreements in countries other than the United States and the United Kingdom, despite the fact that we have CE certification in the European Community. If we are unable to secure these necessary agreements for other countries, we may not be able to sell our products or, even if such sales are possible, to broadly launch our products in other countries.

Risks Related to Our Industry

Intense competition in the market for glucose diagnostic products could prevent us from increasing or sustaining our revenues and prevent us from achieving or sustaining profitability.

      The medical device industry, particularly the market encompassing our GlucoWatch G2 Biographer, is intensely competitive, and we compete with other providers of personal glucose monitors. Currently, the market is dominated by blood glucose monitoring products sold by a few major companies. These companies have established products and distribution channels. In addition, several companies are marketing alternative-site devices to monitor glucose levels in a painless manner or in a manner involving less pain than that associated with finger sticking. Furthermore, companies are developing a variety of methods to extract interstitial fluid and measure the glucose concentration therein, as well as developing devices to monitor glucose on a frequent and automatic basis. At least one such product is now under review by the FDA, and an alarms-only product recently received FDA approval. Another technology that some companies are pursuing utilizes infrared spectroscopy, which uses radiation to measure glucose levels. There can be no assurance that other products will not be accepted more readily in the marketplace than the GlucoWatch Biographer or will not render our current or future devices noncompetitive or obsolete. Additionally, the GlucoWatch G2 Biographer or our third-generation product may fail to replace any currently used devices or systems.

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

      Our ability to continue as an ongoing business and to find a sales, marketing and distribution partner or other strategic alliance depends significantly upon retaining our remaining key personnel, which is difficult in light of our current business situation. In the event that we find such a partner or alliance and recommence manufacturing and possibly research and development, we will need to attract highly qualified personnel in these areas. We face competition for such personnel, and we may not be able to attract and retain these individuals. We compete with numerous pharmaceutical, health care and software companies, as well as universities and non-profit research organizations, in the northern California business area. The loss of key personnel or our inability to hire and retain additional qualified personnel in the future could prevent us from maintaining our business. There can be no assurance that we will continue to be able to attract and retain sufficient qualified personnel.

Risks Related to Our Common Stock

Our common stock is subject to the requirements for penny stocks, which could adversely affect our stockholders’ ability to sell and the market price of their shares.

      Our stock fits the definition of a penny stock. The Securities Exchange Act of 1934, as amended, defines a penny stock as any equity security that is not traded on a national securities exchange or authorized for quotation on the Nasdaq National Market and that has a market price of less than $5.00 per share, with certain exceptions. Penny stocks are subject to Rule 15(g) under the Securities and Exchange Act of 1934, as amended, which imposes additional sales practice disclosure and market-making requirements on broker/

dealers who sell or make a market in such securities. The rules require that, prior to a transaction in a penny stock not otherwise exempt from the rules, the broker/dealer must:

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

      The market price for shares of our common stock has been highly volatile. Factors, such as new product introductions by our competitors; our ability to obtain a sales, marketing and distribution partner or other strategic alliance; sales levels of our products; litigation outcomes; regulatory approvals or delays or recalls of our products or those of our competitors; developments relating to our patents or proprietary rights or those of our competitors; results of clinical trials for products of our competitors; and period-to-period fluctuations in financial results, may have a significant impact on the market price of our common stock. Additionally, following periods of volatility in the market price for a company’s securities, securities class action litigation may be instituted. Such litigation could result in substantial costs to us and further divert management’s attention and resources.

Issuances by us of authorized preferred stock can have adverse effects, including dilution and discouragement of takeovers.

      Our certificate of incorporation contains certain provisions that may delay or prevent a takeover. The Company currently has 5.0 million shares of authorized and unissued preferred stock. Our Board of Directors has the authority to determine the price, rights, preferences and restrictions, including voting and conversion rights, of these shares without any further action or vote by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of preferred stock that may be issued in the future. Such provisions could adversely affect the holders of common stock in a variety of ways, including by potentially discouraging, delaying or preventing a takeover of our company and by diluting stockholder ownership.

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

We do not pay cash dividends and do not anticipate paying any dividends in the future, so any short-term return on a stockholder’s investment will depend on the market price of our shares, which is volatile.

      We have never paid any cash dividends on our stock. We anticipate that we will retain our earnings, if any, to support operations and to finance our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any short-term return on a stockholder’s investment will depend only on the market price of our shares and the stockholder’s ability to liquidate their investment.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

      Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt obligations. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk.

      We mitigate default risk by investing in only the highest credit quality securities. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

      We had no cash flow exposure due to interest rate changes for our $18.3 million convertible debentures, which all had fixed rates. We also have no cash flow exposure due to a rate change for our Sanofi-Synthelabo arbitration obligation, as such obligation is not interest-bearing. We primarily have entered into debt obligations to support general corporate purposes, including capital expenditures and working capital needs.

      The table below presents principal amounts and related weighted-average interest rates by year of maturity for our investment portfolio and debt obligations.

	Period of Maturity						Fair Value
							December 31,
	2004	2005	2006	2007	2008	Total	2003

Assets:
Cash equivalents	$31,518	$—	$—	$—	$—	$31,518	$31,518
Average variable rate	0.91%	—	—	—	—	0.91%	—
Short-term investments	$—	$—	$—	$—	$—	$—	$—
Fixed rate	0.00%	—	—	—	—	0.00%	—
Total investments	$31,518	$—	$—	$—	$—	$31,518	$31,518
Total average rate	0.91%	—	—	—	—	0.91%	—
Liabilities:
Convertible Debentures including current portion(1)	$14,281	$4,000	$—	$—	$—	$18,281	$18,281
Fixed rate	3.50%	3.50%	—	—	—	3.50%	—

(1)	On March 23, 2004, we entered into an Exchange Agreement with the debenture holders and retired all of our outstanding Convertible Debentures and associated warrants in exchange for an aggregate of $13.8 million in cash and 2.5 million shares of our common stock. Thus, this amount will not have to be paid.

Foreign Exchange Risk

      Effective June 28, 2000, we established Cygnus (UK) Limited, a wholly owned subsidiary of Cygnus, Inc., in the United Kingdom. On January 30, 2004, we filed an application to dissolve this subsidiary, which provided sales support and other administrative functions for us. We now handle these functions directly from the United States. This application to strike-off was filed with the Companies House and published on March 16, 2004; we expect our application to be granted in early third quarter 2004. Our exposure to gains and losses resulting from foreign currency exchange transaction fluctuations on foreign net assets was not material as of December 31, 2003 or 2002. No material foreign exchange transaction gain or loss has been recorded in our consolidated financial statements during the year ended December 31, 2003. We do not anticipate any material adverse effect on our financial position, results of operations or cash flows resulting from foreign exchange transaction fluctuations in the future.

Item 8.	Financial Statements and Supplementary Data.

      The consolidated financial statements and supplementary data for the years ended December 31, 2003, 2002 and 2001 are incorporated herein by reference and submitted as a separate section of this Form 10-K. (See Item 15.)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

Item 9A.	Controls and Procedures.

      a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures,” as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15e or 15d-15e as of the end of the period covered by this report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate based on the evaluation of these controls and procedures required by paragraph (b) of the Exchange Act Rules 13a-15 or 13d-15.

      b) Changes in internal controls. No change in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our fourth fiscal quarter has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

      We incorporate by reference the information concerning our directors set forth under the heading “Proposal One — Re-election of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A for our 2004 Annual Meeting of Stockholders.

      Information concerning our Executive Officers is set forth in Part I of this Form 10-K.

      We incorporate by reference the information set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed pursuant to Regulation 14A for our 2004 Annual Meeting of Stockholders.

      We have adopted a code of ethics that applies to all of our executive officers and directors, a copy of which is available at http://www.cygn.com/corporate overview.

Item 11.	Executive Compensation.

      We incorporate by reference the information set forth under the heading “Executive Compensation and Other Information” in our definitive Proxy Statement to be filed pursuant to Regulation 14A for our 2004 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      We incorporate by reference the information set forth under the heading “Security Ownership of Directors and Executive Officers” in our definitive Proxy Statement to be filed pursuant to Regulation 14A for our 2004 Annual Meeting of Stockholders.

      We incorporate by reference the information set forth under the heading “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed pursuant to Regulation 14A for our 2004 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions.

      We incorporate by reference the information set forth under the heading “Executive Compensation and Other Information” in our definitive Proxy Statement to be filed pursuant to Regulation 14A for our 2004 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services.

      We incorporate by reference the information concerning our auditor fees set forth under the heading “Principal Auditors’ Fees and Services” in our definitive Proxy Statement to be filed pursuant to Regulation 14A for our 2004 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

a) Financial Statements and Report of Ernst & Young LLP, Independent Auditors

b) Reports on Form 8-K

      The following Current Reports on Form 8-K were filed during the fourth quarter of 2003:

      On October 7, 2003, we filed a Current Report on Form 8-K, reporting under Item 9 that we filed a lawsuit against Sankyo Pharma Inc. and Sankyo Co., Ltd. in excess of $450 million relating to the GlucoWatch Biographer business.

      On October 9, 2003, we filed a Current Report on Form 8-K, reporting under Item 9 a reduction in force of approximately 60% of our work force.

      On November 10, 2003, we filed a Current Report on Form 8-K, reporting under Item 9 the restructuring of the remaining royalty payments owed to Sanofi-Synthelabo pursuant to a 1997 Final Arbitration Award. We also reported that Sankyo Pharma filed an answer and cross-claims against Cygnus for declaratory relief, breach of contract, and defamation in response to the Company’s lawsuit filed on October 6, 2003.

      On November 13, 2003, we filed a Current Report on Form 8-K, reporting under Item 12 our earnings release and financial results for the quarter ended September 30, 2003.

      On December 5, 2003, we filed a Current Report on Form 8-K, reporting under Item 5 that the FDA approved our supplemental PMA application for our third-generation GlucoWatch Biographer.

      On December 23, 2003, we filed a Current Report on Form 8-K, reporting under Item 5 that we had settled the lawsuit between Cygnus and Sankyo Pharma regarding distribution and marketing of the GlucoWatch G2 Biographer in the United States.

c) Schedules

      All other schedules are omitted, as they are either not required or the required information is included in the financial statements or notes thereto.

d) Exhibits

      The following exhibits are filed herewith or incorporated by reference:

3.01	Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.01 of Registrant’s Form 10-Q for the quarter ended June 30, 2002.
3.02	Restated Articles of Incorporation of the Registrant, as amended to date, incorporated by reference to Exhibit 3.02 of Registrant’s Form 10-Q for the quarter ended June 30, 2002.

4.01	Specimen of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 33-38363) filed on December 21, 1990 (Form S-1).
4.02	Amended and Restated Rights Agreement dated October 27, 1998 between the Registrant and ChaseMellon Shareholder Services, L.L.C. (the “Rights Agent” successor to Chemical Trust), which includes the Certificate of Determination for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit 99.2 of the Registrant’s Form 8-A12B/ A (File No. 0-18962) filed on December 14, 1998.
4.03	Registration Rights Agreement dated June 30, 1999 between the Registrant and Cripple Creek Securities, L.L.C., incorporated by reference to Exhibit 4.11 of the Registrant’s Form 10-Q for the quarter ended June 30, 1999.
4.04	Registration Rights Agreement dated June 29, 1999 between the Registrant and the listed Investors on Schedule I thereto, incorporated by reference to Exhibit 4.12 of the Registrant’s Form 10-Q for the quarter ended June 30, 1999.
4.05	Registration Rights Agreement dated October 1, 2001 between Cygnus, Inc. and Cripple Creek Securities, L.L.C., incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 (File No. 333-71524) filed on October 12, 2001.
10.001	Ten-year Industrial Net Lease Agreement (Building No. 2) dated September 27, 1988 between the Registrant and Seaport Centre Venture Phase I, incorporated by reference to Exhibit 10.26 of the Registrant’s Form S-1.
10.002	Ten-year Industrial Net Lease Agreement (Building No. 8) dated September 27, 1988 between the Registrant and Seaport Centre Venture Phase I, incorporated by reference to Exhibit 10.27 of the Registrant’s Form S-1.
10.003	First Amendment to Ten-year Industrial Net Lease Agreement (Building No. 2) dated June 9, 1998 between the Registrant and Metropolitan Life Insurance Company, a New York corporation (predecessor in interest to Seaport Centre Venture Phase I), incorporated by reference to Exhibit 10.30 of the Registrant’s Form 10-K for the period ending December 31, 1998.
10.004	Third Amendment to Ten-year Industrial Net Lease Agreement (Building No. 8) dated June 9, 1998 between the Registrant and Metropolitan Life Insurance Company, a New York corporation (predecessor in interest to Seaport Centre Venture Phase I), incorporated by reference to Exhibit 10.29 of the Registrant’s Form 10-K for the period ending December 31, 1998.
10.005	Sublease dated March 30, 2001 between the Registrant and Maxygen, Inc., incorporated by reference to Exhibit 10.010 of the Registrant’s Form 10-Q for the period ending March 31, 2001.
10.006	Fourth Amendment to Ten-year Industrial Net Lease Agreement (Building No. 8) dated October 18, 2002 between the Registrant and Metropolitan Life Insurance Company, a New York corporation (predecessor in interest to Seaport Centre Venture Phase I), incorporated by reference to Exhibit 10.006 of the Registrant’s Form 10-K for the period ending December 31, 2002.
10.007	Second Amendment to Ten-Year Industrial Net Lease Agreement (Building 8) dated May 1, 2003 between the Registrant and Metropolitan Life Insurance Company, a New York corporation (predecessor in interest to Seaport Centre Venture Phase I), incorporated by reference to Exhibit 10.007 of the Registrant’s Form 10-Q for the period ending June 30, 2003.
10.008	Lease Termination Agreement dated October 15, 2003 between the Registrant and Metropolitan Life Insurance Company, a New York corporation (predecessor in interest to Seaport Centre Venture Phase I).
10.009	through 10.099 reserved.
10.101	Structured Equity Line Flexible Financing Agreement, dated June 30, 1999 between the Registrant and Cripple Creek Securities, L.L.C., incorporated by reference to Exhibit 1 of the Registrant’s Form 8-K filed on July 2, 1999.

10.102	Convertible Debenture and Warrant Purchase Agreement dated June 29, 1999 between the Registrant and the listed Investors on Schedule I thereto, incorporated by reference to Exhibit 10.41 of the Registrant’s Form 10-Q for the quarter ended June 30, 1999.
10.103	Form of 8.5% Convertible Debentures Due June 29, 2004, incorporated by reference to Exhibit 10.42 of the Registrant’s Form 10-Q for the quarter ended June 30, 1999.
10.104	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 10.43 of the Registrant’s Form 10-Q for the quarter ended June 30, 1999.
10.105	Amendment No. 1 to Structured Equity Line Flexible Financing Agreement dated September 29, 1999 between the Registrant and Cripple Creek Securities, L.L.C., incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K filed on October 7, 1999.
10.106	Form of Note Purchase Agreement dated as of February 3, 1998 between the Registrant and certain institutional Investors, incorporated by reference to Exhibit 10.38 of the Registrant’s Form 8-K dated February 4, 1998.
10.107	Form of Common Stock Purchase Agreement dated February 2, 1998 between the Registrant and certain institutional Investors, incorporated by reference to Exhibit 10.29 of the Registrant’s Form 8-K dated February 4, 1998.
10.108	Amendment No. 2 to Structured Equity Line Flexible Financing Agreement between the Registrant and Cripple Creek Securities, L.L.C., dated March 27, 2000, incorporated by reference to Exhibit 10.109 of the Registrant’s Form 10-Q for the quarter ended March 31, 2000.
10.109	Amendment No. 3 to Structured Equity Line Flexible Financing Agreement between the Registrant and Cripple Creek Securities, L.L.C., dated May 9, 2000, incorporated by reference to Exhibit 10.110 of the Registrant’s Form 10-Q for the quarter ended June 30, 2000.
10.110	Amendment No. 4 to Structured Equity Line Flexible Financing Agreement between the Registrant and Cripple Creek Securities, L.L.C., dated October 27, 2000, incorporated by reference to Exhibit 10.111 of the Registrant’s Form 10-K for the period ending December 31, 2000.
10.111	Letter Agreement re Termination of Equity Line of Credit dated March 23, 2001 between the Registrant and Cripple Creek Securities, L.L.C., incorporated by reference to Exhibit 10.112 of Registrant’s Form 10-Q for the quarterly period ending March 31, 2001.
10.112	Structured Equity Line Flexible Financing Agreement dated March 23, 2001 between the Registrant and Cripple Creek Securities, L.L.C., incorporated by reference to Exhibit 1.1 of the Registrant’s Registration Statement on Form S-3/ A (File No. 333-49020) filed on April 9, 2001.
10.113	Structured Equity Line Flexible Financing Agreement dated October 1, 2001 between the Registrant and Cripple Creek Securities, L.L.C., incorporated by reference to Exhibit 1.1 of the Registrant’s Registration Statement on Form S-3 (File No. 333-71524) filed October 12, 2001.
10.114	First Amendment to Convertible Debenture and Warrant Purchase Agreement dated August 21, 2002, incorporated by reference to Exhibit 99.2 of the Registrant’s Form 8-K filed August 23, 2002.
10.115	First Amendment to 8.5% Convertible Debentures Due June 29, 2004, incorporated by reference to Exhibit 99.3 of the Registrant’s Form 8-K filed August 23, 2002.
10.116	First Amendment to 8.5% Convertible Debentures Due September 29, 2004, incorporated by reference to Exhibit 99.4 of the Registrant’s Form 8-K filed August 23, 2002.
10.117	Second Amendment to 8.5% Convertible Debentures Due June 29, 2004, incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed September 20, 2002.
10.118	Second Amendment to 8.5% Convertible Debentures Due September 29, 2004, incorporated by reference to Exhibit 99.2 of the Registrant’s Form 8-K filed September 20, 2002.
10.119	First Amendment to Structured Equity Line Flexible Financing Agreement dated March 23, 2001 between the Registrant and Cripple Creek Securities, L.L.C. dated September 17, 2002, incorporated by reference to Exhibit 99.3 of the Registrant’s Form 8-K filed September 20, 2002.

10.120		First Amendment to Structured Equity Line Flexible Financing Agreement dated October 1, 2001 between the Registrant and Cripple Creek Securities, L.L.C. dated September 17, 2002, incorporated by reference to Exhibit 99.4 of the Registrant’s Form 8-K filed September 20, 2002.
10.121		Third Amendment to 8.5% Convertible Debentures Due June 29, 2004 dated December 7, 2002, incorporated by reference to Exhibit 4.9 of the Registrant’s Registration Statement on Form S-3/ A (333-100301) filed on December 10, 2002.
10.122		Third Amendment to 8.5% Convertible Debentures Due September 29, 2004 dated December 7, 2002, incorporated by reference to Exhibit 4.10 of the Registrant’s Registration Statement on Form S-3/ A (333-100301) filed on December 10, 2002.
10.123		Security Agreement between Registrant and certain institutional Investors dated August 21, 2002, incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-3/ A (333-100301) filed on December 10, 2002.
10.124		Amendment to the Final Arbitration Award between Registrant and Sanofi-Synthelabo dated November 3, 2003.
10.125		Security Agreement between Registrant and Sanofi-Synthelabo dated November 3, 2003.
10.126		Grant of Security Interest (Patents) between Registrant and Sanofi-Synthelabo dated January 18, 2004.
10.127		Exchange Agreement between Registrant and the debenture holders dated March 23, 2004, incorporated by reference as Exhibit 99.2 of the Registrant’s Form 8-K filed March 25, 2004.
10.128		Notice of Termination of Structured Equity Line Flexible Financing Agreement dated March 24, 2004.
10.129		through 10.199 Reserved.
*10	.201	Product Supply and Distribution Agreement between the Registrant and Yamanouchi Pharmaceutical Co., Ltd. dated July 14, 1996, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended June 30, 1996. [Confidential Treatment Requested]
*10	.202	Product Supply Agreement between the Registrant and Contract Manufacturing, Inc. dated July 15, 1997, incorporated by reference as Exhibit 10.202 of the Registrant’s Form 10-K for the period ending December 31, 1999. [Confidential Treatment Requested]
*10	.203	Supply Agreement between the Registrant and Key Tronic Corporation dated December 1, 1999, incorporated by reference to Exhibit 10.205 of the Registrant’s Form 10-K for the period ending December 31, 1999. [Confidential Treatment Requested]
*10	.204	Supply Agreement between the Registrant and Hydrogel Design Systems, Inc. dated December 31, 1999, incorporated by reference to Exhibit 10.206 of the Registrant’s Form 10-K for the period ending December 31, 1999. [Confidential Treatment Requested]
*10	.205	Supply Agreement between the Registrant and Sanmina Medical Products Division, a division of Sanmina Corporation, dated March 1, 2000, incorporated by reference to Exhibit 10.207 of the Registrant’s Form 10-Q for the quarter ended June 30, 2000. [Confidential Treatment Requested]
*10	.206	Supply Agreement between the Registrant and E.I. du Pont de Nemours & Co. dated June 23, 2000, incorporated by reference to Exhibit 10.208 of the Registrant’s Form 10-Q for the quarter ended June 30, 2000. [Confidential Treatment Requested]
*10	.207	Reserved.
*10	.208	Reserved.
*10	.209	Termination Agreement between the Registrant and Yamanouchi Pharmaceutical Co., Ltd. dated February 26, 2001, incorporated by reference to Exhibit 10.211 of the Registrant’s Form 10-K for the period ending December 31, 2000. [Confidential Treatment Requested]
*10	.210	Co-Promotion Agreement between the Registrant and Sankyo Pharma Inc. dated November 28, 2001, incorporated by reference to Exhibit 2.10 of the Registrant’s Form 10-K for the period ending December 31, 2001. [Confidential Treatment Requested]

*10	.211	Sales, Marketing and Distribution Agreement between the Registrant and Sankyo Pharma Inc. dated July 8, 2002, incorporated by reference to Exhibit 10.211 of the Registrant’s Form 10-Q/ A for the period ending September 30, 2002. [Confidential Treatment Requested]
*10	.212	Reserved.
*10	.213	Reserved.
*10	.214	First Amendment to the Sales, Marketing and Distribution Agreement between the Registrant and Sankyo Pharma Inc. dated January 23, 2003, incorporated by reference to Exhibit 10.214 of the Registrant’s Form 10-K for the period ending December 31, 2002. [Confidential Treatment Requested]
*10	.215	Supply Agreement between the Registrant and Sankyo Pharma Inc. dated January 23, 2003, incorporated by reference to Exhibit 10.215 of the Registrant’s Form 10-K for the period ending December 31, 2002. [Confidential Treatment Requested]
*10	.216	Memorandum of Understanding (TheraCom) to the Sales, Marketing and Distribution Agreement between the Registrant and Sankyo Pharma Inc. dated January 23, 2003, incorporated by reference to Exhibit 10.216 to the Registrant’s Form 10-K for the period ending December 31, 2002. [Confidential Treatment Requested]
10.217		Binding purchase commitment letter dated March 19, 2003 by Sankyo Pharma Inc., incorporated by reference to Exhibit 10.217 of the Registrant’s Form 10-Q for the period ending March 31, 2003.
10.218		Deferral of advertising and promotional amount letter dated March 19, 2003 by Sankyo Pharma Inc., incorporated by reference to Exhibit 10.218 of the Registrant’s Form 10-Q for the period ending March 31, 2003.
10.219		Manufacturing Agreement dated May 1, 2003 between the Registrant and Key Tronic Corporation, incorporated by reference to Exhibit 10.219 of the Registrant’s Form 10-Q for the period ending June 30, 2003.
10.220		Agreement for Global Resolution and Mutual Release of All Claims between the Registrant and Sankyo Pharma Inc. dated December 23, 2003, incorporated by reference to Exhibit 99.3 of the Registrant’s Form 8-K filed December 23, 2003.
10.221		through 10.299 Reserved.
*10	.301	Exclusive License Agreement between the Registrant and The Regents of the University of California dated January 31, 1995, incorporated by reference to Exhibit 10.301 of the Registrant’s Form 10-K for the period ending December 31, 1999. [Confidential Treatment Requested]
*10	.302	License Agreement Amendment between the Registrant and The Regents of the University of California dated April 23, 1998, incorporated by reference to Exhibit 10.302 of the Registrant’s Form 10-K for the period ending December 31, 1999. [Confidential Treatment Requested]
*10	.303	Second Amendment to the Exclusive License Agreement Dated January 31, 1995 for Device for Iontophoretic Non-Invasive Sampling or Delivery of Substances between the Registrant and The Regents of the University of California dated September 19, 2002, incorporated by reference to Exhibit 10.303 of the Registrant’s Form 10-Q/ A for the period ending September 30, 2002. [Confidential Treatment Requested]
10.304		through 10.399 Reserved.
*10	.401	Asset Purchase Agreement dated November 17, 1999 between the Registrant and Ortho-McNeil Pharmaceutical, Inc., incorporated by reference to Exhibit 10.49 of the Registrant’s Form 8-K filed December 30, 1999. [Confidential Treatment Requested]
10.402		through 10.499 Reserved.
10.501		Registrant’s 1999 Stock Incentive Plan (as Amended and Restated January 27, 2003), incorporated by reference to Exhibit 10.501 of the Registrant’s Form 10-K for the period ending December 31, 2002.

10.502	Registrant’s Amended 1991 Employee Stock Purchase Plan (as Amended and Restated March 1, 2000), incorporated by reference to Exhibit 10.502 of the Registrant’s Form 10-K for the period ending December 31, 1999.
10.503	Written Compensation Agreement dated August 28, 1998 between the Registrant and André F. Marion, incorporated by reference to Exhibit 99.7 of the Registrant’s Form S-8 Registration (File No. 333-67331) filed on November 16, 1998.
10.504	Stock Option Agreement between the Registrant and André F. Marion, incorporated by reference to Exhibit 99.8 of the Registrant’s Form S-8 (File No. 333-67331) filed November 16, 1998.
10.505	Form of Employment Agreement between the Registrant and each of the Company’s Officers, incorporated by reference to Exhibit 10.511 of the Registrant’s Form 10-K for the period ending December 31, 2000.
10.506	Form of Employment Agreement between the Registrant and Key Employees, incorporated by reference to Exhibit 10.512 of the Registrant’s Form 10-K for the period ending December 31, 2000.
10.507	Form of Indemnification Agreement for Directors and Officers, incorporated by reference to Exhibit 10.513 of the Registrant’s Form 10-K for the period ending December 31, 2000.
10.508	Form of Retention Letter Agreement between the Registrant and each of the Company’s Officers dated December 18, 2003.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney (see page 48).
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A confidential treatment request has been applied for or granted with respect to a portion of this document.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2004.

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

Signature	Title	Date

/s/ JOHN C HODGMAN John C Hodgman	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 26, 2004

/s/ CRAIG W. CARLSON Craig W. Carlson	Chief Operating Officer, Chief Financial Officer and Senior Vice President (Principal Financial Officer and Principal Accounting Officer)	March 26, 2004

/s/ ANDRÉ F. MARION André F. Marion	Vice Chairman of the Board of Directors	March 26, 2004

/s/ FRANK T. CARY Frank T. Cary	Director	March 26, 2004

/s/ RICHARD G. ROGERS Richard G. Rogers	Director	March 26, 2004

/s/ WALTER B. WRISTON Walter B. Wriston	Director	March 26, 2004

CYGNUS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Cygnus, Inc.

      We have audited the accompanying consolidated balance sheets of Cygnus, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity/(net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of Cygnus, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cygnus, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Palo Alto, California

January 30, 2004, except for
Note 12, as to which the date
is March 23, 2004

CYGNUS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands, except per
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$33,483	$23,415
Short-term investments	—	3,202
Accounts receivable from Sankyo Pharma (see Note 2)	—	497
Inventories	62	6,628
Current portion of employee notes receivable	25	57
Other current assets	750	1,172

Total current assets	34,320	34,971
Equipment and improvements:
Manufacturing, office and laboratory equipment	11,908	15,626
Leasehold improvements	377	610

	12,285	16,236
Less accumulated depreciation and amortization	(9,080)	(11,189)

Net equipment and improvements	3,205	5,047
Long-term portion of employee notes receivable	15	105
Other assets	167	354

TOTAL ASSETS	$37,707	$40,477

LIABILITIES AND STOCKHOLDERS’ EQUITY/(NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$814	$2,518
Accrued compensation	381	2,628
Other accrued liabilities	505	605
Advances from Sankyo Pharma (see Note 2)	—	1,382
Deferred revenues from Sankyo Pharma (see Note 2)	—	25,000
Deferred revenues from Sankyo Pharma net of deferred costs of product shipments (see Note 2)	—	8,199
Current portion of Convertible Debentures	14,281	4,000
Current portion of capital lease obligations	74	77
Current portion of arbitration obligation	—	3,000

Total current liabilities	16,055	47,409
Long-term portion of arbitration obligation	11,500	12,000
Long-term portion of Convertible Debentures, net of discount of $709 in 2003 and $1,902 in 2002	3,291	16,379
Long-term portion of amount due to Sankyo Pharma (see Note 2)	—	7,237
Other long-term liabilities	39	74
Commitments and contingencies
Stockholders’ equity/(net capital deficiency):
Preferred stock, $0.001 par value: 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value: 95,000 shares authorized; issued and outstanding: 38,480 and 38,479 shares at December 31, 2003 and December 31, 2002, respectively	38	38
Additional paid-in capital	254,093	254,091
Accumulated deficit	(247,309)	(296,751)

Stockholders’ equity/(net capital deficiency)	6,822	(42,622)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(NET CAPITAL DEFICIENCY)	$37,707	$40,477

See accompanying notes.

CYGNUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Revenues:
Net product revenues	$2,684	$3,453	$489
Contract revenues	234	401	5,300

Total revenues	2,918	3,854	5,789
Costs and expenses:
Costs of product revenues	15,447	6,396	271
Research and development	5,119	13,883	27,405
Sales, marketing, general and administrative	6,440	22,544	15,481

Total costs and expenses	27,006	42,823	43,157

Loss from operations	(24,088)	(38,969)	(37,368)
Interest and other income/(expense), net	114	417	2,416
Interest expense	(2,210)	(3,153)	(3,721)
Gain from Sankyo Pharma settlement (see Note 2)	75,825	—	—

Income/(loss) before income taxes	49,641	(41,705)	(38,673)
Provision for income taxes	199	23	527

Net income/(loss)	$49,442	$(41,728)	$(39,200)

Net income/(loss) per share, basic	$1.28	$(1.11)	$(1.31)

Shares used in computation of net income/(loss) per share, basic	38,480	37,580	30,028

Net income/(loss) per share, diluted	$1.01	$(1.11)	$(1.31)

Shares used in computation of income/(loss) per share, diluted	49,640	37,580	30,028

See accompanying notes.

CYGNUS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/

(NET CAPITAL DEFICIENCY)

				Accumulated	Total
		Additional		Other	Stockholders’
	Common	Paid-in	Accumulated	Comprehensive	Equity/(net capital
	Stock	Capital	Deficit	Income/(loss)	deficiency)

	(In thousands)
Balances at December 31, 2000	$27	$201,011	$(215,823)	$1,762	$(13,023)
Issuance of 283 shares of common stock under the 1999 Stock Incentive Plan and Employee Stock Purchase Plan	1	1,270	—	—	1,271
Issuance of 18 shares of common stock pursuant to equity lines, net of issuance costs	—	142	—	—	142
Issuance of 246 shares of common stock in lieu of cash bonus	—	1,907	—	—	1,907
Stock-based compensation	—	71	—	—	71
Issuance of 5,121 shares of common stock pursuant to equity lines, net of issuance costs	5	32,541	—	—	32,546
Net loss	—	—	(39,200)	—	(39,200)
Net change in unrealized gain on available-for-sale securities	—	—	—	(1,762)	(1,762)

Comprehensive loss	—	—	—	—	(40,962)

Balances at December 31, 2001	33	236,942	(255,023)	—	(18,048)
Issuance of 226 shares of common stock under the 1999 Stock Incentive Plan and Employee Stock Purchase Plan	—	554	—	—	554
Issuance of 338 shares of common stock in lieu of cash bonuses	—	1,408	—	—	1,408
Stock-based compensation	—	4	—	—	4
Issuance of 170 shares of common stock pursuant to equity lines, net of issuance costs	—	452	—	—	452
Public offering of 4,600 shares of common stock, net of issuance costs	5	14,731	—	—	14,736
Net and comprehensive loss	—	—	(41,728)	—	(41,728)

Balances at December 31, 2002	38	254,091	(296,751)	—	(42,622)
Issuance of 1.6 shares of common stock under the 1999 Stock Incentive Plan	—	1	—	—	1
Stock-based compensation	—	1	—	—	1
Net and comprehensive income	—	—	49,442	—	49,442

Balances at December 31, 2003	$38	$254,093	$(247,309)	$—	$6,822

See accompanying notes.

CYGNUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net income/(loss)	$49,442	$(41,728)	$(39,200)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	1,921	2,041	1,751
Realized gain on sale of investments	—	—	(1,144)
(Gain)/loss on sales of equipment	(4)	19	124
Impairment of fixed assets	—	1,491	—
Amortization of deferred financing costs	1,397	1,435	1,435
Stock-based compensation	1	4	2,120
Non-cash portion of gain from Sankyo Pharma settlement (see Note 2)	(46,094)	—	—
Change in operating assets and liabilities:
Accounts receivable from Sankyo Pharma	(586)	(497)	—
Inventories	6,566	(4,641)	(1,987)
Other assets	532	26	(815)
Other	2	28	80
Accounts payable and other accrued liabilities	(1,808)	870	1,698
Accrued compensation	(2,247)	503	2,501
Advances from Sankyo Pharma	2,395	1,382	—
Deferred revenues from Sankyo Pharma	—	20,000	5,000
Deferred revenues from Sankyo Pharma net of deferred costs of product shipments	1,107	8,199	—
Amount due to Sankyo Pharma	1,857	7,237	—
Arbitration obligation	(3,500)	(8,390)	390
Other long-term liabilities	39	(161)	(158)

Net cash provided by/(used in) operating activities	11,020	(12,182)	(28,205)

Cash flows from investing activities:
Capital expenditures	(83)	(601)	(2,552)
Proceeds from sales of equipment	7	5	1
Purchases of investments	(800)	(14,246)	(11,394)
Sales of investments	4,000	15,550	9,844
Maturity of investments	—	2,074	10,671

Net cash provided by investing activities	3,124	2,782	6,570

Cash flows from financing activities:
Issuance of common stock	1	15,742	33,817
Principal payments of Convertible Debentures	(4,000)	—	(3,089)
Principal payments of capital lease obligations	(77)	(69)	(9)

Net cash provided by/(used in) financing activities	(4,076)	15,673	30,719

Net increase in cash and cash equivalents	10,068	6,273	9,084
Cash and cash equivalents at the beginning of the year	23,415	17,142	8,058

Cash and cash equivalents at the end of the year	$33,483	$23,415	$17,142

Supplemental disclosure of cash flow information:
Interest paid	$757	$220	$102
Foreign income taxes paid	$21	$27	$500
Supplemental schedule of non-cash investing and financing activities:
Assets acquired under capital leases	$—	$—	$229
Value of shares granted in lieu of cash bonus	$—	$1,408	$1,907

See accompanying notes.

CYGNUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended December 31, 2003

Note 1:	Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

      Cygnus was incorporated in California in 1985 and was merged into a Delaware corporation in 1995. We have developed and manufactured new and improved glucose monitoring devices. Our products are designed to provide more data to individuals and their physicians and enable them to make better-informed decisions on how to manage diabetes. Our GlucoWatch Biographer line of products consists of frequent, automatic and non-invasive glucose monitoring devices.

Global Resolution with Sankyo Pharma

      On July 8, 2002, we entered into a Sales, Marketing and Distribution Agreement with Sankyo Pharma for the sales, marketing, managed care and governmental contracting, and distribution or our GlucoWatch G2 Biographer and our other similar glucose monitoring products (see Note 2, Cygnus and Sankyo Pharma). On October 6, 2003, we filed a complaint in the Superior Court of the State of California for the County of San Mateo against Sankyo Pharma and Sankyo Japan for breach of contract and intentional interference with contract relating to the sales, marketing and distribution of our GlucoWatch Biographer products. On December 15, 2003, Sankyo Pharma filed cross-claims against us for declaratory relief, breach of contract, and defamation.

      On December 23, 2003, we entered into a Global Resolution with Sankyo Pharma that resolved and dismissed the pending litigation, and terminated our sales, marketing and distribution agreement and all other contractual arrangements (See Note 2, Cygnus and Sankyo Pharma). The Global Resolution provided for Sankyo Pharma to pay us $30.0 million and also specified that neither party owed any payments to the other party, thus allowing us to write off certain liabilities and assets, resulting in a total net gain of $75.8 million. Furthermore, Sankyo Pharma transferred title to us of more than 20,000 GlucoWatch G2 Biographers and more than 1.0 million AutoSensors that we had previously sold and shipped to them. Sankyo Pharma is to provide certain transition services related to distribution and customer services until the earlier of June 30, 2004 or when we notify Sankyo Pharma that they may discontinue such services, and we are entitled to receive 30% of all monies received from product sales during this transition period. In light of these developments, we are not likely to manufacture our G2 Biographer or third-generation product or develop new products in the near future.

      We are currently seeking a new sales, marketing and distribution partner or other strategic alliance, and we are exploring the possibility of selling the company to a third party. Our Biographer products have not yet been widely accepted by the market due, we believe, to a combination of factors, including adoption barriers for new technology, the need for a paradigm shift in the management of diabetes, lack of widespread medical reimbursement, and the pricing and performance characteristics of the device. We do not have the resources or infrastructure to perform the full range of functions necessary to successfully market and sell our products. Our products require a sizeable sales force to create product awareness and provide education to health care professionals and end user customers, a managed care sales force to work with national and regional health plans to secure medical reimbursement, significant advertising and promotional resources, a variety of customer support and education programs, a technical support group, logistics and distribution expertise and personnel, and marketing management resources and personnel. Thus, we must obtain a sales, marketing and distribution partner or other strategic alliance, including but not limited to a merger or an acquisition by a third party, if we are to continue to sell our products. In the event that we are unsuccessful in our efforts and our product sales do not significantly increase, we may need to liquidate the company or sell some or all of its assets.

CYGNUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basis of Consolidation

      The consolidated financial statements include the accounts of Cygnus and our wholly owned U.K. subsidiary after elimination of all material inter-company balances and transactions.

Financial Presentation

      Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates.

      Due to the current uncertainty surrounding our business situation, the realization of values for our long-lived assets is based on significant estimates.

Customer and Other Concentrations

      One customer, Sankyo Pharma, provided 93% of our 2003 product revenues, and one customer, NIH, provided 100% of our 2003 contract revenues. In light of our Global Resolution with Sankyo Pharma, we will not be selling any additional products to Sankyo Pharma. We currently are not performing work under any SBIR grants or contracts, and thus do not expect any contract revenues in the near future.

      Our Biographer and AutoSensor products have been manufactured from components purchased from outside suppliers, most of whom are our single source for such components. If we are unable, for whatever reason, to obtain these components from our suppliers or if the components obtained from these suppliers do not pass quality standards, we will be required to obtain the components from alternative suppliers.

      AutoSensors have been manufactured by an independent third party based in Michigan that is our sole source for such outsourced manufacturing. All manufacturing facilities used in the manufacturing of our products are subject to inspection and approval requirements of the FDA. If this third party is unable to manufacture the required quantities of AutoSensor for whatever reason, we will be required to make alternative arrangements that will be subject to FDA approval before commercial manufacturing.

      We maintain our cash, cash equivalents and investments primarily with a bank and two brokerage houses that management believes are creditworthy. This practice is consistent with our policy to maintain high liquidity and to ensure safety of principal.

Foreign Currency Translation

      The functional currency of our foreign subsidiary in the United Kingdom is the British pound and the reporting currency of this subsidiary is the United States dollar. Monetary assets and liabilities of our foreign subsidiary denominated in foreign currency are translated into United States dollar equivalents at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the weighted average exchange rate for the year. Transaction gains and losses are included in operating results and have been insignificant for all periods presented.

Deferred Financing Costs

      Deferred financing costs of $486,000 and $114,000 related to costs incurred originally in 1999 in connection with our convertible debenture financings of $14.0 million and $3.0 million, respectively. These

CYGNUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs were amortized over the term of the related debentures and included in interest expense. As of December 31, 2003, the remaining unamortized amount was $66,000.

Accounting for Stock-Based Compensation

      We issue stock options to our employees and outside directors and provide them the right to purchase our stock pursuant to stockholder-approved stock option programs. We account for our stock-based compensation plans under the intrinsic-value method of accounting as defined by Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related interpretations. We have elected to follow APB 25 in accounting for our employee stock options because the alternative fair value accounting provided for under Financial Accounting Standards Board (FASB) Statement No. 123 (FAS 123), “Accounting for Stock Based Compensation,” requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of our employee and director stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized for these grants.

      For purposes of disclosure pursuant to FAS 123, as amended by FASB Statement No. 148 (FAS 148), “Accounting for Stock-Based Compensation — Transition and Disclosure,” the estimated fair value of employee and director stock options is amortized to expense over the vesting periods of the options.

      The following table illustrates the effect on net income/(loss) and net income/(loss) per share if we had applied the fair value recognition provisions of FAS 123 to stock-based employee and director compensation (in thousands, except per share amounts):

	Years Ended December 31,

	2003	2002	2001

Net income/(loss), as reported	$49,442	$(41,728)	$(39,200)
Add: Stock-based employee compensation expense included in reported net loss	—	—	2,919
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(1,119)	(2,873)	(6,249)

Pro forma net income/(loss)	$48,323	$(44,601)	$(42,530)

Net income/(loss), per share:
Basic, as reported	$1.28	$(1.11)	$(1.31)
Basic, pro forma	$1.26	$(1.19)	$(1.42)
Diluted, as reported	$1.01	$(1.11)	$(1.31)
Diluted, pro forma	$0.99	$(1.19)	$(1.42)

CYGNUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Pro forma information regarding net income/(loss) and net income/(loss) per share is required by FAS 123, which also requires that the information be determined as if we had accounted for our employee stock options granted under the fair value method of FAS 123. For the years ended December 31, 2003, 2002, and 2001, the estimated grant date fair value for stock options granted was $778,000, $3.6 million, and $6.7 million, respectively. The fair value for the options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Years Ended
	December 31,

	2003	2002	2001

Risk-free interest rate	2.82%	2.93%	4.20%
Volatility	1.05	0.87	0.83
Dividend yield	0	0	0
Expected life (years)	3	5	5

      Effective January 8, 2003, our Board of Directors suspended the Amended 1991 Employee Stock Purchase Plan, as last amended and restated February 12, 2002, because our stock had been delisted from trading on the Nasdaq National Market. Thus, no shares were purchased pursuant to the Employee Stock Purchase Plan during the year ended December 31, 2003. The valuations related to the shares granted pursuant to the Employee Stock Purchase Plan in 2002 and 2001 were calculated using the following assumptions:

	Years Ended
	December 31,

	2002	2001

Risk-free interest rate	1.13%	4.20%
Volatility	1.25	0.83
Dividend yield	0	0
Expected life (years)	0.5	0.5

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

      All stock options and warrants granted to consultants and other non-employees are accounted for at fair value, determined by using the Black-Scholes valuation model, in accordance with the Emerging Issues Task Force (EITF) Consensus No. 96-18, “Accounting for Equity Investments that are issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” These options are subject to periodic revaluation over their vesting terms. The assumptions used to value stock-based awards to consultants are similar to those used for employees (except for the expected life, for which the contractual life of the award is used instead of the expected life).

Accounting for Impairment or Disposal of Long-Lived Assets

      We review equipment and improvements and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount of the assets to the future net cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment is recognized and is

CYGNUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets, evaluated by considering the present value of future net cash flows. No impairment charges were recorded during 2003 and 2001. In the fourth calendar quarter of 2002, we recorded an impairment charge of $1.5 million, primarily related to our semi-automated back-up AutoSensor-manufacturing equipment, which became obsolete in the fourth quarter of 2002 as a result of the deployment of our fully automated manufacturing equipment. This charge was included in sales, marketing, general and administrative expenses. As of December 31, 2003, we do not anticipate using our production equipment in the near term. We have concluded that its current carrying amounts would be recoverable if we enter into a new sales, marketing and distribution agreement or other strategic alliance. We may also use this equipment in research and development efforts, if any. As a result, we have not recognized any impairment against these assets at December 31, 2003. We will continue to evaluate the realizable value of these assets, which may result in future adjustments.

Revenue Recognition

      Product revenues are generated upon the sale of our GlucoWatch Biographer and GlucoWatch G2 Biographers and accessories in the United States and the United Kingdom. The GlucoWatch Biographer systems consist of two integrated parts: the durable Biographer and the disposable, single-use AutoSensor.

      Product sales are recorded when all of the following conditions have been met: product has been shipped, transfer of title has taken place, there is persuasive evidence of an arrangement, the price is fixed or determinable, and collection is reasonably assured. Revenues generated from our shipments of sample and practice Biographers were recognized when all the above conditions are met, typically upon delivery of these products to Sankyo Pharma, as the sales of such products were not subject to future pricing adjustments. With regard to product sales that were made directly by us to third parties, from time to time we allowed customers to return product for credit. In such instances, we deferred revenue until the return period expired. We accrue for estimated warranty costs and other allowances when the revenues from product sales are recognized. The warranty expenses recorded to date have not been significant and are within historical estimates.

      Revenues in the United States generated from our shipments of product to Sankyo Pharma for resale under our now-terminated Sales, Marketing and Distribution Agreement were deferred until the product was sold by Sankyo Pharma to its third-party customers, because the net price of our product sales to Sankyo Pharma was subject to certain contractual pricing adjustments, such as rebates, discounts and certain fees offered or paid by Sankyo Pharma to its third-party customers. Product revenues recorded by us for the first three calendar quarters of 2003 are net of these adjustments; however, product revenues recorded for the fourth quarter ended December 31, 2003 were not subject to such adjustments because our Sales, Marketing and Distribution Agreement with Sankyo Pharma had been terminated pursuant to the Global Resolution. As a result of the Global Resolution, the remaining $9.3 million balance in “Deferred revenues from Sankyo Pharma net of deferred costs of products shipments” previously deferred in our balance sheet at the date of the Global Resolution was included as a component of “Gain from Sankyo Pharma settlement” in our statement of operations during the fourth quarter of 2003. We do not expect any significant product revenues in 2004 unless we obtain a sales, marketing and distribution partner or other strategic alliance.

      Our contract revenues may include up-front and interim milestone payments from co-promotion; sales, marketing and distribution; and development agreements. Milestone payments are recorded as revenue based on the provisions of the underlying agreement and the estimated period of continuing obligations, generally the contract term. We received $25.0 million in milestones from Sankyo Pharma under our now-terminated Sales, Marketing and Distribution Agreement and prior Co-Promotion Agreement, and these milestone payments had been deferred and had appeared in our balance sheet as “Deferred revenues from Sankyo Pharma.” Because the Sales, Marketing and Distribution Agreement was terminated as part of the Global Resolution,

CYGNUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

this $25.0 million was included as a component of “Gain from Sankyo Pharma settlement” in our statement of operations during the fourth quarter of 2003.

      Our contract revenues also included payments received pursuant to research grants. Revenues were recognized based on the performance requirements of the grant contract and as reimbursable expenses are incurred. We currently are not performing work under any SBIR grants or contracts, and thus do not expect any contract revenues in the near future.

      We evaluate the collectability of our trade receivables based on our customers’ abilities to meet their financial obligations and generally do not require collateral. We determine amounts to be past due based on the terms and conditions set forth in the purchase agreements. We did not have any significant trade receivables outstanding as of December 31, 2003.

Research and Development

      Research and development expenses have included costs for scientific and product development personnel, material used in the development and validation of high capacity manufacturing processes, consultants, clinical trials, supplies, maintenance of our quality system, depreciation of equipment used in research and product development, and facilities allocations. Research and development costs are expensed as incurred. Research and development expenses also include costs associated with research and development grants. These expenses approximate the revenue recognized.

Advertising Expenses

      We expense advertising costs as incurred. We did not incur any advertising expenses in 2003. Advertising expenses incurred by us were $3.5 million and $920,000 in 2002 and 2001, respectively.

Net Income/(Loss) Per Share

      Basic and diluted net income/(loss) per share are computed using the weighted average number of shares of common stock outstanding. Shares issuable from stock options, warrants and convertible debentures were excluded from the diluted loss per share computation in 2002 and 2001, as their effect is anti-dilutive. Diluted net income per share for 2003 includes the effects of approximately 20,000 stock options and the effects of $22.3 million in convertible debentures outstanding at the beginning of 2003 that would have converted at that time to approximately 11.1 million shares of common stock; however, it does not include the effect of 6.0 million options to purchase our common stock under the treasury stock method because the option exercise prices were greater than the average market price of our common stock for the year.

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

      We consider all short-term investments as available-for-sale. As such, short-term investments are carried at estimated fair value and any related unrealized gains and losses included in stockholders’ equity/(net capital deficiency). Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income and expense and have been immaterial to date. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and other income.

CYGNUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2003 and 2002, cash and cash equivalents were $33.5 million and $23.4 million, respectively. As of December 31, 2003 and 2002, short-term investments were $0 and $3.2 million, respectively. Our cash and cash equivalents are maintained in money market funds and our short-term investments are held as auction rate certificates. As of December 31, 2003 and 2002, the costs approximated the estimated fair values for all investments. All cash equivalents and investments as of December 31, 2003 and 2002 have maturity dates of less than one year.

Inventory

      Inventory is stated at standard cost, adjusted to approximate the lower of actual cost (first-in, first out method) or market, after appropriate consideration has been given to obsolescence and inventory in excess of anticipated future demand.

      For the quarter ended September 30, 2003, in light of our then-ongoing litigation with Sankyo Pharma, our subsequent reduction in force, and the excess product inventory held by Sankyo Pharma, we concluded that it was unlikely that we would continue to manufacture any products in the near future. Thus, we determined that we would not be able to realize the value of our remaining raw materials and work-in-process inventories and wrote off a total of approximately $4.9 million of these inventories at that time. We also wrote off $831,000 in prepaid inventory orders with one of our sole source component suppliers.

      Under the terms of our Global Resolution, Sankyo Pharma transferred title to us of more than 20,000 GlucoWatch G2 Biographers and more than 1.0 million AutoSensors that we had previously sold and shipped to them. Because we do not have a new sales, marketing and distribution partner or other strategic alliance to sell our products, we anticipate minimal demand for our products in the foreseeable near term. Therefore, we assessed that the Sankyo Pharma finished goods inventory received as part of the Global Resolution in December 2003 had no realizable value at the time. Additionally, in December 2003, we wrote off substantially all of our remaining finished goods inventory, approximately $630,000, that had not been shipped or sold to Sankyo Pharma. Our remaining inventory of $62,000 at December 31, 2003 consisted of finished goods for sale in the United Kingdom.

      Prior to the approval by the FDA of our product and our commercial processes, material was generally charged to research and development expenses upon receipt and was not carried as inventory in our financial statements. Accordingly, for the year ended December 31, 2003, costs of product revenues do not include previously expensed material. If we were to include the costs that were previously expensed, but then used in our products sold, our costs of product revenues would have been $390,000 greater than the reported amounts for the year ended December 31, 2003.

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

CYGNUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income/(Loss)

      Comprehensive income/(loss) includes changes in stockholders’ equity/(net capital deficiency) during the period, except those resulting from investments by stockholders and distributions to stockholders. Other comprehensive income/(loss) consists primarily of unrealized gains and losses on available-for-sale securities.

Segment Information

      We operate in one segment, the development and manufacture of glucose monitoring products, and in two geographic regions, the United States and the United Kingdom. We are evaluated by our Chief Executive Officer, who is the designated Chief Operating Decision Maker, on a single-segment basis. Product revenues with customers in these geographic regions were as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

United States	$2,533	$3,098	$—
United Kingdom	151	355	489

Total	$2,684	$3,453	$489

      All of our long-lived assets are located in the United States.

Note 2:	Cygnus and Sankyo Pharma

      On July 8, 2002, we entered into a Sales, Marketing and Distribution Agreement with Sankyo Pharma that superseded and replaced our prior November 28, 2001 Co-Promotion Agreement with them. Under the new agreement, Sankyo Pharma was responsible for sales, marketing, managed care and government contracting, and distribution of our GlucoWatch G2 Biographer and our other similar glucose monitoring products for a period of 12 years beginning on April 1, 2002. Under this agreement, Sankyo Pharma was also required to pay us an additional $15.0 million in milestone payments, thus bringing total milestone payments, including milestone payments received under the November 2001 Co-Promotion Agreement, to $25.0 million, all of which were received. For its sales, marketing and distribution activities, Sankyo Pharma was entitled to a margin equivalent to a predetermined percentage of Sankyo Pharma’s net sales to its third-party customers. For Sankyo Pharma to receive its specified margin, the following calculations were made. First, Sankyo Pharma’s net sales were determined by subtracting certain allowed deductions such as rebates, discounts and fees, including TheraCom, Inc.’s costs for product dispensing and patient reimbursement services, from Sankyo Pharma’s gross sales. Next, the amount that Sankyo Pharma paid us for the products we shipped to them was subtracted from Sankyo Pharma’s net sales. The sales and marketing commission we owed to Sankyo Pharma was then calculated so that Sankyo Pharma received its specified margin. The predetermined percentage was 15% for net sales in the first year after our first-generation Biographer launch. Beginning April 1, 2003 and continuing for one year, this predetermined percentage increased to 30%. Payment of a quarterly sales and marketing commission, which constituted a portion of this predetermined percentage to which Sankyo Pharma was entitled, for the years 2002 and 2003 was deferred. As of December 23, 2003, total sales and marketing commissions of $2.3 million had been accrued. For 2002, we were required to reimburse Sankyo Pharma for their actual promotional expenses of $6.7 million and this payment, together with an amount we owed Sankyo Pharma for customer rebates, could have been deferred until second quarter 2004.

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

CYGNUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On December 23, 2003, we entered into an Agreement for Global Resolution and Mutual Release of All Claims with Sankyo Pharma that resolved and dismissed the pending litigation, and terminated our Sales, Marketing and Distribution Agreement as well as all other contractual arrangements. The Global Resolution provided for Sankyo Pharma to pay us $30.0 million and also specified that neither party owed any payments to the other party, thus allowing us to write off certain liabilities and assets, resulting in a total net gain of $75.8 million. The following table summarizes the components of this gain, in thousands:

Cash settlement received from Sankyo Pharma in December 2003	$30,000
Recognition of deferred revenues from Sankyo Pharma (milestone payments)	25,000
Recognition of deferred revenues from Sankyo Pharma net of deferred costs of $8,759 of product shipments	9,306
Write-off of current portion of amount due to Sankyo Pharma	6,770
Write-off of long-term portion of amount due to Sankyo Pharma	2,324
Write-off of other liabilities due to Sankyo Pharma, partially offset by a write-off of $1,083 accounts receivable from Sankyo Pharma	2,694
Less: Legal expenses incurred in Sankyo Pharma litigation	269

Net gain from Sankyo Pharma settlement	$75,825

      During the transition period in which Sankyo Pharma provides certain distribution and customer services, we are entitled to 30% of all monies received for products sold by them. Amounts received will be recorded as additional “Gain from Sankyo Pharma settlement” in our statement of operations. This transition period ends on the earlier of June 30, 2004 or when we notify Sankyo Pharma that they may discontinue such services.

Note 3:	Manufacturing and Other Contractual Arrangements

      In 1997, we entered into a Product Supply Agreement with Contract Manufacturing, Inc. (“CMI”), now Corium International (“Corium”), to manufacture our AutoSensors. In December of 1996, we had hired the owner of CMI as a non-officer, part-time employee of Cygnus, Inc. However, this individual’s employment with us terminated in March 2000 and, subsequently, we entered into a consulting agreement in 2001 under which he received 10,000 shares of Cygnus common stock upon a performance milestone. This consulting agreement has now expired. Two former Cygnus executive officers have joined Corium. During 2003, 2002, and 2001, we paid Corium $3.3 million, $4.6 million and $4.9 million, respectively, for manufacturing services provided to us. Currently, we have suspended our manufacturing activities and thus Corium is not manufacturing AutoSensors for us at this time. We also bought certain of our capital manufacturing equipment for the AutoSensor from a company previously under the control of the owner of Corium. During 2003, we did not purchase capital equipment from this company; however, in 2002 and 2001, we purchased capital equipment for $600,000 and $1.8 million, respectively.

      In 1995, we entered into an Exclusive License Agreement with The Regents of the University of California relating to reverse iontophoresis patent rights. We were obligated to start paying royalties after the first commercial sale of our GlucoWatch Biographer, which occurred in 2001 in the United Kingdom. In 2003, we paid annual minimum royalties of $100,000 to the University of California. In 2004, these annual minimum royalties will increase to $150,000, and in 2005 and thereafter, until expiration of the Exclusive License Agreement, these minimum royalties will be $200,000 per year.

CYGNUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4:	Leases and Commitments

Capital Leases

      We currently have two capital lease agreements. Assets leased under capital leases are included in equipment at a total cost of $229,000 with related accumulated depreciation of $169,000 at December 31, 2003. Upon the expiration of these leases, we have a one-dollar ($1.00) buy-out purchase option. As of December 31, 2003, aggregate liabilities of $82,000 were outstanding under these agreements and were secured by assets with a net book value of $60,000 and a letter of credit with a value of $89,000.

      The future aggregate principal payments of minimum lease payments under capital leases as of December 31, 2003 are as follows:

Capital Leases

(In thousands)
Year ending December 31, 2004	$82

Total minimum lease payments	82
Less amount representing interest	(8)

Present value of minimum lease payments	74
Current portion of capital lease obligations	(74)

Long-term portion of capital lease obligations	$0

Operating Lease

      In the United States, we lease our facility under a noncancelable operating lease expiring in April of 2009. The terms of the lease provides for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the period of the lease.

      On October 15, 2003, we terminated our second building lease that would have run through December 2003, which we had previously subleased. We received full payment from our sublessee for this early termination, and in turn paid the remaining lease amount to the property owner.

      Rent expense amounted to $826,000, $1.0 million and $1.1 million, net of sublease payments of $371,000, $789,000 and $814,000, for the years ended December 31, 2003, 2002 and 2001, respectively. Future noncancelable lease payments on December 31, 2003 are as follows:

Minimum
Future Rental
Commitments

(In thousands)
Years ending December 31, 2004	$840
2005	856
2006	878
2007	901
2008	924
2009	310

Total minimum lease payments	$4,709

CYGNUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5:	Financing Instruments

      See Note 12, Subsequent Events, regarding the March, 2004 retirement of our Convertible Debentures and associated warrants and termination of our remaining equity line.

      In June 1999, we entered into two financing arrangements: a Convertible Debenture and Warrant Purchase Agreement and a Structured Equity Line Flexible Financing Agreement. As of December 31, 2003, the total outstanding balance plus accrued interest on our Convertible Debentures totaled $18.3 million. Since June 1999, we entered into two additional equity line agreements in 2000 and 2001 (collectively, the “equity lines”); however, only our third equity line was in place on December 31, 2003. As of December 31, 2003, we had received aggregate proceeds of $57.2 million pursuant to our prior equity lines.

Convertible Debentures

      In June 1999, we entered into a Convertible Debenture and Warrant Purchase Agreement, which was subsequently amended (“Convertible Debenture Agreement”). As of December 31, 2003, the total outstanding balance plus accrued interest on the Convertible Debentures, as defined below, totaled $18.3 million.

      Under the Convertible Debenture Agreement, 8.5% convertible debentures with a principal amount of $14.0 million due June 29, 2004 were issued at a conversion price of $12.705 per share (“June 2004 Debentures”). The Convertible Debenture Agreement also provided for the issuance of an additional $6.0 million of convertible debentures consisting of two $3.0 million tranches (“additional tranches”) for similar terms and conditions, except for the determination of conversion prices upon issuance of additional tranches. The conversion prices for the additional tranches were to be determined based on certain market-based formulas defined in the Convertible Debenture Agreement. In September 1999, we issued convertible debentures for $3.0 million pursuant to the terms of the additional tranches. The first additional tranche due on September 29, 2004 had a conversion price of $11.8663 (“September 2004 Debentures,” together with the June 2004 Debentures, the “Convertible Debentures”). The $3.0 million under the second additional tranche was still available as of December 31, 2003, subject to approval by both parties. The Convertible Debentures had a stated interest rate of 8.5% per annum and an effective interest rate of 13.5% per annum. The effective interest rate included a non-cash charge of $6.6 million for the amortization of the fair value of warrants, computed on the basis of a Black-Scholes valuation model, issued in connection with the Convertible Debentures.

      In conjunction with the issuance of Convertible Debentures, in June 1999 and September 1999, we issued to the debenture holders warrants to purchase 606,061 shares and 139,050 shares of common stock, respectively, at the exercise prices of $13.86 per share and $16.18 per share, respectively. Each group of warrants had a contractual term of five years from the date of the respective grants. At the dates of the grants, the fair values ascribed to these warrants were $5.0 million and $1.1 million, respectively, based on a Black-Scholes valuation model. The valuation of $5.0 million was determined using the following assumptions for volatility, interest rate, stock price, and dividend rate: 0.9985, 5.8%, $11.19, and 0.0%, respectively. The valuation of $1.1 million was determined using the following assumptions for volatility, interest rate, stock price, and dividend rate: 0.9923, 5.85%, $11.06, and 0.0%, respectively. These values were recorded as debt discount and were being amortized on a straight-line basis as additional interest expense over the terms of the Convertible Debentures. We recorded amortization of $1.2 million for each of the years ended December 31, 2003, 2002 and 2001. As of December 31, 2003, the aggregate unamortized fair value of the warrants amounted to $709,000.

      Also in connection with the issuance of Convertible Debentures, we issued to the placement agent warrants to purchase 50,000 shares of common stock at the exercise price of $13.86 per share. At the date of grant, the fair value ascribed to the warrants was $417,000, based on a Black-Scholes valuation using the following assumptions for volatility, interest rate, stock price, and dividend rate: 0.9985, 5.8%, $11.19, and

CYGNUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

0.0%, respectively. This amount was recorded as deferred financing cost and was being amortized on a straight-line basis as additional interest expense over the term of the Convertible Debentures. We recorded amortization of $83,000 for the year ended December 31, 2003. As of December 31, 2003, the aggregate unamortized fair value of the warrants amounted to $42,000.

      Under the original terms of the Convertible Debenture and Warrant Purchase Agreement dated June 29, 1999 and the Convertible Debentures, if Cygnus were to have been delisted from the Nasdaq National Market, the debenture holders could have declared that a default had occurred and could have required immediate payment of the outstanding principal and interest balances. To address this contingency, we entered into an agreement with the debenture holders on August 21, 2002 to amend the Convertible Debenture and Warrant Purchase Agreement and the Convertible Debentures to specify that as long as our stock is trading on any market or exchange, including the OTC Bulletin Board, there was no default under these agreements. Thus, in January 2003, when our stock was transferred to the OTC Bulletin Board, this was not a default under the Convertible Debentures, as amended. The debenture holders also agreed to reduce the interest rate on the Convertible Debentures from 8.5% to 3.5% per annum, to be paid quarterly, effective October 1, 2002, on the then-new principal amount of $22.3 million.

      The Convertible Debentures, as amended, also allowed for limited conversions into stock at a price premium (101% or 107%, depending on the market price) to the market price of our common stock, with certain minimum conversion prices established. For the period of October 1, 2002 to December 31, 2002, the minimum conversion price was $3.50 per share. For the period of January 1, 2003 to March 31, 2003, the minimum conversion price was $2.00 per share. Conversions could not exceed 8% of the trading volume for a given month, and were limited to $500,000 per month, unless our common stock traded at or above $3.50 for that month.

      On December 7, 2002, we further amended the Convertible Debentures to establish a minimum conversion price of $1.054 per share of common stock for the period beginning April 1, 2003 for the remaining term of the Convertible Debentures, resulting in a maximum of 474,383 shares per month that might have been converted under the Convertible Debentures, again subject to the limitation of 8% of the trading volume for the month. Furthermore, the Convertible Debentures, as amended, could not have been converted to the extent such conversion would result in their holders in the aggregate being deemed to beneficially own more than 9.9% of our total issued and outstanding common stock. Separately, we entered into a Security Agreement to grant security interests to all of our assets, with the exception of our U.S. patents and patent applications, to the debenture holders as contemplated by the prior amendments to the Convertible Debentures.

      Pursuant to the August 21, 2002 amendment to our Convertible Debentures, we paid $2.0 million in principal to the debenture holders on June 26, 2003, and $2.0 million on December 30, 2003, as the holders had not converted any shares of stock, thus reducing the principal to $18.3 million. These payments resulted in the maturity dates of equal amounts of the remaining principal being extended for one year. Thus, the $2.0 million paid in June 2003 and the $2.0 million paid in December 2003 extended the maturity date for $4.0 million from June 29, 2004 to June 29, 2005.

      As of December 31, 2003, $10.4 million in principal was due June 29, 2004, $3.9 million in principal was due September 29, 2004, and $4.0 million in principal was due June 29, 2005, minus any amounts that the holders might have converted into shares of stock or amounts we might have prepaid.

Equity Line

      In March 2001, we entered into an additional equity line agreement and, as of December 31, 2003, we had not utilized any portion of this equity line, which had a maximum aggregate issue price of $29.0 million and a commitment period ending December 31, 2004. We did not receive any proceeds in 2003 from any of

CYGNUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our equity lines. On September 17, 2002, we amended our equity line agreement so that it would be available as long as our stock were listed on either the Nasdaq National Market or the SmallCap Market. The amendment also added an alternative 15-day investment period to the existing 30-day, 60-day and 90-day investment periods and limited the investors’ required purchase amount with certain trading volume limitations. Since our stock was not listed on either the Nasdaq National Market or Nasdaq SmallCap Market, our investors under the equity line agreement might have elected to suspend or terminate this agreement, in which case we would not have been able to utilize any of the $29.0 million available under this equity line agreement. Even if these investors elected not to suspend or terminate our equity line agreement, we believe, as a practical matter, we would not have been able to draw on the equity line agreement for the foreseeable future. So long as our stock was not listed on a national exchange or quoted on the Nasdaq National Market or the SmallCap Market, we believe that it would not have been practical for us to draw on our equity line in light of (i) the penny stock rules that require the underwriter to undertake relatively burdensome disclosure obligations in connection with issuances of penny stock securities such as ours, (ii) our need to individually comply with each state’s blue sky laws governing unlisted securities issuances, and (iii) the relatively high level of dilution that issuances would have at current market prices for our stock.

      In connection with our prior equity lines, we issued to the investors five-year warrants to purchase up to 748,000 shares of common stock at exercise prices ranging from $4.65 to $20.40. In May 2003, the investors voluntarily surrendered all of these warrants. No consideration was provided to the investors in connection with this surrender of warrants.

      We also issued warrants to our placement agent in connection with our prior equity lines. In 2000, we issued a five-year warrant to purchase 11,178 shares of common stock at an exercise price of $9.85, which expires in May 2006. In 2001, we issued a five-year warrant to purchase 49,914 shares of common stock at an exercise price of $7.74, which expires in January 2007. In 2002, we issued a five-year warrant to purchase 16,511 shares of common stock at an exercise price of $3.72, which expires in August 2008.

Note 6:     Stockholders’ Equity/(Net Capital Deficiency)

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

     Common Stock

      In fiscal years 2002 and 2001, we issued 338,000 and 246,000 shares of our common stock, respectively, to our employees in lieu of paying a cash bonus. The value of the common stock issued was $1.4 million and $1.9 million in 2002 and 2001, respectively. In fiscal year 2003, no such shares of common stock were issued to our employees.

     Warrants

      We account for all warrants issued in connection with services rendered on the basis of the fair value of the warrants. We estimate the fair value of such instruments using the Black-Scholes valuation model, and the fair value thus computed is then recognized over the period for which the underlying services are rendered. Our outstanding warrants were issued in connection with our prior equity lines and Convertible Debentures. Warrants issued in connection with the equity lines were reflected as additional costs of financing and additional paid-in-capital, and thus had no net impact on our financial statements. Warrants issued in connection with the Convertible Debentures were reflected as additional costs and were being amortized to

CYGNUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest expense over the remaining life of the Convertible Debentures. The following table summarizes the warrants outstanding as of December 31, 2003:

	Number of			Fair Value of
Date of	Shares Covered	Exercise	Expiration	Warrants at
Warrants	by Warrants	Price	Date	Issuance

*06/29/99	606,061	$13.86	06/29/04	$5,048,488
+06/29/99	50,000	$13.86	06/29/04	$416,507
*09/29/99	139,050	$16.18	09/29/04	$1,106,838
#05/09/01	11,178	$9.85	05/09/06	$51,195
#01/08/02	49,914	$7.74	01/08/07	$163,219
#08/01/03	16,511	$3.72	08/01/08	$2,642

*	Issued to the investors in connection with our Convertible Debentures, however these warrants (745,111 shares) were retired as part of our Convertible Debenture exchange. See Note 12, Subsequent Events.

+	Issued to the placement agent in connection with our Convertible Debentures.

#	Issued to the placement agent in connection with our prior equity lines.

     Employee Stock Purchase Plan

      Effective January 8, 2003, our Board of Directors suspended the Amended 1991 Employee Stock Purchase Plan, as last amended and restated February 12, 2002, due to the fact that our stock was delisted from trading on the Nasdaq National Market. As of December 31, 2003, a total of 869,000 shares of common stock were reserved for issuance to eligible employees under the Stock Purchase Plan. During 2003, 2002 and 2001, 0 shares, 200,000 shares and 140,000 shares, respectively, were purchased under the Stock Purchase Plan, with grant date fair values for shares issued of $0, $288,000, and $350,000, respectively.

     Stock Incentive Plan

      The 1999 Stock Incentive Plan (“Stock Plan”) authorizes the Board of Directors to grant stock options, restricted stock, stock units, stock appreciation rights and other awards to be made to employees and consultants. Since its inception and through December 31, 2003, a total of up to 11.4 million shares of common stock have been authorized for issuance under the Stock Plan. As of December 31, 2003, 7.0 million shares of common stock were still available for future issuance under the Stock Plan, of which 405,000 were available for grant. The Stock Plan will terminate in 2013, unless sooner terminated by the Board of Directors or extended by the Board of Directors and approved by the stockholders. Under the Stock Plan, stock options must be granted at no less than the fair market value on the date of grant. Options generally vest over a two-year or four-year period and are exercisable for a term of ten years after issuance, unless otherwise determined by the Board of Directors or a committee thereof.

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

      Under the Stock Plan, stock may be sold and issued to eligible recipients and stock bonuses or rights to purchase common stock may be granted by the Board of Directors or a committee thereof for past services at the fair market value on the date of grant. The Board may impose certain repurchase rights in favor of Cygnus

CYGNUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the event that an employee is terminated prior to certain predetermined vesting dates. As of December 31, 2003, 2002 and 2001, no shares were subject to repurchase.

      A summary of our stock option summary for the years ended December 31, 2003, 2002 and 2001 is as follows:

	2003		2002		2001

	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Price	Options	Price	Options	Price

	(In thousands)		(In thousands)		(In thousands)
Total outstanding at beginning of year	4,015	$8.71	4,072	$9.68	3,296	$10.79
Granted	3,630	$0.40	1,241	$1.79	1,217	$5.55
Exercised	(2)	$0.46	(278)	$0.37	(143)	$3.50
Forfeited	(929)	$4.72	(993)	$6.21	(297)	$7.95
Expired	(99)	$1.23	(27)	$14.38	(1)	$14.13

Outstanding at end of year	6,615	$4.82	4,015	$8.71	4,072	$9.68

Exercisable at end of year	4,040	$7.23	2,764	$10.24	2,389	$11.15
Weighted-average fair value of options granted during year		$0.21		$3.69		$3.16

      A summary of our stock option position as of December 31, 2003 is as follows:

	Options Outstanding			Exercisable

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of Exercise Prices	Number	Contractual Life	Price	Number	Price

	(In thousands)	(In years)		(In thousands)
$ 0.00 - $ 0.12	787	9.88	$0.12	—	$—
$ 0.39 - $ 0.46	2,425	9.11	$0.46	1,078	$0.46
$ 0.47 - $ 5.00	1,324	7.12	$4.08	911	$4.15
$ 5.75 - $14.50	1,340	4.23	$9.41	1,326	$9.41
$15.13 - $22.50	739	4.66	$17.18	725	$17.21

	6,615	7.32	$4.82	4,040	$7.23

CYGNUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Common Stock Reserved for Future Issuance

      At December 31, 2003, the total number of shares of common stock reserved for issuance is as follows:

(In thousands)
Stock Incentive Plan	7,021
Employee Stock Purchase Plan	869
Convertible Debentures (assumed conversion price of $1.054)(1)	17,344
Outstanding warrants(1)	873

Total common stock reserved	26,107

(1)	On March 23, 2004, we entered into an Exchange Agreement with the debenture holders and retired all of our outstanding Convertible Debentures and associated warrants (745) in exchange for an aggregate of $13.8 million in cash and 2.5 million shares of our common stock. Thus, reserves of 18,089 shares relating to the Convertible Debentures and associated warrants have been eliminated. See Note 12, Subsequent Events.

Note 7:     Income Taxes

      The provision for income taxes consists of the following:

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Current:
Federal	$198	$—	$—
State	—	—	—
Foreign	1	23	527

Total	$199	$23	$527

      A reconciliation of income taxes computed at the U.S. statutory federal income tax rate with the provision for income taxes included in the statements of operations is as follows:

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
U.S. federal taxes (benefit)
At statutory rate	$17,374	$(14,188)	$(13,328)
Federal alternative minimum taxes	198	—	—
State income taxes	—	—	—
Foreign income taxes	1	23	527
Unutilized/(utilized) net operating losses	(17,374)	14,188	13,328

Total	$199	$23	$527

CYGNUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	December 31,

	2003	2002

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$85,067	$84,200
Research and development tax credit carryforwards	9,531	9,230
Arbitration obligation accrual	4,600	6,000
Capitalized research & development	4,404	5,150
Deferred revenue	—	15,810
Other	132	1,080

Total deferred tax assets	103,734	121,470
Valuation allowance for deferred tax assets	(103,734)	(121,470)

Net deferred tax assets	$—	$—

      Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance in an amount equal to the net deferred tax assets as of December 31, 2003 and 2002 has been established to reflect these uncertainties. The valuation allowance decreased by $17.7 million in 2003 and increased by $14.7 million and $11.0 million in 2002 and 2001, respectively. Approximately $714,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions that, when recognized, will be allocated directly to contributed capital.

      At December 31, 2003, we had federal net operating loss and research and development tax credit carryforwards of $238.3 million and $6.5 million, respectively. These carryforwards expire at various dates beginning in 2004 and ending in 2023. For state income tax purposes, at December 31, 2003 we had net operating loss carryforwards of $67.0 million that expire at various dates beginning in 2004 and ending in 2013, and state research and development tax credits of approximately $4.7 million, which do not expire.

      Because of the change-in-ownership provisions of the Internal Revenue Code of 1986, as amended, a substantial portion of our net operating loss and tax credit carryforwards may be subject to annual limitations. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

Note 8:     Arbitration Obligation

      On December 11, 1997, the International Court of Arbitration issued a Final Award, which was not appealable, in an arbitration matter between Sanofi, S.A., now Sanofi-Synthelabo, and Cygnus related to transdermal hormone replacement therapy systems. This Final Award against Cygnus of $37.0 million was entered as a judgment of the United States District Court for the Northern District of California. An initial payment of $14.0 million was made within 14 days of the Final Award and in 1997 we accrued an aggregate remaining liability of $23.0 million for the following: (i) payments of an aggregate amount equal to $17.0 million as royalty payments for the period 2001 through 2005, payable 60 days after the end of each fiscal year ($2.0 million of which was paid in February 2002 for the year 2001, $3.0 million of which was paid in February 2003 for the year 2002, $4.0 million of which was to be paid for the year 2003, $4.0 million of which was to be paid for the year 2004 and $4.0 million of which was to be paid for the year 2005), and (ii) a convertible promissory note bearing interest at 6.5% per annum in the principal amount of $6.0 million, issued in December 1997, which was paid in full in cash with accrued annual interest of $390,000 in January 2002.

CYGNUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The underlying agreement, which was the subject matter of the arbitration, was terminated on December 15, 1999.

      Effective November 3, 2003, we entered into an agreement with Sanofi-Synthelabo to extend the periods of time for the remaining arbitration obligation payments. Under the Amendment to the Final Arbitration Award, the accrued aggregate remaining liability of $12.0 million for the years 2003, 2004 and 2005 is to be paid as follows in light of our $30.0 million cash settlement received from Sankyo Pharma: (i) $500,000 of such payment was paid to Sanofi-Synthelabo on December 30, 2003, (ii) $4.5 million is due in February 2005, (iii) $4.0 million is due in February 2006, and (iv) $3.0 million is due in February 2007. As of December 31, 2003, the aggregate amount payable under this obligation was $11.5 million. We also entered into Security Agreements granting Sanofi-Synthelabo a subordinate security interest in all of our assets, including our U.S. Patents and patent applications then existing or thereafter arising, to secure our obligation under the Amendment to the Final Award.

Note 9:     Sale of Drug Delivery Business

      On December 15, 1999, we completed the sale of substantially all of our drug delivery business segment assets to Ortho-McNeil. Under the terms of our agreement, Ortho-McNeil was subject to paying up to an additional $55.0 million in cash, contingent on the achievement of certain milestones. These potential milestone payments are dependent upon the achievement by Ortho-McNeil of certain technical and regulatory accomplishments and timely submissions of regulatory documents related to the Ortho Evra® (Johnson & Johnson, New Brunswick, New Jersey) transdermal contraceptive patch. The achievement of these milestones was not within our control. Of this $55.0 million, we believe $20.4 million potential payments were not paid to us because certain Ortho-McNeil accomplishments were not met, resulting in $34.6 million left in potential milestone payments, which are under dispute. Both parties have retained outside legal counsel and, on February 23, 2004, we invoked the mediation provisions set forth in our Asset Purchase Agreement, see Note 12, Subsequent Events.

Note 10:     Employee Benefit Plan

      We have an employee savings plan (“Plan”) covering substantially all employees that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. In 2003, the Plan provided for eligible employee contributions up to $12,000 per year (up to $14,000 for those employees ages 50 and older) and for the Company to match a portion of the contributions. For the years ended December 31, 2003, 2002 and 2001, we incurred contribution expenses of $116,000, $67,000 and $77,000, respectively.

Note 11:     Warranties and Indemnification

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

Note 12:     Subsequent Events

      On February 23, 2004, we invoked the mediation provisions set forth in our Asset Purchase Agreement with Ortho-McNeil relating to $34.6 million in disputed milestone payments.

      On March 23, 2004, we entered into an Exchange Agreement with the debenture holders and retired all of our outstanding Convertible Debentures in exchange for an aggregate of $13.8 million in cash and 2.5 million shares of our common stock. As a result of this exchange, $18.8 million in principal and interest that was to be paid under the Convertible Debentures will not have to be paid. As of December 31, 2003, the

CYGNUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principal and accrued interest on the Convertible Debentures totaled $18.3 million. We expect to record a non-cash gain on the retirement of our Convertible Debentures during the quarter ending March 31, 2004. In connection with the exchange, we also canceled all outstanding warrants to purchase our common stock that had been issued to the debenture holders and terminated the registration rights agreement associated with the Convertible Debentures. Additionally, the security interests in our assets held by the debenture holders have been terminated.

      On March 24, 2004, we notified our counterparty that we have elected to terminate our remaining equity line agreement, which had a commitment period ending December 31, 2004.

Note 13:	Selected Quarterly Financial Data (in thousands, except per share data) (unaudited)

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2003	2003	2003	2003	2002	2002	2002	2002

Total revenues	$931	$1,100	$539	$348	$1,714	$1,558	$316	$266
Costs of product revenues(1)	2,863	7,520	3,271	1,793	2,777	1,276	1,788	555
Total other costs and expenses	2,013	2,156	3,539	3,851	9,937	9,702	9,280	7,508

Loss from operations	(3,945)	(8,576)	(6,271)	(5,296)	(11,000)	(9,420)	(10,752)	(7,797)
Interest income/(expense) and other, net	(571)	(491)	(521)	(513)	(411)	(782)	(768)	(775)
Gain from Sankyo Pharma settlement	75,825	—	—	—	—	—	—	—

Income/(loss) before income taxes	71,309	(9,067)	(6,792)	(5,809)	(11,411)	(10,202)	(11,520)	(8,572)
Provision for income taxes	197	—	1	1	1	4	6	12

Net income/(loss)	$71,112	$(9,067)	$(6,793)	$(5,810)	$(11,412)	$(10,206)	$(11,526)	$(8,584)

Net income/(loss) per share, basic	$1.85	$(0.24)	$(0.18)	$(0.15)	$(0.30)	$(0.27)	$(0.30)	$(0.24)

Shares used in computation of net income/(loss) per share, basic	38,480	38,480	38,479	38,479	38,479	38,362	38,189	35,292

Net income/(loss) per share, diluted	$1.24	$(0.24)	$(0.18)	$(0.15)	$(0.30)	$(0.27)	$(0.30)	$(0.24)

Shares used in computation of net income/(loss) per share, diluted	57,757	38,480	38,479	38,479	38,479	38,362	38,189	35,292

(1)	Certain costs have been reclassified to conform to current classifications.

EXHIBIT INDEX

10.008	Lease Termination Agreement dated October 15, 2003 between the Registrant and Metropolitan Life Insurance Company, a New York corporation (predecessor in interest to Seaport Centre Venture Phase I).
10.124	Amendment to the Final Arbitration Award between Registrant and Sanofi-Synthelabo dated November 3, 2003.
10.125	Security Agreement between Registrant and Sanofi-Synthelabo dated November 3, 2003.
10.126	Grant of Security Interest (Patents) between Registrant and Sanofi-Synthelabo dated January 18, 2004.
10.128	Notice of Termination of Structured Equity Line Flexible Financing Agreement dated March 24, 2004.
10.508	Form of Retention Letter Agreement between the Registrant and each of the Company’s Officers dated December 18, 2003.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.