Form 10-Q
period 2004-03-31
CYGNUS INC /DE/
filed 2004-05-13
CIK 870755

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2004

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

     As of May 10, 2004, there were 41,009,251 shares of the Registrant’s common stock outstanding.

CYGNUS, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Cygnus, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
Net product revenues	$46	$297
Contract revenues	—	51

Total revenues	46	348
Costs and expenses:
Costs of product revenues	116	1,793
Research and development	—	1,695
Sales, marketing, general and administrative	2,947	2,156

Total costs and expenses	3,063	5,644

Loss from operations	(3,017)	(5,296)
Interest and other income/(expense), net	67	42
Interest expense	(427)	(555)
Gain from Sankyo Pharma settlement	72	—
Gain on early retirement of Convertible Debentures	2,891	—

Loss before income taxes	(414)	(5,809)
Provision for income taxes	—	1

Net loss	$(414)	$(5,810)

Net loss per share, basic and diluted	$(0.01)	$(0.15)

Shares used in computation of amounts per share, basic and diluted	38,748	38,479

See accompanying notes.

Cygnus, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
( In thousands, except per share data )

	March 31,	December 31,
	2004	2003
	(unaudited)	(Note)
ASSETS:
Current assets:
Cash and cash equivalents	$16,812	$33,483
Inventory	41	62
Current portion of employee notes receivable	26	25
Other current assets	787	750

Total current assets	17,666	34,320
Equipment and improvements:
Manufacturing, office and laboratory equipment	11,880	11,908
Leasehold improvements	377	377

	12,257	12,285
Less accumulated depreciation and amortization	(9,447)	(9,080)

Net equipment and improvements	2,810	3,205
Long-term portion of employee notes receivable	14	15
Other assets	167	167

TOTAL ASSETS	$20,657	$37,707

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$655	$814
Accrued compensation	436	381
Other accrued liabilities	293	505
Current portion of Convertible Debentures	—	14,281
Current portion of capital lease obligations	54	74
Current portion of arbitration obligation	4,500	—

Total current liabilities	5,938	16,055
Long-term portion of arbitration obligation	7,000	11,500
Long-term portion of Convertible Debentures, net of discount of $709 in 2003	—	3,291
Other long-term liabilities	48	39
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value: 95,000 shares authorized; issued and outstanding:41,009 and 38,480 shares at March 31, 2004 and December 31, 2003, respectively	41	38
Additional paid-in capital	255,353	254,093
Accumulated deficit	(247,723)	(247,309)

Stockholders’ equity	7,671	6,822

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,657	$37,707

Note: The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Cygnus, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(414)	$(5,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	376	660
Loss on disposal of equipment	19	—
Amortization of deferred financing costs	282	359
Stock-based compensation	—	1
Accrued interest on Convertible Debentures	144	—
Gain on early retirement of Convertible Debentures	(2,891)	—
Changes in operating assets and liabilities:
Accounts receivable from Sankyo Pharma	—	(406)
Inventory	21	(771)
Other assets	(144)	(679)
Accounts payable and other accrued liabilities	(371)	(888)
Accrued compensation	55	(1,478)
Advances from Sankyo Pharma	—	(811)
Deferred revenues from Sankyo Pharma net of deferred costs of product shipments	—	1,072
Amount due to Sankyo Pharma	—	501
Arbitration obligation	—	(3,000)
Other long-term liabilities	9	—

Net cash used in operating activities	(2,914)	(11,250)

Cash flows from investing activities:
Capital expenditures	—	(52)
Purchases of investments	—	(800)
Sales of investments	—	800

Net cash used in investing activities	—	(52)

Cash flows from financing activities:
Issuance of common stock	13	—
Principal payment of Convertible Debentures	(13,750)	—
Payments of capital lease obligations	(20)	(18)

Net cash used in financing activities	(13,757)	(18)

Net decrease in cash and cash equivalents	(16,671)	(11,320)
Cash and cash equivalents at the beginning of the period	33,483	23,415

Cash and cash equivalents at the end of the period	$16,812	$12,095

Supplemental Cash Flow Data:
Value of stock issued in connection with early retirement of Convertible Debentures	$1,295	$—

See accompanying notes.

Cygnus, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation

     The interim condensed consolidated financial statements of Cygnus, Inc. and its subsidiaries (the “Company,” “Cygnus,” “us,” “we,” “our,” etc.) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted. The interim condensed consolidated financial statements reflect, in the opinion of Cygnus management, all normal and recurring adjustments that management believes necessary for a fair presentation of the financial position as of the reported dates and the results of operations for the respective periods presented. Interim financial results are not necessarily indicative of results for a full year. Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform with the current period presentation. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2003 included in our 2003 Annual Report on Form 10-K.

2. Financing Instruments

     Convertible Debentures

     On March 23, 2004, we entered into an Exchange Agreement with our debenture holders and retired all of our outstanding Convertible Debentures in exchange for an aggregate of $13.8 million in cash and 2.5 million shares of our common stock valued at $1.3 million. As of March 22, 2004, the principal and accrued interest on the Convertible Debentures totaled $18.4 million. As part of the early retirement of our Convertible Debentures and warrants to purchase our common stock that had been issued to the debenture holders, we also eliminated the remaining balances of our debt issuance costs and debt discount, which totaled $62,000 and $473,000, respectively, as of March 22, 2004. We recorded a non-cash gain of $2.9 million from the early retirement of our Convertible Debentures in the three months ended March 31, 2004. As part of the Exchange Agreement, we terminated the registration rights agreement associated with the Convertible Debentures and the security interests in our assets held by the debenture holders. The following table shows the calculation of this non-cash, net gain, in thousands.

Principal and accrued interest at March 22, 2004	$18,425
Less:
Cash paid on retirement	13,750
Shares issued on retirement at fair value	1,295
Write-off of debt issuance and discount costs	489

Net gain	$2,891

     Equity Line

     On March 24, 2004, we notified our counterparty that we were electing to terminate our remaining equity line agreement, which had a commitment period ending December 31, 2004.

3. Global Resolution with Sankyo Pharma

     On December 23, 2003, we entered into an Agreement for Global Resolution and Mutual Release of All Claims (“Global Resolution”) with Sankyo Pharma Inc. (“Sankyo Pharma”) that resolved and dismissed our pending litigation, and terminated our July 8, 2002 Sales, Marketing and Distribution Agreement and all other contractual arrangements. The Global Resolution provided for Sankyo Pharma to pay us $30.0 million and also specified that neither party owed any payments outstanding at the time of the Global Resolution to the other party, thus allowing us to write off certain liabilities and assets, resulting in a total net gain of $75.8 million in the three months ended December 31, 2003. Furthermore, Sankyo Pharma transferred title to us of more than 20,000 GlucoWatch G2® Biographers and more than 1.0 million AutoSensors that we had previously sold and shipped to them. Sankyo

Pharma is providing certain transition services related to distribution and customer services until the earlier of June 30, 2004 or when we notify Sankyo Pharma that they may discontinue such services, and we are entitled to receive 30% of all monies received from product sales during this transition period. The amount received in the three months ended March 31, 2004 was $72,000 and has been recorded as “Gain from Sankyo Pharma Settlement” in our statement of operations.

4. Significant Accounting Policies

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

     The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of FAS 123 to stock-based employee and director compensation (in thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
Net loss, as reported	$(414)	$(5,810)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(210)	(455)

Pro forma net loss	$(624)	$(6,265)

Net loss per share, basic and diluted, as reported	$(0.01)	$(0.15)
Pro forma net loss per share, basic and diluted	$(0.02)	$(0.16)

     For the three months ended March 31, 2004 and 2003, the estimated grant date fair value for stock options granted was $22,000 and $621,000, respectively. The fair value for the options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2004	2003
Risk-free interest rate	1.93%	2.93%
Volatility	1.65	0.89
Dividend yield	0	0
Expected life (years)	3.0	3.0

     Effective January 8, 2003, our Board of Directors suspended the Amended 1991 Employee Stock Purchase Plan, as last amended and restated February 12, 2002, because our stock had been delisted from trading on the Nasdaq National Market. Thus, no shares were purchased pursuant to the Employee Stock Purchase Plan during 2004 and 2003.

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

Revenue Recognition

     Product revenues are generated upon the sale of our GlucoWatch G2 Biographer and accessories in the United States and the United Kingdom. The GlucoWatch Biographer systems consist of two integrated parts: the durable Biographer and the disposable, single-use AutoSensor.

     Product sales are recorded when all of the following conditions have been met: product has been shipped, transfer of title has taken place, there is persuasive evidence of an arrangement, the price is fixed or determinable, and collection is reasonably assured. In fiscal year 2003, revenues in the United States generated from our shipments of product to Sankyo Pharma for resale under our now-terminated Sales, Marketing and Distribution Agreement were deferred until the product was sold by Sankyo Pharma to its third-party customers, because the net price of our product sales to Sankyo Pharma was subject to certain contractual pricing adjustments. Product revenues recorded by us for the first three calendar quarters of 2003 were net of these adjustments; however, product revenues recorded for the fourth quarter ended December 31, 2003 were not subject to such adjustments because our Sales, Marketing and Distribution Agreement with Sankyo Pharma had been terminated pursuant to the Global Resolution. Revenues generated from our shipments of sample and practice Biographers to Sankyo Pharma were recognized when all the above conditions were met, typically upon delivery of these products to Sankyo Pharma, as the sales of such products were not subject to future pricing adjustments. Product revenues for the three months ended March 31, 2004 have primarily been generated from the sale of our products in the United Kingdom.

     With regard to product sales that are made directly by us to third parties, from time to time we have allowed customers to return product for credit. In such instances, we deferred revenue until the return period expired. We offer a one-year warranty on our Biographer from the date of sale to the end-user customer. We accrue for estimated warranty costs and other allowances when the revenues from product sales are recognized. The warranty costs recorded to date have not been significant and are within historical estimates. We periodically assess the adequacy of our recorded warranty liability and adjust the amount as necessary.

     Our contract revenues relate to payments received pursuant to research grants and contracts. Revenues were recognized based on the performance requirements of the grant or contract and as reimbursable expenses were incurred.

Accounting for Impairment of Long-Lived Assets

     We review equipment and improvements and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount of the assets to the future net cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment is recognized and is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets, evaluated by considering the present value of future net cash flows. No impairment charges were recorded during the first three months of 2004. We do not anticipate using our production equipment in the near term. We have concluded that its current carrying amounts would be recoverable if we were to enter into a new sales, marketing and distribution agreement or other strategic alliance. We may also use this equipment in research and development efforts, if any. As a result, we have not recognized any impairment against these assets at March 31, 2004. We will continue to evaluate the realizable value of these assets, which may result in future adjustments.

Net Loss Per Share

     Basic and diluted net loss per share are computed using the weighted average number of shares of common stock outstanding. Shares issuable from stock options, warrants, and Convertible Debentures are excluded from the diluted loss per share computation, as their effect is anti-dilutive.

5. Inventory

     Inventory is stated at standard cost, adjusted to approximate the lower of actual cost (first-in, first-out method) or market, after appropriate consideration has been given to obsolescence and inventory in excess of anticipated future demand. Our inventory of $41,000 and $62,000 at March 31, 2004 and December 31, 2003, respectively, consists of finished goods for sale in the United Kingdom.

6. Arbitration Obligation

     As of March 31, 2004, we had $11.5 million in remaining arbitration obligation payments resulting from our 1997 arbitration with Sanofi, S.A., now Sanofi-Synthelabo. Of this $11.5 million, $4.5 million is due in February 2005, $4.0 million is due in February 2006, and $3.0 million is due in February 2007. We have also entered into Security Agreements granting Sanofi-Synthelabo a subordinate security interest in all of our assets, including our U.S. patents and patent applications then existing or thereafter arising, to secure our obligation under the Amendment to the Final Award.

7. Sale of Drug Delivery Business

     On December 15, 1999, we completed the sale of substantially all of our drug delivery business segment assets to Ortho-McNeil Pharmaceutical, Inc. (“Ortho-McNeil”). Under the terms of our agreement, Ortho-McNeil was subject to paying up to an additional $55.0 million in cash, contingent on the achievement of certain milestones. Of this $55.0 million, $20.0 million was not paid to us because certain Ortho-McNeil technical and regulatory accomplishments relating to the Ortho Evra® (Johnson & Johnson, New Brunswick, New Jersey) contraceptive patch were not met, and $34.6 million is under dispute. Both parties have retained outside legal counsel and, on February 23, 2004, we invoked the mediation provisions set forth in our Asset Purchase Agreement. Thereafter, the parties agreed to waive the mediation provisions and to enter into binding arbitration as set forth in our Asset Purchase Agreement and, on April 15, 2004, we provided notice of arbitration to Ortho-McNeil.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Some of the statements in this report, including in the documents incorporated by reference, are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions and other statements contained in this report, including in the documents incorporated by reference, that are not statements of historical fact. Forward-looking statements include but are not limited to statements about our ability to find a new sales, marketing and distribution partner or other strategic alliance, including but not limited to a merger with or acquisition by a third party; the capabilities and potential of the GlucoWatch G2 Biographer business; our ability to achieve market acceptance of the GlucoWatch G2 Biographer; our ability to manufacture the GlucoWatch G2 Biographer; our plans for other commercialization alliances; and the speed and potential results of the regulatory process. In some cases, you can identify these statements by words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continues,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions. We cannot guarantee future results, levels of activity, performance or achievements. Our actual results and the timing of certain events may differ significantly from the results and timing discussed in this report, including those under “Risk Factors” herein, as well as in the documents incorporated by reference. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

Overview

     We have developed and manufactured frequent, automatic and non-invasive glucose monitoring devices. Our devices are designed to provide more data to individuals and their physicians and enable them to make better-informed decisions on how to manage diabetes. We began the U.S. market launch of our first-generation GlucoWatch® Biographer on April 15, 2002. On March 21, 2002, the U.S. Food and Drug Administration (FDA) approved our second-generation product, the GlucoWatch G2® Biographer and, on September 16, 2002, this product was launched in the United States under our now-terminated Sales, Marketing and Distribution Agreement with Sankyo Pharma. On August 28, 2002, we received approval from the FDA of our supplemental pre-market approval (PMA) application for use of the GlucoWatch G2 Biographer by children and adolescents (ages 7 to 17). On December 4, 2003, we announced that the FDA approved our third-generation product. Compared with our second-generation product, this improved Biographer and AutoSensor system focuses on enhancing customer satisfaction and ease of use; however, it is not yet commercially available.

     We are currently seeking a new sales, marketing and distribution partner or other strategic alliance, and we are exploring the possibility of selling the company to a third party. Our Biographer products have not yet been widely accepted by the market due, we believe, to a combination of factors, including adoption barriers for new technology, the need for a paradigm shift in the management of diabetes, lack of widespread medical reimbursement, and the pricing and performance characteristics of the device. We do not have the resources or infrastructure to perform the full range of functions necessary to successfully market and sell our products. Our products require a sizeable sales force to create product awareness and provide education to health care professionals and end user customers, a managed care sales force to work with national and regional health plans to secure medical reimbursement, significant advertising and promotional resources, a variety of customer support and education programs, a technical support group, logistics and distribution expertise and personnel, and marketing management resources and personnel. Thus, we must obtain a sales, marketing and distribution partner or other strategic alliance, including but not limited to a merger with or acquisition by a third party, if we are to continue to sell our products. We are not currently manufacturing our G2 Biographer or our third-generation product and are not conducting research and development on new products at this time. In the event that we are unsuccessful in our efforts and our product sales do not significantly increase, we may need to liquidate the company or sell some or all of its assets.

     On February 23, 2004, we invoked the mediation provisions set forth in our Asset Purchase Agreement with Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson company, regarding $34.6 million in disputed milestone payments relating to the 1999 sale of substantially all our drug delivery business to Ortho-McNeil. Thereafter, the parties agreed to waive the mediation provisions and to enter into binding arbitration as set forth in our Asset Purchase Agreement and, on April 15, 2004, we provided notice of arbitration to Ortho-McNeil.

     On March 23, 2004, we entered into an Exchange Agreement with our debenture holders and retired all of our outstanding Convertible Debentures in exchange for an aggregate of $13.8 million in cash and 2.5 million shares of our common stock valued at $1.3 million. As of March 22, 2004, the principal and accrued interest on the Convertible Debentures totaled $18.4 million. As a result of this exchange, we recorded a non-cash gain of $2.9 million from the early retirement of our Convertible Debentures in the three months ended March 31, 2004. Although this exchange significantly reduced our liquidity in the near term, we will benefit over the course of the repayment period because we were able to retire the debentures at less than face value. In connection with the exchange, we also canceled all outstanding warrants to purchase our common stock that had been issued to the debenture holders and terminated the registration rights agreement associated with the Convertible Debentures. Additionally, the security interests in our assets held by the debenture holders have been terminated.

     On March 24, 2004, we notified our counterparty that we were electing to terminate our remaining equity line agreement, which had a commitment period ending December 31, 2004, in light of the fact that we do not believe we would have been able to draw on this facility anytime in the foreseeable future. We had not utilized any portion of this equity line. Because we did not expect to be able to draw on this facility, as a practical matter, we do not expect our termination of this equity line to have any impact on our liquidity.

     On April 1, 2004, as a result of our Exchange Agreement and retirement of all of our Convertible Debentures and related warrants, we filed a post-effective amendment to our related stock registration statement to remove from registration all of the shares of common stock issuable upon conversion of our Convertible Debentures or upon exercise of the warrants that remained unsold under the registration statement.

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

     Revenue Recognition

     Product revenues are generated upon the sale of our GlucoWatch G2 Biographer and accessories in the United States and the United Kingdom. The GlucoWatch Biographer systems consist of two integrated parts: the durable Biographer and the disposable, single-use AutoSensor. We do not expect any significant product revenues in 2004 unless we obtain a sales, marketing and distribution partner or other strategic alliance.

     Product sales are recorded when all of the following conditions have been met: product has been shipped, transfer of title has taken place, there is persuasive evidence of an arrangement, the price is fixed or determinable, and collection is reasonably assured. In fiscal year 2003, revenues in the United States generated from our shipments of product to Sankyo Pharma for resale under our now-terminated Sales, Marketing and Distribution Agreement were deferred until the product was sold by Sankyo Pharma to its third-party customers, because the net price of our product sales to Sankyo Pharma was subject to certain contractual pricing adjustments. Product revenues recorded by us for the first three calendar quarters of 2003 were net of these adjustments; however, product revenues recorded for the fourth quarter ended December 31, 2003 were not subject to such adjustments because our Sales, Marketing and Distribution Agreement with Sankyo Pharma had been terminated pursuant to the Global Resolution. Revenues generated from our shipments of sample and practice Biographers to Sankyo Pharma were recognized when all the above conditions were met, typically upon delivery of these products to Sankyo Pharma, as the sales of such products were not subject to future pricing adjustments. Product revenues for the three months ended March 31, 2004 have primarily been generated from the sale of our products in the United Kingdom.

     With regard to product sales that are made directly by us to third parties, from time to time we have allowed customers to return product for credit. In such instances, we deferred revenue until the return period expired. We accrue for estimated warranty costs and other allowances when the revenues from product sales are recognized. The warranty expenses recorded to date have not been significant and are within historical estimates.

     Our contract revenues relate to payments received pursuant to research grants and contracts. Revenues were recognized based on the performance requirements of the grant or contract and as reimbursable expenses were incurred. We currently are not performing work under any SBIR grant or contract, and thus do not expect any contract revenues in the near future.

     Inventory Valuation

     Inventory is stated at standard cost, adjusted to approximate the lower of actual cost (first-in, first-out method) or market, after appropriate consideration has been given to obsolescence and inventory in excess of anticipated future demand. Our inventory of $41,000 and $62,000 at March 31, 2004 and December 31, 2003, respectively, consists of finished goods for sale in the United Kingdom.

     Impairment of Long-Lived Assets

     We review equipment and improvements and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount of the assets to the future net cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment is recognized and is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets, evaluated by considering the present value of future net cash flows. No impairment charges were recorded in the three months ended March 31, 2004. We do not anticipate using our production equipment in the near term. We have concluded that its current carrying amounts would be recoverable if we were to enter into a new sales, marketing and distribution agreement or other strategic alliance. We may also use this equipment in research and development efforts, if any. As a result, we have not recognized any impairment against these assets at March 31, 2004. We will continue to evaluate the realizable value of these assets, which may result in future adjustments.

Results of Operations

     Our results of operations have fluctuated from period to period and are expected to continue to fluctuate in the future based upon the progress and ultimate outcome of our attempts to secure alternative strategic options (including, but not limited to, a merger with or acquisition by a third party), the demand for our products, product revenues and our costs of product revenues, as well as the level of our expenses during any given period. Historical results should not be viewed as indicative of future operating results. We are also subject to risks common to companies in our industry and in our current position, including risks inherent in our need to find a sales, marketing and distribution partner or other strategic alliance for the sales, marketing and distribution of our products in the United States; enforcement of our patents and proprietary rights; need for future capital, particularly in light of our stock currently being listed on the OTC Bulletin Board; potential competition; and uncertainty of future regulatory approvals. We have experienced operating losses since our inception, and we expect to continue to incur operating losses in 2004. At March 31, 2004, our accumulated deficit and our stockholders’ equity were $247.7 million and $7.7 million, respectively.

Comparison for the Three Months Ended March 31, 2004 and 2003

     Net product revenues for the three months ended March 31, 2004 were $46,000, compared to $297,000 for the three months ended March 31, 2003. Substantially all of our net product revenues recognized for the three months ended March 31, 2004 resulted from sales of our GlucoWatch G2 Biographers in the United Kingdom; however, our net product revenues for the three months ended March 31, 2003 included revenues recognized from U.S. sales of our products to Sankyo Pharma under our now-terminated Sales, Marketing and Distribution Agreement. We do not expect any significant product revenues in 2004 unless we secure a sales, marketing and distribution partner or other strategic alliance.

     Contract revenues for the three months ended March 31, 2004 were $0, compared to $51,000 for the three months ended March 31, 2003. Contract revenues for the three months ended March 31, 2003 included revenues related to our NIH SBIR Phase II grant, and revenues were recognized as research activities were performed. We currently are not performing work under any SBIR grants or contracts, and thus do not expect any contract revenues in the near future.

     Costs of product revenues for the three months ended March 31, 2004 were $116,000, compared to $1.8 million for the three months ended March 31, 2003. This decrease is a result of our reduced product revenues and suspension of our manufacturing efforts while we seek to obtain a sales, marketing and distribution partner or other strategic alliance. Costs of product revenues for the three months ended March 31, 2004 and 2003 included material, labor, and other product costs associated with manufacturing our products. Costs of product revenues for the three months ended March 31, 2004 also included a charge of $95,000 pursuant to our $150,000 minimum royalties payable to the University of California for the year 2004. This $95,000 included a $70,000 charge that we do not expect to be covered by product margins in the remaining three fiscal quarters of 2004. It is estimated that the balance of our minimum royalties for 2004 will be covered by margins generated in these quarters. Costs of product revenues for the three months ended March 31, 2003 also included underabsorbed indirect overhead associated with building up our manufacturing capacity to meet then-expected future volumes. We expect our costs of product revenues to be minimal in 2004 unless we secure a sales, marketing and distribution partner or other strategic alliance.

     Research and development expenses for the three months ended March 31, 2004 were $0, compared to $1.7 million for the three months ended March 31, 2003. We have discontinued our research and development efforts and do not foresee commencing such activities until we secure a sales, marketing and distribution partner or other strategic alliance. For the three months ended March 31, 2003, research and development expenses included costs for scientific and product development personnel, material used in the development and validation of high capacity manufacturing processes, consultants, clinical trials, supplies, maintenance of our quality system, and depreciation of equipment used in research and product development.

     Sales, marketing, general and administrative expenses for the three months ended March 31, 2004 were $2.9 million, compared to $2.2 million for the three months ended March 31, 2003. This increase is a result of maintaining personnel and capacity to resume manufacturing and research and development efforts in the future if we are successful in obtaining a sales, marketing and distribution partner or other strategic alliance. We do not expect any significant changes in these expenses unless we secure such a partner or alliance.

     Interest and other income/(expense), net for the three months ended March 31, 2004 was $67,000, compared to $42,000 for the three months ended March 31, 2003. Although the yields were slightly lower for the three months ended March 31, 2004, our average cash balance was higher for the current period when compared to the three months ended March 31, 2003.

     Interest expense for the three months ended March 31, 2004 was $427,000, compared to $555,000 for the three months ended March 31, 2003. Included in interest expense for the three months ended March 31, 2004 and 2003 was the interest accrued on our Convertible Debentures and the amortization of the value of the warrants issued in connection with financing agreements. Interest expense decreased for the three months ended March 31, 2004 as a result of the lower principal balance on our Convertible Debentures during the period and the retirement of this debt on March 23, 2004.

     Gain from Sankyo Pharma settlement for the three months ended March 31, 2004 was $72,000. During the transition period in which Sankyo Pharma provides certain distribution and customer services, we are entitled to 30% of all monies received for products sold by Sankyo Pharma. Amounts received are recorded as additional “Gain from Sankyo Pharma settlement” in our statement of operations. This transition period ends on the earlier of June 30, 2004 or when we notify Sankyo Pharma that they may discontinue such services.

     Gain on early retirement of Convertible Debentures for the three months ended March 31, 2004 was $2.9 million. The following table shows the calculation of this non-cash, net gain, in thousands:

Principal and accrued interest at March 22, 2004	$18,425
Less:
Cash paid on retirement	13,750
Shares issued on retirement at fair value	1,295
Write-off of debt issuance and discount costs	489

Net gain	$2,891

Liquidity and Capital Resources

     As of March 31, 2004, our cash, cash equivalents and investments totaled $16.8 million.

     Net cash used in operating activities for the three months ended March 31, 2004 was $2.9 million, compared to net cash used in operating activities of $11.3 million for the three months ended March 31, 2003. Cash used in operating activities for the three months ended March 31, 2004 was primarily due to the net loss from operations of $414,000, which included a non-cash gain of $2.9 million from the early retirement of our Convertible Debentures. Cash used in operating activities for the three months ended March 31, 2003 was primarily due to a net loss of $5.8 million and our $3.0 million arbitration obligation payment to Sanofi-Synthelabo.

     Net cash used in investing activities for the three months ended March 31, 2004 was $0. Net cash used in investing activities of $52,000 for the three months ended March 31, 2003 resulted from capital expenditures.

     Net cash used in financing activities totaled $13.8 million for the three months ended March 31, 2004, substantially all of which resulted from the retirement of our Convertible Debentures. Net cash used in financing activities totaled $18,000 for the three months ended March 31, 2003.

     As of March 31, 2004, our contractual obligations for the next seven years were as follows (in thousands, except for note (1)):

		Less than
	Total	1 year	1-3 years	3-7 years

Capital lease obligations	$59	$59	$—	$—
Operating lease obligation	4,499	840	1,745	1,914
Arbitration obligation (Sanofi-Synthelabo)	11,500	4,500	7,000	—
University of California minimum royalties(1)	1,350	150	400	800
Other purchase obligations	540	240	300	—

Total	$17,948	$5,789	$9,445	$2,714

(1)These payments are due under our Exclusive License Agreement, effective January 31, 1995, as amended, and they terminate upon expiration of the last-to-expire patent licensed under this agreement. This expiration date is January 18, 2011. Of the $150,000 due in less than one year, $95,000 has been accrued as of March 31, 2004.

     The level of cash used in operating activities during previous periods is not necessarily indicative of the level of future cash usage. Our long-term cash and capital expenditure requirements will depend upon numerous factors including but not limited to (i) costs associated with seeking and obtaining a sales, marketing and distribution partner or other strategic alliance, (ii) the time required to obtain any regulatory approvals, (iii) additional expenditures to support the manufacture of new products, including conversion of existing G2 Biographers into third-generation Biographers, (iv) the progress of our research and development programs, if any, and (v) possible expansion into new markets.

     As of March 31, 2004, we had existing cash, cash equivalents and investments of $16.8 million. However, we have incurred significant net operating losses since our inception, including a loss from operations of $3.0 million for the three months ended March 31, 2004. We have incurred negative cash flows from operations since our inception. At March 31, 2004, our accumulated deficit was $247.7 million and our stockholders’ equity was $7.7 million.

     As of March 31, 2004, based upon current expectations for operating losses and projected short-term expenditures, we believe that existing cash, cash equivalents, and investments of $16.8 million will be sufficient to meet our existing operating expenses, contractual obligations, and capital expenditure requirements, if any, at least through March 31, 2005. Although there has been a substantial reduction in our headcount, suspension of manufacturing and related reduction in costs of product revenues and research and development activities, and other cost-cutting measures, we also expect to receive very little cash from future product revenues without first obtaining a sales, marketing and distribution partner or other strategic alliance. There can be no assurance that we will not require further financing and, if we do, that such financing will be available.

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

     Under our now-terminated Sales, Marketing and Distribution Agreement with Sankyo Pharma, we were totally dependent upon Sankyo Pharma for the sales, marketing and distribution of our products in the United States. Sankyo Pharma is providing certain transition services related to distribution and customer services for us; however, such services will cease on the earlier of June 30, 2004 or when we notify Sankyo Pharma that they may discontinue such services. Despite such transition services, we do not believe we will be able to generate additional cash from product sales in any significant amounts in the near term, since there are no current sales and marketing activities relating to our products.

     We do not have the cash resources or infrastructure to perform sales, marketing and distribution functions ourselves. Under our current situation, we must conserve and generate cash to finance our operations. Our ability to continue as a going concern beyond March 31, 2005 is dependent on our ability to generate sufficient cash flow to fund our operations and meet our debt and other obligations on a timely basis and to continue to keep our expenses as low as possible. There is no certainty, however, that we will be able to generate sufficient cash or to keep our expenses low enough.

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

     As of March 31, 2004, we had total liabilities of $13.0 million, of which $5.9 million were current liabilities. We owe $11.5 million to Sanofi-Synthelabo, payable from February 2005 to February 2007, and $4.5 million of this amount is included in current liabilities. Our ability to meet our obligations and other liabilities depends upon our future performance, which will depend upon financial, business and other factors, many of which are beyond our control. We may fail to generate sufficient cash flows in the future to cover our fixed charges or to satisfy our obligations. Historically, we have experienced significant negative cash flows from operations. If we cannot generate sufficient cash flows in the future to cover our fixed charges or to permit us to satisfy our obligations, we may need to sell equity securities or sell all or a portion of our assets. We may not successfully complete any of these courses of action. In the event of insolvency, bankruptcy, liquidation, reorganization, dissolution or winding-up of our business or upon default or acceleration related to our obligations, our assets would first be available to pay the amounts due under our obligations. Holders of our common stock would only receive any assets remaining after satisfaction in full of all obligations and preferred stock liquidation preferences, if any.

     We have historically incurred substantial losses, have a history of operating losses, and have an accumulated deficit. We expect continued operating losses.

     We had a net loss of $414,000 for the three months ended March 31, 2004. At March 31, 2004, our accumulated deficit and stockholders’ equity were $247.7 million and $7.7 million, respectively. We have experienced operating losses since our inception, and we expect to continue to incur operating losses at least until we have significant product sales, if we ever do. We may fail in our efforts to find a sales, marketing and distribution partner or alternative strategic alliance. Our products may never gain market acceptance, and we may never generate significant revenues or achieve profitability.

     We have recently experienced a significant reduction in our workforce, which has had a material impact on our ability to manufacture our products and conduct research and development on future products.

     On October 9, 2003, we announced a reduction in force of approximately 60% of our workforce and, as of March 31, 2004, we had 25 employees. Because of the magnitude of the workforce reductions, these layoffs have had a material adverse impact on our ability to manufacture our products and our ability to conduct research and development and to expand our operations in the future to meet the needs of our customers. As a result of this reduction in force, we are not currently producing any products and our manufacturing and research and development operations have been suspended. Additionally, if we were to secure a sales, marketing and distribution partner or other strategic alliance, we would need to hire new employees or seek to rehire former employees to regain core competencies in manufacturing and research and development. We may fail in our efforts to hire such employees or to regain the level of expertise that we possessed prior to our reductions in force.

     If we are to recommence manufacturing, we may not be able to do so in a timely or cost-effective manner and also may not be able to obtain the necessary Biographer and AutoSensor components from third-party suppliers.

     Prior to suspension of our manufacturing, we had very limited medical device manufacturing experience and depended on third-party suppliers for the manufacturing of our Biographer and AutoSensor components. We were responsible for manufacturing the GlucoWatch Biographer and we contracted with a third party, Corium International, Inc. to manufacture our AutoSensors. Thus, we were dependent upon Corium International for such manufacturing. Our products must be manufactured in compliance with regulatory requirements, in a timely manner and in sufficient quantities, while maintaining product performance and quality and a commercially feasible cost of manufacturing. Given the current suspension of manufacturing, it will take time and extra resources if we are to recommence such manufacturing. Furthermore, we may encounter additional problems if we commence commercial manufacturing of our third-generation product, as we have not manufactured this product in large quantities. Alternatively, we may decide to convert existing G2 Biographers into third-generation Biographers, but we may not be successful in our attempts to do so.

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

     To date, our products have not been widely accepted by the market, and there is substantial uncertainty relating to product availability, warranty fulfillment, and the like.

     We have focused our efforts on a line of frequent, automatic and non-invasive glucose monitoring devices based on novel technologies. To date, the market has not widely accepted our continuous-type monitoring products that measure glucose from interstitial fluid, perhaps because our products are different from the established blood glucose episodic monitors commercially available and also require additional workload and training. In addition, because our products are based on novel technologies, there can be no assurance that unforeseen problems will not develop with these technologies or that we will be able to successfully address technological challenges that we may encounter.

     Given the uncertainty of a new sales, marketing and distribution partner or other strategic alliance, physicians may be hesitant to prescribe our products for their patients and patients may be reluctant to buy our products. Our financial situation has already caused substantial uncertainty relating to product availability, warranty fulfillment, and the like.

     If patients do not receive reimbursement from third-party health care payors, we may be unsuccessful in selling our products to a broad range of customers, and we ourselves do not have the capabilities to seek reimbursement for our products.

     Successful commercialization of our products will depend in large part on whether patients who purchase our products will be reimbursed for the expense by third-party payors, which include private insurance plans, Medicare, Medicaid and other federal health care programs. Currently, our products do not have widespread reimbursement. Third-payor reimbursement for our products are occurring on a plan-by-plan and often case-by-case basis. There can be no assurance that such reimbursement will be available in a sufficient time frame, or at all. To obtain such reimbursement, we will need to have a partner who has substantial expertise and resources in managed care so as to work with third-party health care payor organizations to obtain broad reimbursement coverage. We do not have the resources, expertise or infrastructure to perform such functions ourselves. Third-party payors, including federal health care programs and managed care and other private insurance plans, are increasingly seeking to contain health care costs by limiting the coverage of, and the amount of reimbursement for, new diagnostic products. As a result, adequate levels of reimbursement may not be available for patients, many of whom may therefore not purchase our products. If meaningful reimbursement from third-party payors is not available, or if the process of obtaining such reimbursement takes too long, we may not be able to achieve a level of market acceptance of our products, and we may not be able to maintain price levels sufficient to realize an adequate return on our investment.

     Our product pipeline is severely limited, so the failure of the market to accept our glucose monitoring products could result in the failure of our entire business.

     We are exclusively focused on a line of frequent, automatic and non-invasive glucose monitoring devices. To be successful, we will need to continue to develop glucose monitoring products that address the needs of people with diabetes; however, in light of our recent reduction in force and expenses associated with product research and development, our ability to produce new products has been materially impaired. Our third-generation product has been approved by the FDA, but we currently cannot make plans for its commercialization or for converting our G2 Biographers to third-generation products unless we obtain a sales, marketing and distribution partner or other strategic alliance. Furthermore, without additional resources, we are not currently able to work on developing future glucose monitoring products.

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

     There are numerous risks and uncertainties that we face with respect to our patents and other proprietary rights. Currently, some pending patent applications in the United States are maintained in secrecy until issuance, and publication of discoveries in the scientific or patent literature tends to lag behind actual discovery by several months. Thus, we may not have been the first to file patent applications on our inventions. Our patent applications may not issue into any patents. Once granted, the claims of any issued patents may not afford meaningful protection for our technologies or products. In addition, patents issued to us or our licensors may not provide competitive advantages for our products or may be challenged by our competitors and subsequently narrowed, invalidated or circumvented. Competitors may also independently develop similar or alternative technologies or duplicate any of our technologies.

     Litigation, interference proceedings, oppositions, re-examinations, or other proceedings that we may become involved in with respect to our proprietary technologies could result in substantial cost to us. Patent litigation is widespread in our industry, and any patent litigation could harm our business. Costly litigation might be necessary to protect our proprietary rights, and we may not have the required resources to pursue such litigation or to protect our rights. An adverse outcome in litigation with respect to the validity of any of our patents could subject us to significant liabilities to third parties, divert the attention of management and technical personnel from other business concerns, require disputed rights to be licensed to or from third parties or require us to cease using a product or technology or lose our exclusive rights with respect to such technology.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The Company has no material changes to the disclosure made on this matter in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures.

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

     b) Changes in internal controls. No change in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred in the three months ended March 31, 2004 has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     On December 15, 1999, we completed the sale of substantially all of our drug delivery business segment assets to Ortho-McNeil Pharmaceutical, Inc. (“Ortho-McNeil”). Under the terms of our agreement, Ortho-McNeil was subject to paying up to an additional $55.0 million in cash, contingent on the achievement of certain milestones. Of this $55.0 million, $20.0 million was not paid to us because certain Ortho-McNeil technical and regulatory accomplishments relating to the Ortho Evra® (Johnson & Johnson, New Brunswick, New Jersey) contraceptive patch were not met, and $34.6 million is under dispute. Both parties have retained outside legal counsel and, on February 23, 2004, we invoked the mediation provisions set forth in our Asset Purchase Agreement. Thereafter, the parties agreed to waive the mediation provisions and to enter into binding arbitration as set forth in our Asset Purchase Agreement and, on April 15, 2004, we provided notice of arbitration to Ortho-McNeil.

Item 6. Exhibits and Reports on Form 8-K.

a)	Exhibits

The following exhibits are filed herewith or incorporated by reference:

3.01	Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.01 of the Registrant’s Form 10-Q for the three months ended June 30, 2002.

3.02	Restated Articles of Incorporation of the Registrant, as amended to date, incorporated by reference to Exhibit 3.02 of the Registrant’s Form 10-Q for the three months ended June 30, 2002.

4.01	Specimen of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 33-38363) filed on December 21, 1990.

4.02	Reserved.

4.03	Reserved.

4.04	Registration Rights Agreement dated June 29, 1999 between the Registrant and the listed Investors on Schedule I thereto, incorporated by reference to Exhibit 4.12 of the Registrant’s Form 10-Q for the three months ended June 30, 1999.

4.05	Registration Rights Agreement dated October 1, 2001 between the Registrant and Cripple Creek Securities, LLC, incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 (File No. 333-71524) filed on October 12, 2001.

10.126	Grant of Security Interest (Patents) between the Registrant and Sanofi-Synthelabo dated January 18, 2004, incorporated by reference to Exhibit 10.126 of the Registrant’s Form 10-K for the period ending December 31, 2003.

10.127	Exchange Agreement between the Registrant and the debenture holders dated March 23, 2004, incorporated by reference to Exhibit 99.2 of the Registrant’s Form 8-K filed March 25, 2004.

10.128	Notice of Termination of Structured Equity Line Flexible Financing Agreement dated March 24, 2004, incorporated by reference to Exhibit 10.128 of the Registrant’s Form 10-K for the period ending December 31, 2004.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Current Reports on Form 8-K

          The following Current Report on Form 8-K was filed in the three months ended March 31, 2004:

     On March 25, 2004, we filed a Current Report on Form 8-K, reporting under Item 5 that the Company retired all of its outstanding Convertible Debentures pursuant to an Exchange Agreement with our debenture holders.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYGNUS, INC.

Date: May 13, 2004	By:	/s/ John C Hodgman

John C Hodgman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2004	By:	/s/ Craig W. Carlson

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