Form 10-Q
period 2004-06-30
CYGNUS INC /DE/
filed 2004-08-13
CIK 870755

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2004

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
Yes ☐ No ☒

     As of August 10, 2004, there were 41,009,251 shares of the Registrant’s common stock outstanding.

CYGNUS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Cygnus, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Net product revenues	$47	$438	$93	$735
Contract revenues	—	101	—	152

Total revenues	47	539	93	887
Costs and expenses:
Costs of product revenues	47	3,271	163	5,064
Research and development	—	1,561	—	3,256
Sales, marketing, general and administrative	2,516	1,978	5,463	4,134

Total costs and expenses	2,563	6,810	5,626	12,454

Loss from operations	(2,516)	(6,271)	(5,533)	(11,567)
Interest and other income/(expense), net	31	36	98	78
Interest expense	(1)	(557)	(428)	(1,112)
Gain from Sankyo Pharma settlement	60	—	132	—
Gain on early retirement of Convertible Debentures	—	—	2,891	—

Loss before income taxes	(2,426)	(6,792)	(2,840)	(12,601)
Provision for income taxes	—	1	—	2

Net loss	$(2,426)	$(6,793)	$(2,840)	$(12,603)

Net loss per share, basic and diluted	$(0.06)	$(0.18)	$(0.07)	$(0.33)

Shares used in computation of amounts per share, basic and diluted	41,009	38,479	39,879	38,479

See accompanying notes.

Cygnus, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
( In thousands, except per share data )

	June 30,	December 31,
	2004	2003
	(unaudited)	(Note)
ASSETS:
Current assets:
Cash and cash equivalents	$14,544	$33,483
Inventory	22	62
Current portion of employee notes receivable	—	25
Other current assets	668	750

Total current assets	15,234	34,320
Equipment and improvements:
Manufacturing, office and laboratory equipment	11,176	11,908
Leasehold improvements	295	377

	11,471	12,285
Less accumulated depreciation and amortization	(9,042)	(9,080)

Net equipment and improvements	2,429	3,205
Long-term portion of employee notes receivable	—	15
Other assets	167	167

TOTAL ASSETS	$17,830	$37,707

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$479	$814
Accrued compensation	303	381
Other accrued liabilities	213	505
Current portion of Convertible Debentures	—	14,281
Current portion of capital lease obligations	34	74
Current portion of arbitration obligation	4,500	—

Total current liabilities	5,529	16,055
Long-term portion of arbitration obligation	7,000	11,500
Long-term portion of Convertible Debentures, net of discount of $709 in 2003	—	3,291
Other long-term liabilities	56	39
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value: 95,000 shares authorized; issued and outstanding: 41,009 and 38,480 shares at June 30, 2004 and December 31, 2003, respectively	41	38
Additional paid-in capital	255,353	254,093
Accumulated deficit	(250,149)	(247,309)

Stockholders’ equity	5,245	6,822

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,830	$37,707

Note: The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Cygnus, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,840)	$(12,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	748	1,094
Loss on disposal of equipment	28	—
Amortization of deferred financing costs	282	717
Stock-based compensation	—	1
Employee notes receivable	40	46
Accrued interest on Convertible Debentures	144	—
Gain on early retirement of Convertible Debentures	(2,891)	—
Changes in operating assets and liabilities:
Accounts receivable from Sankyo Pharma	—	252
Inventory	40	(792)
Other assets	(25)	(1,214)
Accounts payable and other accrued liabilities	(627)	380
Accrued compensation	(78)	(1,251)
Advances from Sankyo Pharma	—	1,034
Deferred revenues from Sankyo Pharma net of deferred costs of product shipments	—	260
Amount due to Sankyo Pharma	—	1,352
Arbitration obligation	—	(3,000)
Other long-term liabilities	17	10

Net cash used in operating activities	(5,162)	(13,714)

Cash flows from investing activities:
Capital expenditures	—	(56)
Purchases of investments	—	(800)
Sales of investments	—	3,200

Net cash provided by investing activities	—	2,344

Cash flows from financing activities:
Issuance of common stock	13	1
Principal payment of Convertible Debentures	(13,750)	(2,000)
Payments of capital lease obligations	(40)	(37)

Net cash used in financing activities	(13,777)	(2,036)

Net decrease in cash and cash equivalents	(18,939)	(13,406)
Cash and cash equivalents at the beginning of the period	33,483	23,415

Cash and cash equivalents at the end of the period	$14,544	$10,009

Supplemental Cash Flow Data:
Value of stock issued in connection with early retirement of Convertible Debentures	$1,295	$—

See accompanying notes.

Cygnus, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation

     The interim condensed consolidated financial statements of Cygnus, Inc. and its subsidiaries (the “Company,” “Cygnus,” “us,” “we,” “our,” etc.) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted. The interim condensed consolidated financial statements reflect in the opinion of Cygnus management all adjustments, consisting only of normal and recurring adjustments, that management believes necessary for a fair presentation of the financial position as of the reported dates and the results of operations for the respective periods presented. Interim financial results are not necessarily indicative of results for a full year. Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform with the current period presentation. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2003 included in our 2003 Annual Report on Form 10-K.

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

     On May 13, 2004, we accelerated the vesting of all employee stock options with exercise prices in excess of the then-current market price. The vesting of a total of 1.2 million stock options with a weighted average exercise price of $1.36 was accelerated. We did not record any compensation expense associated with this acceleration of options because the intrinsic value of the options at the date of acceleration was not in excess of the original intrinsic value of the options.

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

     The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of FAS 123 to stock-based employee and director compensation (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss, as reported	$(2,426)	$(6,793)	$(2,840)	$(12,603)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	$(465)	$(212)	$(675)	$(667)

Pro forma net loss	$(2,891)	$(7,005)	$(3,515)	$(13,270)

Net loss per share, basic and diluted, as reported	$(0.06)	$(0.18)	$(0.07)	$(0.33)
Pro forma net loss per share, basic and diluted	$(0.07)	$(0.18)	$(0.09)	$(0.34)

     Due to the acceleration of the vesting of employee stock options with exercise prices in excess of the then-current market price, we recorded an additional pro forma expense of $352,000 for the three and six months ended June 30, 2004, which is included in the $465,000 and $675,000, respectively, of the stock-based employee compensation expenses shown in the table above.

     For the three months ended June 30, 2004 and 2003, the weighted average grant date fair value per share for stock options granted during these periods was $0.21 and $0.35, respectively. For the six months ended June 30, 2004 and 2003, the weighted average grant date fair value per share for stock options granted during these periods was $0.30 and $0.23, respectively. The fair value for the options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2004	2003	2004	2003
Risk-free interest rate	2.64%	2.79%	2.35%	2.93%
Volatility	1.69	0.91	1.68	0.89
Dividend yield	0	0	0	0
Expected life (years)	2	5	2	3

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

Revenue Recognition

     Product revenues are generated upon the sale of our GlucoWatch G2® Biographer and accessories in the United States and the United Kingdom. The GlucoWatch® Biographer systems consist of two integrated parts: the durable Biographer and the disposable, single-use AutoSensor.

     Product sales are recorded when all of the following conditions have been met: product has been shipped, transfer of title has taken place, there is persuasive evidence of an arrangement, the price is fixed or determinable, and collection is reasonably assured. In fiscal year 2003, revenues in the United States generated from our shipments of product to Sankyo Pharma for resale under our now-terminated Sales, Marketing and Distribution Agreement were deferred until the product was sold by Sankyo Pharma to its third-party customers, because the net price of our product sales to Sankyo Pharma was subject to certain contractual pricing adjustments. Product revenues recorded by us for the first three calendar quarters of 2003 were net of these adjustments; however, product revenues recorded for the fourth quarter ended December 31, 2003 were not subject to such adjustments because our Sales, Marketing and Distribution Agreement with Sankyo Pharma had been terminated pursuant to the Global Resolution. Revenues generated from our shipments of sample and practice Biographers to Sankyo Pharma were recognized when all the above conditions were met, typically upon delivery of these products to Sankyo Pharma, as the sales of such products were not subject to future pricing adjustments. Product revenues for the three and six months ended June 30, 2004 have primarily been generated from the sale of our products in the United Kingdom.

     With regard to product sales that are made directly by us to third parties, from time to time, we have allowed customers to return product for credit. In such instances, we deferred revenue until the return period expired. We offer a one-year warranty on our Biographer from the date of sale to the end-user customer. We accrue for estimated warranty costs and other allowances when the revenues from product sales are recognized. The warranty costs recorded to date have not been significant and are within historical estimates. We periodically assess the adequacy of our recorded warranty liability and adjust the amount as necessary.

     Our contract revenues relate to payments received pursuant to research grants and contracts. Revenues were recognized based on the performance requirements of the grant or contract and as reimbursable expenses were incurred.

Accounting for Impairment of Long-Lived Assets

     We review equipment and improvements and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount of the assets to the future net cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment is recognized and is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets, evaluated by considering the present value of future net cash flows. No impairment charges were recorded during the first six months of 2004. We do not anticipate using our production equipment in the near term. We have concluded that its current carrying amounts would be recoverable if we were to enter into a strategic alliance. We may also use this equipment in research and development efforts, if any. As a result, we have not recognized any impairment against these assets at June 30, 2004. We will continue to evaluate the realizable value of these assets, which may result in future adjustments.

Net Loss Per Share

     Basic and diluted net loss per share are computed using the weighted average number of shares of common stock outstanding. Shares issuable from any stock options, warrants, and Convertible Debentures are excluded from the diluted loss per share computation, as their effect is anti-dilutive.

3. Financing Instruments

     Convertible Debentures

     On March 23, 2004, we entered into an Exchange Agreement with our debenture holders and retired all of our outstanding Convertible Debentures in exchange for an aggregate of $13.8 million in cash and 2.5 million shares of our common stock valued at $1.3 million. As of March 22, 2004, the principal and accrued interest on the Convertible Debentures totaled $18.4 million. As part of the early retirement of our Convertible Debentures and warrants to purchase our common stock that had been issued to the debenture holders, we also eliminated the remaining balances of our debt issuance costs and debt discount. We recorded a non-cash net gain of $2.9 million from the early retirement of our Convertible Debentures in the six months ended June 30, 2004. As part of the Exchange Agreement, we terminated the registration rights agreement associated with the Convertible Debentures and the security interests in our assets held by the debenture holders. The following table shows the calculation of this non-cash net gain, in thousands.

Accrued principal and interest at March 22, 2004	$18,425
Less:
Cash paid on retirement	13,750
Valuation of shares issued on retirement	1,295
Write-off of debt issuance and discount costs	489

Net gain	$2,891

     Equity Line

     On March 24, 2004, we notified our counterparty that we were electing to terminate our remaining equity line agreement, which had a commitment period ending December 31, 2004.

4. Global Resolution with Sankyo Pharma

     On December 23, 2003, we entered into an Agreement for Global Resolution and Mutual Release of All Claims (“Global Resolution”) with Sankyo Pharma Inc. (“Sankyo Pharma”) that resolved and dismissed our pending litigation, and terminated our July 8, 2002 Sales, Marketing and Distribution Agreement and all other contractual arrangements. The Global Resolution provided for Sankyo Pharma to pay us $30.0 million and also specified that neither party owed any payments outstanding at the time of the Global Resolution to the other party, thus allowing us to write off certain liabilities and assets, resulting in a total net gain of $75.8 million in the three and twelve months ended December 31, 2003. Furthermore, Sankyo Pharma transferred title to us of more than 20,000 GlucoWatch G2® Biographers and more than 1.0 million AutoSensors that we had previously sold and shipped to them. Sankyo Pharma provided certain transition services related to distribution and customer services until June 30, 2004, and we were entitled to receive 30% of all monies received from product sales during this transition period. The amount received in the three and six months ended June 30, 2004 was $60,000 and $132,000, respectively, and has been recorded as “Gain from Sankyo Pharma Settlement” in our statement of operations.

5. Inventory

     Inventory is stated at standard cost, adjusted to approximate the lower of actual cost (first-in, first-out method) or market, after appropriate consideration has been given to obsolescence and inventory in excess of anticipated future demand. Our inventory of $22,000 and $62,000 at June 30, 2004 and December 31, 2003, respectively, consists of finished goods for sale in the United Kingdom.

6. Arbitration Obligation

     As of June 30, 2004, we had $11.5 million in remaining arbitration obligation payments resulting from our 1997 arbitration with Sanofi, S.A., now Sanofi-Synthelabo. Of this $11.5 million, $4.5 million is due in February 2005, $4.0 million is due in February 2006, and $3.0 million is due in February 2007. We have also entered into Security Agreements granting Sanofi-Synthelabo a subordinate security interest in all of our assets, including our

U.S. patents and patent applications then existing or thereafter arising, to secure our obligation under the Amendment to the Final Award.

7. Sale of Drug Delivery Business

     On December 15, 1999, we completed the sale of substantially all of our drug delivery business segment assets to Ortho-McNeil Pharmaceutical, Inc. (“Ortho-McNeil”), a Johnson & Johnson company. Under the terms of our agreement, Ortho-McNeil was subject to paying up to an additional $55.0 million in cash, contingent on the achievement of certain milestones. Of this $55.0 million, $20.0 million was not paid to us because certain Ortho-McNeil technical and regulatory accomplishments relating to the Ortho Evra® (Johnson & Johnson, New Brunswick, New Jersey) contraceptive patch were not met, and $34.6 million is under dispute. Both parties have retained outside legal counsel and, on February 23, 2004, we invoked the mediation provisions set forth in our Asset Purchase Agreement. Thereafter, the parties agreed to waive the mediation provisions and to enter into binding arbitration as set forth in our Asset Purchase Agreement and, on April 15, 2004, we provided notice of arbitration to Ortho-McNeil. The parties are in the process of selecting a panel of arbitrators.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Some of the statements in this report, including in the documents incorporated by reference, are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions and other statements contained in this report, including in the documents incorporated by reference, that are not statements of historical fact. Forward-looking statements include but are not limited to statements about our ability to enter into a strategic alliance or to be acquired in the near future; the capabilities and potential of the GlucoWatch G2 Biographer business; our ability to achieve market acceptance of the GlucoWatch G2 Biographer; our ability to manufacture the GlucoWatch G2 Biographer; our plans for other commercialization alliances; and the speed and potential results of the regulatory process. In some cases, you can identify these statements by words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continues,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions. We cannot guarantee future results, levels of activity, performance or achievements. Our actual results and the timing of certain events may differ significantly from the results and timing discussed in this report, including those under “Risk Factors” herein, as well as in the documents incorporated by reference. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

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

     We have been seeking a comprehensive sales, marketing and distribution partner since October 2003; however, there are no interested parties at this time. We are exploring the possibility of selling the Company to a third party, and we have retained First Albany Capital Inc. to act as our exclusive financial advisor in connection with a possible merger, consolidation, reorganization, business combination, sale of a substantial portion of our assets or sale of more than 50% of our stock, or acquisition of the Company. First Albany will receive fees that are customary for this type of transaction, including a market-rate contingent fee in the event that such a transaction is consummated. Our Biographer products have not yet been widely accepted by the market due, we believe, to a combination of factors, including adoption barriers for new technology, the need for a paradigm shift in the management of diabetes, lack of widespread medical reimbursement, and the pricing and performance characteristics of the device. We do not have the resources or infrastructure to perform the full range of functions necessary to successfully market and sell our products. Our products require a sizeable sales force to create product awareness and provide education to health care professionals and end-user customers, a managed care sales force to work with national and regional health plans to secure medical reimbursement, significant advertising and promotional resources, a variety of customer support and education programs, a technical support group, logistics and distribution expertise and personnel, and marketing management resources and personnel. Thus, we must enter into a strategic alliance or be acquired in the near future, if we or our successor is to continue to sell the Biographer products. We are not currently manufacturing our G2 Biographer or our third-generation product and are not conducting research and development on new products at this time. In the event that we are unsuccessful in our efforts and our product sales do not significantly increase, we may need to liquidate the Company or sell some or all of its assets.

     On June 29, 2004, we dissolved Cygnus (UK) Limited, a wholly owned subsidiary of Cygnus, Inc. in the United Kingdom.

     On June 30, 2004, we assumed responsibility for certain transition services relating to distribution and customer service for our products that were previously provided by Sankyo Pharma pursuant to our Agreement for Global Resolution and Mutual Release of All Claims. Certain customer service functions, such as product information request fulfillment and medical/professional inquiries, that were previously provided by Sankyo Pharma are now being handled by us internally.

     On July 1, 2004, we entered into a non-exclusive distribution agreement for the G2 Biographer in the United States with Diabetic Promotions, a direct mail supplier of diabetic products. Additionally, on July 14, 2004, we announced a special one-time low pricing offer for our G2 Biographers and AutoSensors in the United States, expiring upon the earlier of December 31, 2004 or when 10,000 G2 Biographers and 500,000 AutoSensors have been sold. As of July 22, 2004, the expiration dating for our AutoSensors has been extended from 24 months to 36 months based on data obtained under an FDA-approved stability testing protocol.

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

     Revenue Recognition

     Product revenues are generated upon the sale of our GlucoWatch G2 Biographer and accessories in the United States and the United Kingdom. The GlucoWatch Biographer systems consist of two integrated parts: the durable Biographer and the disposable, single-use AutoSensor. We do not expect any significant product revenues in 2004 unless we enter into a strategic alliance.

     Product sales are recorded when all of the following conditions have been met: product has been shipped, transfer of title has taken place, there is persuasive evidence of an arrangement, the price is fixed or determinable, and collection is reasonably assured. In fiscal year 2003, revenues in the United States generated from our shipments of product to Sankyo Pharma for resale under our now-terminated Sales, Marketing and Distribution Agreement were deferred until the product was sold by Sankyo Pharma to its third-party customers, because the net price of our product sales to Sankyo Pharma was subject to certain contractual pricing adjustments. Product revenues recorded by us for the first three calendar quarters of 2003 were net of these adjustments; however, product revenues recorded for the fourth quarter ended December 31, 2003 were not subject to such adjustments because our Sales, Marketing and Distribution Agreement with Sankyo Pharma had been terminated pursuant to the Global Resolution. Revenues generated from our shipments of sample and practice Biographers to Sankyo Pharma were recognized when all the above conditions were met, typically upon delivery of these products to Sankyo Pharma, as the sales of such products were not subject to future pricing adjustments. Product revenues for the three and six months ended June 30, 2004 have primarily been generated from the sale of our products in the United Kingdom.

     With regard to product sales that are made directly by us to third parties, from time to time, we have allowed customers to return product for credit. In such instances, we deferred revenue until the return period expired. We accrue for estimated warranty costs and other allowances when the revenues from product sales are recognized. The warranty expenses recorded to date have not been significant and are within historical estimates. Our contract revenues relate to payments received pursuant to research grants and contracts. Revenues were recognized based on the performance requirements of the grant or contract and as reimbursable expenses were incurred. We currently are not performing work under any SBIR grant or contract, and thus we do not expect any contract revenues in the near future.

     Inventory Valuation

     Inventory is stated at standard cost, adjusted to approximate the lower of actual cost (first-in, first-out method) or market, after appropriate consideration has been given to obsolescence and inventory in excess of anticipated future demand. Our inventory of $22,000 and $62,000 at June 30, 2004 and December 31, 2003, respectively, consists of finished goods for sale in the United Kingdom.

     Impairment of Long-Lived Assets

     We review equipment and improvements and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount of the assets to the future net cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment is recognized and is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets, evaluated by considering the present value of future net cash flows. No impairment charges were recorded in the six months ended June 30, 2004. We do not anticipate using our production equipment in the near term. We have concluded that its current carrying amounts would be recoverable if we were to enter into a strategic alliance. We may also use this equipment in research and development efforts, if any. As a result, we have not recognized any impairment against these assets at June 30, 2004. We will continue to evaluate the realizable value of these assets, which may result in future adjustments.

Results of Operations

     Our results of operations have fluctuated from period to period and are expected to continue to fluctuate in the future based upon the progress and ultimate outcome of our attempts to secure alternative strategic options (including, but not limited to, a merger with or acquisition by a third party), the demand for our products, our product revenues and costs of product revenues, as well as the level of our expenses during any given period. Historical results should not be viewed as indicative of future operating results. We are also subject to risks common to companies in our industry and in our current position, including risks inherent in our need to enter into a strategic alliance or to be acquired in the near future; enforcement of our patents and proprietary rights; need for future capital, particularly in light of our stock currently being listed on the OTC Bulletin Board; potential competition; and uncertainty of future regulatory approvals. We have experienced operating losses since our inception, and we expect to continue to incur operating losses in 2004. At June 30, 2004, our accumulated deficit and our stockholders’ equity were $250.1 million and $5.2 million, respectively.

Comparison for the Three Months and Six Months Ended June 30, 2004 and 2003

     Net product revenues for the three months ended June 30, 2004 were $47,000, compared to $438,000 for the three months ended June 30, 2003. Net product revenues for the six months ended June 30, 2004 were $93,000, compared to $735,000 for the six months ended June 30, 2003. Most of our net product revenues recognized for the three months and six months ended June 30, 2004 resulted from sales of our GlucoWatch G2 Biographers in the United Kingdom; however, our net product revenues for the three months and six months ended June 30, 2003 included revenues recognized from U.S. sales of our products to Sankyo Pharma under our now-terminated Sales, Marketing and Distribution Agreement. We do not expect any significant product revenues in 2004 unless we enter into a strategic alliance.

     Contract revenues for the three months ended June 30, 2004 were $0, compared to $101,000 for the three months ended June 30, 2003. Contract revenues for the six months ended June 30, 2004 were $0, compared to $152,000 for the six months ended June 30, 2003. Contract revenues for the three months and six months ended June 30, 2003 included revenues related to our NIH SBIR Phase II grant, and revenues were recognized as research activities were performed. We currently are not performing work under any SBIR grants or contracts, and thus we do not expect any contract revenues in the near future.

     Costs of product revenues for the three months ended June 30, 2004 were $47,000, compared to $3.3 million for the three months ended June 30, 2003. Costs of product revenues for the six months ended June 30, 2004 were $163,000, compared to $5.1 million for the six months ended June 30, 2003. This decrease is a result of our reduced product revenues and suspension of our manufacturing efforts while we seek to enter into a strategic alliance. Costs of product revenues include material, labor, and other product costs associated with manufacturing our products. Costs of product revenues for the three and six months ended June 30, 2004 also included charges of

$19,000 and $114,000, respectively, pursuant to our $150,000 minimum royalties payable to the University of California for the year 2004. It is estimated that the balance of $36,000 for our 2004 minimum royalties will be covered by margins generated in future quarters. Costs of product revenues for the three months and six months ended June 30, 2003 also included underabsorbed indirect overhead associated with building up our manufacturing capacity to meet then-expected future volumes. We expect our costs of product revenues to be minimal in 2004 unless we enter into a strategic alliance.

     Research and development expenses for the three months ended June 30, 2004 were $0, compared to $1.6 million for the three months ended June 30, 2003. Research and development expenses for the six months ended June 30, 2004 were $0, compared to $3.3 million for the six months ended June 30, 2003. We have discontinued our research and development efforts and do not foresee commencing such activities until and unless we enter into a strategic alliance, although we have retained a limited number of personnel in this area in contemplation of entering into a strategic alliance or being acquired. The costs of these personnel are included in our sales, marketing, general and administrative expenses. For the three months and six months ended June 30, 2003, research and development expenses included costs for scientific and product development personnel, material used in the development and validation of high-capacity manufacturing processes, consultants, clinical trials, supplies, maintenance of our quality system, and depreciation of equipment used in research and product development.

     Sales, marketing, general and administrative expenses for the three months ended June 30, 2004 were $2.5 million, compared to $2.0 million for the three months ended June 30, 2003. Sales, marketing, general and administrative expenses for the six months ended June 30, 2004 were $5.5 million, compared to $4.1 million for the six months ended June 30, 2003. This increase is a result of maintaining personnel and capacity to resume manufacturing and research and development efforts in the future if we are successful in entering into a strategic alliance. We do not expect any significant changes in these expenses unless we secure such an alliance.

     Interest and other income/(expense), net for the three months ended June 30, 2004 was $31,000, compared to $36,000 for the three months ended June 30, 2003. Interest and other income/(expense), net for the six months ended June 30, 2004 was $98,000, compared to $78,000 for the six months ended June 30, 2003. Although the yields were slightly lower for the three months and six months ended June 30, 2004, our average cash balance was higher for the current periods when compared to the three months and six months ended June 30, 2003.

     Interest expense for the three months ended June 30, 2004 was $1,000, compared to $557,000 for the three months ended June 30, 2003. Interest expense for the six months ended June 30, 2004 was $428,000, compared to $1.1 million for the six months ended June 30, 2003. Included in interest expense for the six months ended June 30, 2004 and 2003 was the interest accrued on our Convertible Debentures and the amortization of the value of the warrants issued in connection with financing agreements. Interest expense decreased for the three months and six months ended June 30, 2004 as a result of the lower principal balance on our Convertible Debentures during the periods and the retirement of this debt on March 23, 2004.

     Gain from Sankyo Pharma settlement for the three months ended June 30, 2004 was $60,000 and was $132,000 for the six months ended June 30, 2004. During the transition period in which Sankyo Pharma provided certain distribution and customer services, we were entitled to 30% of all monies received for products sold by Sankyo Pharma. Amounts received were recorded as additional “Gain from Sankyo Pharma settlement” in our statement of operations. This transition period ended on June 30, 2004.

     Gain on early retirement of Convertible Debentures for the three months and six months ended June 30, 2004 was $0 and $2.9 million, respectively. The following table shows the calculation of this non-cash net gain, in thousands:

Accrued principal and interest at March 22, 2004	$18,425
Less:
Cash paid on retirement	13,750
Valuation of shares issued on retirement	1,295
Write-off of debt issuance and discount costs	489

Net gain	$2,891

Liquidity and Capital Resources

     As of June 30, 2004, our cash, cash equivalents and investments totaled $14.5 million.

     Net cash used in operating activities for the six months ended June 30, 2004 was $5.2 million, compared to net cash used in operating activities of $13.7 million for the six months ended June 30, 2003. Cash used in operating activities for the six months ended June 30, 2004 was primarily due to the net loss from operations of $2.8 million, which included a non-cash net gain of $2.9 million from the early retirement of our Convertible Debentures. Cash used in operating activities for the six months ended June 30, 2003 was primarily due to a net loss from operations of $12.6 million and our Sanofi-Synthelabo payments totaling $3.0 million.

     Net cash provided by investing activities for the six months ended June 30, 2004 was $0. Net cash provided by investing activities of $2.3 million for the six months ended June 30, 2003 resulted primarily from the net sales of investments.

     Net cash used in financing activities totaled $13.8 million for the six months ended June 30, 2004, substantially all of which resulted from the retirement of our Convertible Debentures. Net cash used in financing activities totaled $2.0 for the six months ended June 30, 2003 and reflected the payment to our Convertible Debenture holders of $2.0 million.

     As of June 30, 2004, our contractual obligations for the next seven years were as follows (in thousands, except for note (1)):

		Amounts Due
		Less than
Contractual Obligations	Total	1 year	1-3 years	3-7 years
Capital lease obligations	$37	$37	$—	$—
Operating lease obligation	4,289	844	1,757	1,688
Arbitration obligation (Sanofi-Synthelabo)	11,500	4,500	7,000	—
University of California minimum royalties(1)	1,348	148	400	800
Other purchase obligations	540	240	300	—

Total	$17,714	$5,769	$9,457	$2,488

(1)These payments are due under our Exclusive License Agreement, effective January 31, 1995, as amended, and they terminate upon expiration of the last-to-expire patent licensed under this agreement. This expiration date is January 18, 2011. Of the $150,000 minimum royalties due for the year 2004, $2,000 has been paid and $148,000 is due, of which $112,000 has been accrued as of June 30, 2004.

     The level of cash used in operating activities during previous periods is not necessarily indicative of the level of future cash usage. Our long-term cash and capital expenditure requirements will depend upon numerous factors, including but not limited to (i) costs associated with seeking and entering into a strategic alliance or acquisition; (ii) additional expenditures to support the manufacture of new products, including conversion of existing G2 Biographers into third-generation Biographers; (iii) the progress of our research and development programs, if any; (iv) the time required to obtain any future regulatory approvals; and (v) possible expansion into new markets.

     As of June 30, 2004, we had existing cash, cash equivalents and investments of $14.5 million. However, we have incurred significant net operating losses since our inception, including a loss from operations of $2.8 million for the six months ended June 30, 2004. We have incurred negative cash flows from operations since our inception. At June 30, 2004, our accumulated deficit was $250.1 million and our stockholders’ equity was $5.2 million.

     As of June 30, 2004, based upon current expectations for operating losses and projected short-term expenditures, we believe that existing cash, cash equivalents, and investments of $14.5 million will be sufficient to meet our existing operating expenses, contractual obligations, and capital expenditure requirements, if any, at least through March 31, 2005. Although there has been a substantial reduction in our headcount, suspension of manufacturing and related reduction in costs of product revenues and research and development activities, and other cost-cutting measures, we also expect to receive minimal cash from future product revenues without first entering into a strategic alliance. It is likely that, if we do not enter into a strategic alliance or are not acquired within a reasonable period of time or do not generate sufficient product revenues, we will require additional financing and there can be no assurance that such financing will be available.

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

Risks Related to Our Business

     We must enter into a strategic alliance or be acquired in the near future.

     We do not have the cash resources or infrastructure to perform sales, marketing and distribution functions ourselves. Under our current situation, we must conserve and generate cash to finance our operations. Our ability to continue as a going concern beyond March 31, 2005 is dependent on our ability to generate sufficient cash flow to fund our operations and meet our debt and other obligations on a timely basis and to continue to keep expenses as low as possible. There is no certainty, however, that we will be able to generate sufficient cash or to keep our expenses low enough.

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

     We have been seeking a comprehensive sales, marketing and distribution partner since October 2003; however, there are no interested parties at this time. We are exploring the possibility of selling the Company to a third party, and we have retained First Albany Capital Inc. to act as our exclusive financial advisor in connection with a possible merger, consolidation, reorganization, business combination, sale of a substantial portion of our assets or sale of more than 50% of our stock, or acquisition of the Company. There can be no assurance that the Company will be purchased or that another strategic alliance can be obtained and additionally whether any successor would continue with our Biographer products.

     If we cannot enter into a strategic alliance or be acquired in the near future, we will need to sell some or all of our assets, including our intellectual property, in which Sanofi-Synthelabo has a security interest, to meet our debt obligations. If substantial additional resources are not available, we may need to cease our operations and seek protection under the bankruptcy laws.

     We may be unable to satisfy our contractual obligations and fixed charges. If we cannot pay amounts due under these obligations, we may need to sell equity securities, sell all or a portion of our assets, or cease our operations and seek protection under the bankruptcy laws.

     As of June 30, 2004, we had total liabilities of $12.6 million, of which $5.5 million were current liabilities. We owe $11.5 million to Sanofi-Synthelabo, payable from February 2005 to February 2007, and $4.5 million of this amount is included in current liabilities. Our ability to meet our contractual obligations and other liabilities depends upon our future performance, which will depend upon financial, business and other factors, many of which are beyond our control. We may fail to generate sufficient cash flows in the future to cover our fixed charges or to satisfy our contractual obligations. Historically, we have experienced significant negative cash flows from operations. If we cannot generate sufficient cash flows in the future to permit us to satisfy our contractual obligations or to cover our fixed charges or, we may need to sell equity securities or sell all or a portion of our assets. We may not successfully complete any of these courses of action. In the event of insolvency, bankruptcy, liquidation, reorganization, dissolution or winding-up of our business or upon default or acceleration related to our obligations, our assets would first be available to pay the amounts due under our obligations. Holders of our common stock would only receive any assets remaining after satisfaction in full of all obligations and preferred stock liquidation preferences, if any.

     We have historically incurred substantial losses, have a history of operating losses, and have an accumulated deficit. We expect continued operating losses.

     We had a net loss of $2.8 million for the six months ended June 30, 2004. At June 30, 2004, our accumulated deficit and stockholders’ equity were $250.1 million and $5.2 million, respectively. We have experienced operating losses since our inception, and we expect to continue to incur operating losses at least until we have significant product sales, if we ever do. We may fail in our efforts to enter into a strategic alliance or to be acquired in the near future. Our Biographer products may never gain market acceptance, and we may never generate significant revenues or achieve profitability.

     We have recently experienced a significant reduction in our workforce, which has had a material impact on our ability to manufacture our products and conduct research and development on future products.

     On October 9, 2003, we announced a reduction in force of approximately 60% of our workforce and, as of June 30, 2004, we had 24 employees. Because of the magnitude of the workforce reductions, these layoffs have had a material adverse impact on our ability to manufacture our products and our ability to conduct research and development and to expand our operations in the future to meet the potential needs of our customers. As a result of this reduction in force, we are not currently producing any products and our manufacturing and research and development operations have been suspended. Additionally, if we were to enter into a strategic alliance or are acquired in the near future, we or our successor would need to hire additional employees to learn core competencies in Biographer manufacturing and research and development. We or our successor may fail in efforts to hire such employees or to learn the level of expertise that we possessed in these areas prior to our reductions in force.

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

     To date, our products have not been widely accepted by the market and there is substantial uncertainty relating to product availability, warranty fulfillment, and the like.

     We have focused our efforts on a line of frequent, automatic and non-invasive glucose monitoring devices based on novel technologies. To date, the market has not widely accepted our continuous-type monitoring products that measure glucose from interstitial fluid, perhaps because our products are different from the established blood glucose episodic (“non-continuous”) monitors commercially available and also require additional workload and training. In addition, because our products are based on novel technologies, there can be no assurance that unforeseen problems will not develop with these technologies or that we will be able to successfully address technological challenges that we may encounter.

     Given the uncertainty of whether we will enter into a strategic alliance or be acquired, physicians may be hesitant to prescribe our products for their patients and patients may be reluctant to buy our products. Our financial situation has already caused substantial uncertainty relating to product availability, warranty fulfillment, and the like.

     If patients do not receive reimbursement from third-party health care payors, we may be unsuccessful in selling our products to a broad range of customers, and we ourselves do not have the capabilities to seek reimbursement for our products.

     Successful commercialization of our products will depend in large part on whether patients who purchase our products will be reimbursed for the expense by third-party payors, which include private insurance plans, Medicare, Medicaid and other federal health care programs. Currently, our products do not have widespread reimbursement. Third-party payor reimbursement for our products are occurring on a plan-by-plan and often case-by-case basis. There can be no assurance that such reimbursement will be available in a sufficient time frame, or at all. To obtain such reimbursement, we will need to have a partner who has substantial expertise and resources in managed care so as to work with third-party health care payor organizations to obtain broad reimbursement coverage. We do not have the resources, expertise or infrastructure to perform such functions ourselves. Third-party payors, including federal health care programs and managed care and other private insurance plans, are increasingly seeking to contain health care costs by limiting the coverage of, and the amount of reimbursement for, new diagnostic products. As a result, adequate levels of reimbursement may not be available for patients, many of whom may therefore not purchase our products. If meaningful reimbursement from third-party payors is not available, or if the process of obtaining such reimbursement takes too long, we may not be able to achieve a level of market acceptance of our products, and we may not be able to maintain price levels sufficient to realize an adequate return on our investment.

     Our product pipeline is severely limited, so the failure of the market to accept our glucose monitoring products could result in the failure of our entire business.

     We are exclusively focused on a line of frequent, automatic and non-invasive glucose monitoring devices. To be successful, we will need to continue to develop glucose monitoring products that address the needs of people with diabetes; however, in light of our recent reduction in force and expenses associated with product research and development, our ability to produce new products has been materially impaired. Our third-generation product has been approved by the FDA, but we currently cannot make plans for its commercialization or for converting our G2 Biographers to third-generation products unless we enter into a strategic alliance or are acquired in the near future;

however, a successor may choose to discontinue our Biographer products. Furthermore, without additional resources, we are not currently able to work on developing future glucose monitoring products.

     We may be subject to product recalls or product liability claims that are costly to defend and could limit our ability to sell our products in the future or could damage our reputation.

     The design, development, manufacture and use of our medical products involve an inherent risk of product recalls and product liability claims and associated adverse publicity. Makers of medical products may face substantial liability for damages in the event of product failure or allegations that the product caused harm. Product liability insurance is expensive and, although we presently have such insurance, it is difficult to maintain as well as to expand coverage under it. We may become subject to product liability claims, our current insurance may not cover such claims and adequate insurance may not be available on acceptable terms in the future. We also could be held liable for damages in excess of the limits of our insurance coverage. Regardless of insurance coverage, any claim or product recall could result in us stopping to sell our products and could create significant adverse publicity that might harm our credibility and decrease market acceptance of our products.

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

     We may be unable to build brand loyalty because our trademarks and trade names may not be effectively protected.

     Our registered or unregistered trademarks or trade names, such as the marks “GlucoWatch” and “G2,” may be challenged, canceled, infringed upon, circumvented, declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, without which we may be unable to build brand loyalty. Brand recognition is critical to establish our products in the marketplace, especially if we commercialize future enhancements to our products. Moreover, if our trademarks are found to infringe on marks belonging to third parties, we may be forced to market our products under a different name, possibly requiring a costly and difficult re-branding effort, and we could be ordered to pay damages to a third party.

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

     Our ability to continue as an ongoing business and to enter into a strategic alliance or to be acquired in the near future depends significantly upon retaining our remaining key personnel, which is difficult in light of our current business situation. In the event that we find such a alliance or are acquired and we or our successor recommences Biographer manufacturing and research and development, we or our successor will need to attract highly qualified personnel in these areas. Substantial competition exists for such personnel, and we or our successor may not be able to attract and retain these individuals. We compete with numerous pharmaceutical, health care and software companies, as well as universities and non-profit research organizations, in the northern California business area. The loss of key personnel or our inability to hire and retain additional qualified personnel in the future could prevent us from maintaining our business. There can be no assurance that we will continue to be able to attract and retain sufficient qualified personnel.

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

     The market price for shares of our common stock has been highly volatile. Factors such as new product introductions by our competitors, our ability to enter into a strategic alliance or to be acquired in the near future, sales levels of our products, litigation outcomes, regulatory approvals or delays or recalls of our products or those of our competitors, developments relating to our patents or proprietary rights or those of our competitors, results of clinical trials for products of our competitors, and period-to-period fluctuations in financial results may have a significant impact on the market price of our common stock. Additionally, following periods of volatility in the market price for a company’s securities, securities class action litigation may be instituted. Such litigation could result in substantial costs to us and further divert management’s attention and resources.

     Issuances by us of authorized preferred stock can have adverse effects, including dilution and discouragement of takeovers.

     Our certificate of incorporation contains certain provisions that may delay or prevent a takeover. The Company currently has 5.0 million shares of authorized and unissued preferred stock. Our Board of Directors has the authority to determine the price, rights, preferences and restrictions, including voting and conversion rights, of these shares without any further action or vote by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of preferred stock that may be issued in the future. Such provisions could adversely affect the holders of common stock in a variety of ways, including by potentially discouraging, delaying or preventing a takeover of the Company and by diluting stockholder ownership.

     Provisions of our charter documents and Delaware law may inhibit a takeover, thus limiting the price investors might be willing to pay in the future for our common stock.

     Provisions in our Restated Certificate of Incorporation and Bylaws may have the effect of delaying or preventing an acquisition of the Company or a merger in which we are not the surviving company and may otherwise prevent or slow changes in our Board of Directors and management. In addition, because we are incorporated in

Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions could discourage an acquisition of the Company or other change in control transaction and thereby negatively impact the price that investors might be willing to pay in the future for our common stock.

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

     b) Changes in internal controls. No change in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred in the six months ended June 30, 2004 has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     On December 15, 1999, we completed the sale of substantially all of our drug delivery business segment assets to Ortho-McNeil Pharmaceutical, Inc. (“Ortho-McNeil”). Under the terms of our agreement, Ortho-McNeil was subject to paying up to an additional $55.0 million in cash, contingent on the achievement of certain milestones. Of this $55.0 million, $20.0 million was not paid to us because certain Ortho-McNeil technical and regulatory accomplishments relating to the Ortho Evra® (Johnson & Johnson, New Brunswick, New Jersey) contraceptive patch were not met, and $34.6 million is under dispute. Both parties have retained outside legal counsel and, on February 23, 2004, we invoked the mediation provisions set forth in our Asset Purchase Agreement. Thereafter, the parties agreed to waive the mediation provisions and to enter into binding arbitration as set forth in our Asset Purchase Agreement and, on April 15, 2004, we provided notice of arbitration to Ortho-McNeil. The parties are in the process of selecting a panel of arbitrators.

Item 4. Submission of Matters to a Vote of Security Holders.

     On June 22, 2004, our Annual Meeting of Stockholders was held. The following Directors were re-elected at this meeting:

Directors	In Favor	Withheld
Frank T. Cary	37,684,445	613,031
John C Hodgman	37,734,316	563,160
André F. Marion	37,696,170	601,306
Richard G. Rogers	37,671,437	626,039
Walter B. Wriston	37,678,202	619,274

     Other matters voted upon:

	Votes
				Broker
	Affirmative	Negative	Abstain	Non-Votes
To ratify the re-appointment of Ernst & Young LLP to serve as the Company’s independent auditors.	37,846,330	316,909	134,237	-0-

Item 6. Exhibits and Reports on Form 8-K.

a)	Exhibits

The following exhibits are filed herewith or incorporated by reference:

3.01	Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.01 of the Registrant’s Form 10-Q for the three months ended June 30, 2002.

3.02	Restated Articles of Incorporation of the Registrant, as amended to date, incorporated by reference to Exhibit 3.02 of the Registrant’s Form 10-Q for the three months ended June 30, 2002.

4.01	Specimen of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 33-38363) filed on December 21, 1990 (Form S-1).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Current Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYGNUS, INC.

Date: August 13, 2004	By:	/s/ John C Hodgman

John C Hodgman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2004	By:	/s/ Craig W. Carlson

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