Form 10-Q
period 2004-09-30
CYGNUS INC /DE/
filed 2004-11-12
CIK 870755

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2004

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

     As of November 9, 2004, there were 41,009,251 shares of the Registrant’s common stock outstanding.

CYGNUS, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Cygnus, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Net product revenues	$236	$1,035	$329	$1,770
Contract revenues	—	65	—	217

Total revenues	236	1,100	329	1,987
Costs and expenses:
Costs of product revenues	50	7,520	213	12,584
Research and development	—	860	—	4,116
Sales, marketing, general and administrative	2,267	1,296	7,730	5,430

Total costs and expenses	2,317	9,676	7,943	22,130

Loss from operations	(2,081)	(8,576)	(7,614)	(20,143)
Interest and other income/(expense), net	18	25	116	103
Interest expense	(1)	(516)	(429)	(1,628)
Gain from Sankyo Pharma settlement	—	—	132	—
Gain on early retirement of Convertible Debentures	—	—	2,891	—

Loss before income taxes	(2,064)	(9,067)	(4,904)	(21,668)
Provision for income taxes	—	—	—	2

Net loss	$(2,064)	$(9,067)	$(4,904)	$(21,670)

Net loss per share, basic and diluted	$(0.05)	$(0.24)	$(0.12)	$(0.56)

Shares used in computation of amounts per share, basic and diluted	41,009	38,480	40,256	38,479

See accompanying notes.

Cygnus, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
( In thousands, except per share data )

	September 30,	December 31,
	2004	2003
	(unaudited)	(Note)
ASSETS:
Current assets:
Cash and cash equivalents	$12,779	$33,483
Accounts receivable	96	31
Inventory	6	62
Current portion of employee notes receivable	—	25
Other current assets	560	719

Total current assets	13,441	34,320
Equipment and improvements:
Manufacturing, office and laboratory equipment	10,979	11,908
Leasehold improvements	295	377

	11,274	12,285
Less accumulated depreciation and amortization	(9,212)	(9,080)

Net equipment and improvements	2,062	3,205
Long-term portion of employee notes receivable	—	15
Other assets	78	167

TOTAL ASSETS	$15,581	$37,707

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$467	$814
Accrued compensation	153	381
Other accrued liabilities	215	505
Current portion of Convertible Debentures	—	14,281
Current portion of capital lease obligations	—	74
Current portion of arbitration obligation	4,500	—

Total current liabilities	5,335	16,055
Long-term portion of arbitration obligation	7,000	11,500
Long-term portion of Convertible Debentures, net of discount of $709 in 2003	—	3,291
Other long-term liabilities	65	39
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value: 95,000 shares authorized; issued and outstanding: 41,009 and 38,480 shares at September 30, 2004 and December 31, 2003, respectively	41	38
Additional paid-in capital	255,353	254,093
Accumulated deficit	(252,213)	(247,309)

Stockholders’ equity	3,181	6,822

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,581	$37,707

Note: The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Cygnus, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(4,904)	$(21,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,115	1,518
Loss on disposal of equipment	28	—
Write-off of inventory and prepaid materials	—	5,988
Amortization of deferred financing costs	282	1,055
Stock-based compensation	—	1
Employee notes receivable	40	57
Acrued interest on Convertible Debentures	144	—
Gain on early retirement of Convertible Debentures	(2,891)	—
Changes in operating assets and liabilities:
Accounts receivable from Sankyo Pharma	—	309
Inventory	56	(1,238)
Other assets	76	(972)
Accounts payable and other accrued liabilities	(637)	(1,424)
Reserve for replacement product due to Sankyo Pharma	—	1,375
Accrued compensation	(228)	(1,993)
Advances from Sankyo Pharma	—	1,900
Deferred revenues from Sankyo Pharma net of deferred costs of product shipments	—	843
Amount due to Sankyo Pharma	—	1,857
Arbitration obligation	—	(3,000)
Other long-term liabilities	26	24

Net cash used in operating activities	(6,893)	(15,370)

Cash flows from investing activities:
Capital expenditures	—	(108)
Purchases of investments	—	(800)
Sales of investments	—	3,200

Net cash provided by investing activities	—	2,292

Cash flows from financing activities:
Issuance of common stock	13	1
Principal payment of Convertible Debentures	(13,750)	(2,000)
Payments of capital lease obligations	(74)	(57)

Net cash used in financing activities	(13,811)	(2,056)

Net decrease in cash and cash equivalents	(20,704)	(15,134)
Cash and cash equivalents at the beginning of the period	33,483	23,415

Cash and cash equivalents at the end of the period	$12,779	$8,281

Supplemental Cash Flow Data:
Value of stock issued in connection with early retirement of Convertible Debentures	$1,295	$—

See accompanying notes.

Cygnus, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation

     The interim condensed consolidated financial statements of Cygnus, Inc. and its subsidiaries (the “Company,” “Cygnus,” “us,” “we,” “our,” etc.) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted. The interim condensed consolidated financial statements reflect in the opinion of Cygnus management all adjustments, consisting only of normal and recurring adjustments, that management believes necessary for a fair presentation of the financial position as of the reported dates and the results of operations and cash flows for the respective periods presented. Interim financial results are not necessarily indicative of results for a full year. Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform with the current period presentation. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2003 included in our 2003 Annual Report on Form 10-K.

     The accompanying financial statements have been prepared assuming that Cygnus, Inc. will continue as a going concern. We have incurred recurring operating losses and will require additional cash to continue in operation. These conditions raise substantial doubt about our ability to continue as a going concern beyond March 31, 2005. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

     On May 13, 2004, we accelerated the vesting of all employee stock options with exercise prices in excess of the then-current market price. The vesting of a total of 1.2 million stock options with a weighted average exercise price of $1.36 was accelerated. We did not record any compensation expense associated with the acceleration of these options because the intrinsic value of the options at the date of acceleration was not in excess of the original intrinsic value of the options. In the second quarter of 2004 and nine months ended September 30, 2004, we reflected an additional pro forma expense of $352,000 associated with the above acceleration.

     For purposes of disclosure pursuant to FAS 123, as amended by FASB Statement No. 148 (FAS 148), “Accounting for Stock-Based Compensation - Transition and Disclosure,” the estimated fair value of employee and director stock options is amortized to expense over the vesting periods of the options.

     The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of FAS 123 to stock-based employee and director compensation (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss, as reported	$(2,064)	$(9,067)	$(4,904)	$(21,670)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(17)	(334)	(692)	(1,001)

Pro forma net loss	$(2,081)	$(9,401)	$(5,596)	$(22,671)

Net loss per share, basic and diluted, as reported	$(0.05)	$(0.24)	$(0.12)	$(0.56)
Pro forma net loss per share, basic and diluted	$(0.05)	$(0.24)	$(0.14)	$(0.59)

     For the three months ended September 30, 2004 and 2003, the weighted average grant date fair value per share for stock options granted during these periods was $0.10 and $0.47, respectively. For the nine months ended September 30, 2004 and 2003, the weighted average grant date fair value per share for stock options granted during these periods was $0.37 and $0.47, respectively. The fair value for the options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Risk-free interest rate	2.83%	2.97%	2.37%	2.92%
Volatility	1.75	0.91	1.68	0.89
Dividend yield	0	0	0	0
Expected life (years)	3	5	2	3

     Effective January 8, 2003, our Board of Directors suspended the Amended 1991 Employee Stock Purchase Plan, as last amended and restated February 12, 2002, because our stock had been delisted from trading on the Nasdaq National Market. Thus, no shares were purchased pursuant to the Employee Stock Purchase Plan during 2004 and 2003.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock-price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models may not necessarily provide a reliable single measure of the fair value of our employee stock options.

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

Revenue Recognition

     Product revenues are generated upon the sale of our GlucoWatch G2® Biographer and accessories in the United States and the United Kingdom. The GlucoWatch Biographer systems consist of two integrated parts: the durable Biographer and the disposable, single-use AutoSensor. We do not expect any significant product revenues in 2004.

     Product sales are recorded when all of the following conditions have been met: product has been shipped, transfer of title has taken place, there is persuasive evidence of an arrangement, the price is fixed or determinable, and collection is reasonably assured. In fiscal year 2003, revenues in the United States generated from our shipments of product to Sankyo Pharma Inc. (“Sankyo Pharma”) for resale under our now-terminated Sales, Marketing and Distribution Agreement were deferred until the product was sold by Sankyo Pharma to its third-party customers, because the net price of our product sales to Sankyo Pharma was subject to certain contractual pricing adjustments. Product revenues recorded by us for the first three calendar quarters of 2003 were net of these adjustments; however, product revenues recorded for the fourth quarter ended December 31, 2003 were not subject to such adjustments because our Sales, Marketing and Distribution Agreement with Sankyo Pharma had been terminated pursuant to the Agreement for Global Resolution and Mutual Release of All Claims, dated December 23, 2003 (the “Global Resolution”). Revenues generated from our shipments of sample and practice Biographers to Sankyo Pharma were recognized when all the above conditions were met, typically upon delivery of those products to Sankyo Pharma, as the sales of such products were not subject to future pricing adjustments.

     On July 1, 2004, we entered into a non-exclusive distribution agreement for the G2 Biographer in the United States with Diabetic Promotions, a direct mail supplier of diabetic products. Approximately 85% of our product revenues for the three months ended September 30, 2004 were generated from the sale of our products in the United States, with the balance from sales in the United Kingdom. For the nine months ended September 30, 2004, 65% of our product revenues were generated from U.S. sales and 35% of our product revenues were generated from U.K. sales. We recognize revenues for U.S. sales when we ship products to Diabetic Promotions. For sales in the United Kingdom, we recognize revenues when product is shipped to end-user customers.

     We offer a one-year warranty on our Biographer from the date of sale to the end-user customer. We accrue for estimated warranty costs and other allowances when the revenues from product sales are recognized. The warranty expenses recorded to date have not been significant. We periodically assess the adequacy of our recorded warranty liability and adjust the amount as necessary.

     Our contract revenues relate to payments received pursuant to research grants and contracts. Revenues were recognized based on the performance requirements of the grant or contract and as reimbursable expenses were incurred. We currently are not performing work under any grant or contract, and thus we do not expect any contract revenues in the near future.

Accounting for Impairment of Long-Lived Assets

     We review equipment and improvements and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount of the assets to the future net cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment is recognized and is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets, evaluated by considering the present value of future net cash flows. We do not anticipate using our production equipment in the near term. We have concluded that its current carrying amounts would be recoverable if we were to enter into a strategic alliance such as a sales, marketing and distribution agreement or a contract manufacturing agreement. We may also use this equipment in research and development efforts, if any. As a result, we have not recognized any impairment related to these assets at September 30, 2004. We will continue to evaluate the realizable value of these assets, which may result in future adjustments.

Net Loss Per Share

     Basic and diluted net loss per share are computed using the weighted average number of shares of common stock outstanding. Shares issuable from any stock options, warrants, and Convertible Debentures are excluded from the diluted loss per share computation, as their effect is anti-dilutive.

Recent Accounting Pronouncement

     On March 31, 2004, the Financial Accounting Standards Board (FASB) issued its exposure draft, “Share-Based Payment,” which is a proposed amendment to FASB Statement No. 123 (FAS 123). The exposure draft would require all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized based on their fair values in a company’s statement of operations. The FASB expects to issue a final standard late in fiscal year 2004 that would be effective for public companies in their interim and annual periods reporting after June 15, 2005. We have not yet assessed the impact of adopting this new standard.

3. Financing Instruments

     Convertible Debentures

     On March 23, 2004, we entered into an Exchange Agreement with our debenture holders and retired all of our outstanding Convertible Debentures in exchange for an aggregate of $13.8 million in cash and 2.5 million shares of our common stock valued at $1.3 million. As of March 22, 2004, the principal and accrued interest on the Convertible Debentures totaled $18.4 million. As part of the early retirement of our Convertible Debentures and warrants to purchase our common stock that had been issued to the debenture holders, we also wrote off the remaining balances of our debt issuance costs and debt discount. We recorded a non-cash net gain of $2.9 million from the early retirement of our Convertible Debentures for the nine months ended September 30, 2004. As part of the Exchange Agreement, we terminated the registration rights agreement associated with the Convertible Debentures and the security interests in our assets held by the debenture holders. The following table shows the calculation of this non-cash net gain, in thousands.

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

4. Global Resolution with Sankyo Pharma

     On December 23, 2003, we entered into a Global Resolution with Sankyo Pharma that resolved and dismissed our pending litigation, and terminated our July 8, 2002 Sales, Marketing and Distribution Agreement and all other contractual arrangements. The Global Resolution provided for Sankyo Pharma to pay us $30.0 million and also specified that neither party owed any payments outstanding at the time of the Global Resolution to the other party, thus allowing us to write off certain liabilities and assets, resulting in a total net gain of $75.8 million in the three and twelve months ended December 31, 2003. Furthermore, Sankyo Pharma transferred title to us of more than 20,000 GlucoWatch G2 Biographers and more than 1.0 million AutoSensors that we had previously sold and shipped to them. Sankyo Pharma provided certain transition services related to distribution and customer services until June 30, 2004, and we were paid 30% of all monies received from product sales during this transition period. The amount received in the nine months ended September 30, 2004 was $132,000, and this amount was recorded as “Gain from Sankyo Pharma Settlement” in our statement of operations.

5. Inventory

     Inventory is stated at standard cost, adjusted to approximate the lower of actual cost (first-in, first-out method) or market, after appropriate consideration has been given to obsolescence and inventory in excess of anticipated future demand. Our inventory of $6,000 and $62,000 at September 30, 2004 and December 31, 2003, respectively, consists of finished goods for sale in the United Kingdom.

     In July 2004, we began selling our products to a direct mail supplier of diabetic products in the United States. Title to these products had been transferred to us from Sankyo Pharma in the fourth quarter of fiscal year 2003 pursuant to our Global Resolution. At the time of the transfer, due to uncertainties regarding our ability to find a new sales, marketing and distribution partner to sell our products, we estimated that these returned products would have had no future realizable value and therefore no inventory value was recorded in our financial statements. Thus, the sales of these products will not result in any costs of product revenues.

6. Arbitration Obligation

     As of September 30, 2004, we had $11.5 million in remaining arbitration obligation payments resulting from our 1997 arbitration with Sanofi, S.A., now Sanofi Aventis. Of this $11.5 million, $4.5 million is due in February 2005, $4.0 million is due in February 2006, and $3.0 million is due in February 2007. We have also entered into Security Agreements granting Sanofi Aventis a subordinate security interest in all of our assets, including our U.S. patents and patent applications then existing or thereafter arising, to secure our obligation under the Amendment to the Final Award.

7. Sale of Drug Delivery Business

     On December 15, 1999, we completed the sale of substantially all of our drug delivery business segment assets to Ortho-McNeil Pharmaceutical, Inc. (“Ortho-McNeil”), a Johnson & Johnson company. Under the terms of our agreement, Ortho-McNeil was subject to paying up to an additional $55.0 million in cash, contingent on the achievement of certain milestones. Of this $55.0 million, $20.0 million was not paid to us because certain Ortho-McNeil technical and regulatory accomplishments relating to the Ortho Evra® (Johnson & Johnson, New Brunswick, New Jersey) contraceptive patch were not met, and $34.6 million that we claim is owed to us is currently under dispute. Both parties have retained outside legal counsel and, on February 23, 2004, we invoked the mediation provisions set forth in our Asset Purchase Agreement. Thereafter, the parties agreed to waive the mediation provisions and to enter into binding arbitration as set forth in our Asset Purchase Agreement and, on April 15, 2004, we provided notice of arbitration to Ortho-McNeil. On November 1, 2004, the parties provisionally selected a panel of three arbitrators.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Some of the statements in this report, including in the documents incorporated by reference, are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions and other statements contained in this report, including in the documents incorporated by reference, that are not statements of historical fact. Forward-looking statements include but are not limited to statements about our ability to be acquired in the near future or find a suitable strategic partner; our ability to sell all or some of our assets; the capabilities and potential of the GlucoWatch G2 Biographer business; our ability to achieve market acceptance of, and medical insurance reimbursement for, the GlucoWatch G2 Biographer; and our ability to manufacture the GlucoWatch G2 Biographer. In some cases, you can identify these statements by words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continues,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions. We cannot guarantee future results, levels of activity, performance or achievements. Our actual results and the timing of certain events may differ significantly from the results and timing discussed in this report, including those under “Risk Factors” herein, as well as in the documents incorporated by reference. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

Overview

     As previously disclosed, we are not currently manufacturing our G2® Biographer or third-generation product and are not conducting research and development on new products. We have been seeking a comprehensive sales, marketing and distribution partner since the latter part of 2003 when our Sales, Marketing and Distribution Agreement with Sankyo Pharma Inc. was terminated, although there are no interested parties at this time. We have recently entered into a non-exclusive distribution agreement with a direct mail supplier of diabetic products; however, we do not expect this to significantly improve product sales, which have been very limited to date. We have also been actively seeking an acquiror for the Company since early 2004 when we hired First Albany Capital Inc. as our exclusive financial advisor in connection with an acquisition of the Company. We have not received any firm commitments for an acquisition to date. We have incurred recurring operating losses and will require additional cash to continue in operation. These conditions raise substantial doubt about our ability to continue as a going concern beyond March 31, 2005. As a result, we have begun to actively consider whether we should cease operations, sell all or some of our assets and liquidate the Company, or seek protection under bankruptcy laws in the event that we are unsuccessful in our efforts to find an acquiror or strategic partner.

     We have developed and manufactured frequent, automatic and non-invasive glucose monitoring devices. Our devices are designed to provide more data to individuals and their physicians and enable them to make better-informed decisions on how to manage diabetes. We began the U.S. market launch of our first-generation GlucoWatch® Biographer on April 15, 2002. On March 21, 2002, the U.S. Food and Drug Administration (FDA) approved our second-generation product, the GlucoWatch G2 Biographer, and this product was launched in the United States on September 16, 2002 under our now-terminated Sales, Marketing and Distribution Agreement with Sankyo Pharma. On August 28, 2002, we received approval from the FDA of our supplemental pre-market approval (PMA) application for use of the GlucoWatch G2 Biographer by children and adolescents (ages 7 to 17). On December 4, 2003, we announced that the FDA had approved our third-generation product. Compared with our second-generation product, this improved Biographer and AutoSensor system focuses on enhancing customer satisfaction and ease of use, however it is not yet commercially available.

     Our Biographer products have not been widely accepted by the market due, we believe, to a combination of factors, including adoption barriers for new technology, the need for a paradigm shift in the management of diabetes, lack of widespread medical reimbursement, and the performance characteristics of the device. We do not have the resources or infrastructure to perform the full range of functions necessary to successfully market and sell our products. Our products require a sizeable sales force to create product awareness and provide education to health care professionals and end-user customers, a managed care sales force to work with national and regional health plans to secure medical reimbursement, significant advertising and promotional resources, a variety of customer support and education programs, a technical support group, logistics and distribution expertise and personnel, and marketing management resources and personnel. We are not currently manufacturing our G2 Biographer or our third-generation product and are not conducting research and development on new products.

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

     Revenue Recognition

     Product revenues are generated upon the sale of our GlucoWatch G2 Biographer and accessories in the United States and the United Kingdom. The GlucoWatch Biographer systems consist of two integrated parts: the durable Biographer and the disposable, single-use AutoSensor. We do not expect any significant product revenues in 2004.

     Product sales are recorded when all of the following conditions have been met: product has been shipped, transfer of title has taken place, there is persuasive evidence of an arrangement, the price is fixed or determinable, and collection is reasonably assured. In fiscal year 2003, revenues in the United States generated from our shipments of product to Sankyo Pharma for resale under our now-terminated Sales, Marketing and Distribution Agreement were deferred until the product was sold by Sankyo Pharma to its third-party customers, because the net price of our product sales to Sankyo Pharma was subject to certain contractual pricing adjustments. Product revenues recorded by us for the first three calendar quarters of 2003 were net of these adjustments; however, product revenues recorded for the fourth quarter ended December 31, 2003 were not subject to such adjustments because our Sales, Marketing and Distribution Agreement with Sankyo Pharma had been terminated pursuant to the Global Resolution. Revenues generated from our shipments of sample and practice Biographers to Sankyo Pharma were recognized when all the above conditions were met, typically upon delivery of those products to Sankyo Pharma, as the sales of such products were not subject to future pricing adjustments.

     On July 1, 2004, we entered into a non-exclusive distribution agreement for the G2 Biographer in the United States with Diabetic Promotions, a direct mail supplier of diabetic products. Approximately 85% of our product revenues for the three months ended September 30, 2004 were generated from the sale of our products in the United States, with the balance from sales in the United Kingdom. For the nine months ended September 30, 2004, 65% of our product revenues were generated from U.S. sales and 35% of our product revenues were generated from U.K. sales. We recognize revenues for U.S. sales when we ship products to Diabetic Promotions. For sales in the United Kingdom, we recognize revenues when product is shipped to end-user customers.

     We offer a one-year warranty on our Biographer from the date of sale to the end-user customer. We accrue for estimated warranty costs and other allowances when the revenues from product sales are recognized. The warranty expenses recorded to date have not been significant. We periodically assess the adequacy of our recorded warranty liability and adjust the amount as necessary.

     Our contract revenues relate to payments received pursuant to research grants and contracts. Revenues were recognized based on the performance requirements of the grant or contract and as reimbursable expenses were incurred. We currently are not performing work under any grant or contract, and thus we do not expect any contract revenues in the near future.

     Inventory Valuation

     Inventory is stated at standard cost, adjusted to approximate the lower of actual cost (first-in, first-out method) or market, after appropriate consideration has been given to obsolescence and inventory in excess of anticipated future demand. Our inventory of $6,000 and $62,000 at September 30, 2004 and December 31, 2003, respectively, consists of finished goods for sale in the United Kingdom.

     Impairment of Long-Lived Assets

     We review equipment and improvements and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount of the assets to the future net cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment is recognized and is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets, evaluated by considering the present value of future net cash flows. We do not anticipate using our production equipment in the near term. We have concluded that its current carrying amounts would be recoverable if we were to enter into a strategic alliance such as a sales, marketing and distribution agreement or a contract manufacturing agreement. We may also use this equipment in research and development efforts, if any. As a result, we have not recognized any impairment related to these assets at September 30, 2004. We will continue to evaluate the realizable value of these assets, which may result in future adjustments.

Results of Operations

     Our results of operations have fluctuated from period to period and are expected to continue to fluctuate in the future based upon the progress and ultimate outcome of our attempts to find an acquiror for our Company or sell all or some of our assets, the level of our expenses during any given period, our product revenues and costs of product revenues, and the demand for our product. Historical results should not be viewed as indicative of future operating results. We are also subject to risks common to companies in our industry and in our current position, including risks inherent in our need to be acquired in the near future, need for additional cash, and strength of our intellectual property portfolio. We have experienced operating losses since our inception, and we expect to continue to incur operating losses in 2004. At September 30, 2004, our accumulated deficit and our stockholders’ equity were $252.2 million and $3.2 million, respectively.

Comparison for the Three Months and Nine Months Ended September 30, 2004 and 2003

     Net product revenues for the three months ended September 30, 2004 were $236,000, compared to $1.0 million for the three months ended September 30, 2003. Net product revenues for the nine months ended September 30, 2004 were $329,000, compared to $1.8 million for the nine months ended September 30, 2003. Substantially all of our net product revenues recognized for the three months and nine months ended September 30, 2004 resulted from sales of our GlucoWatch G2 Biographers to our direct mail supplier in the United States and to end users in the United Kingdom. Our net product revenues for the three months and nine months ended September 30, 2003 included revenues recognized from U.S. sales of our products to Sankyo Pharma under our now-terminated Sales, Marketing and Distribution Agreement. We do not expect any significant product revenues in 2004.

     Contract revenues for the three months ended September 30, 2004 were $0, compared to $65,000 for the three months ended September 30, 2003. Contract revenues for the nine months ended September 30, 2004 were $0, compared to $217,000 for the nine months ended September 30, 2003. Contract revenues for the three months and nine months ended September 30, 2003 included revenues related to our National Institutes of Health (NIH) Small Business Innovation Research (SBIR) Phase II grant, and revenues were recognized as research activities were performed. We currently are not performing work under any grants or contracts, and thus we do not expect any contract revenues in the near future.

     Costs of product revenues for the three months ended September 30, 2004 were $50,000, compared to $7.5 million for the three months ended September 30, 2003. Costs of product revenues for the nine months ended September 30, 2004 were $213,000, compared to $12.6 million for the nine months ended September 30, 2003. Costs of product revenues include material, labor, freight, and other product costs associated with manufacturing and delivering our products. The decreases in costs of product revenues for 2004 were partially a result of our reduced product revenues and suspension of our manufacturing efforts. In addition, costs of product revenues for the three months and nine months ended September 30, 2003 included underabsorbed indirect overhead associated with building up our manufacturing capacity to meet then-expected future volumes, and costs of product revenues for the three months ended September 30, 2003 included a $831,000 write-off of prepaid component orders to one of our sole source component suppliers and a write-off of approximately $4.9 million of inventory.

     In July 2004, we began selling our products to a direct mail supplier of diabetic products in the United States. Title to these products had been transferred to us from Sankyo Pharma in the fourth quarter of fiscal year 2003 pursuant to our Global Resolution. At the time of the transfer, due to uncertainties regarding our ability to find a new sales, marketing and distribution partner to sell our products, we estimated that these returned products would have had no future realizable value and therefore no inventory value was recorded in our financial statements. Thus, the sales of these products do not result in any costs of product revenues. If we were to have recorded an inventory value for these products, our costs of product revenues for the three and nine months ended September 30, 2004 would have been $203,000 higher than the reported amounts. For the three and nine months ended September 30, 2003, if we were to have included material and other production costs that had been previously written off but were later used in the manufacturing of our products, our costs of product revenues would have been $130,000 and $379,000 greater than the reported amounts.

     Costs of product revenues for the three and nine months ended September 30, 2004 included charges of $32,000 and $146,000, respectively, pursuant to our $150,000 minimum royalties payable to the University of California for the year 2004. We estimate that the balance of $4,000 for our 2004 minimum royalties will be covered by sales generated in the fourth quarter of the year. For the three and nine months ended September 30, 2003, costs of product revenues included minimum royalties payable to the University of California of $19,000 and $43,000, respectively.

     Research and development expenses for the three months ended September 30, 2004 were $0, compared to $860,000 for the three months ended September 30, 2003. Research and development expenses for the nine months ended September 30, 2004 were $0, compared to $4.1 million for the nine months ended September 30, 2003. We have discontinued our research and development efforts and do not foresee commencing such activities unless we are acquired, although we have retained a limited number of personnel in this area in contemplation of such an acquisition. The costs of these personnel are included in our sales, marketing, general and administrative expenses. For the three months and nine months ended September 30, 2003, research and development expenses included costs for scientific and product development personnel, material used in the development and validation of high-capacity manufacturing processes, consultants, clinical trials, supplies, maintenance of our quality system, and depreciation of equipment used in research and product development.

     Sales, marketing, general and administrative expenses for the three months ended September 30, 2004 were $2.3 million, compared to $1.3 million for the three months ended September 30, 2003. Sales, marketing, general and administrative expenses for the nine months ended September 30, 2004 were $7.7 million, compared to $5.4 million for the nine months ended September 30, 2003. This increase is a result of maintaining personnel and capacity to resume manufacturing and research and development efforts in the future if we are acquired. We do not expect any significant changes in these expenses without such an acquisition.

     Interest and other income/(expense), net for the three months ended September 30, 2004 was $18,000, compared to $25,000 for the three months ended September 30, 2003. Interest and other income/(expense), net for the nine months ended September 30, 2004 was $116,000, compared to $103,000 for the nine months ended September 30, 2003. Included in interest and other income/(expense), net are earnings on our cash balances and investments.

     Interest expense for the three months ended September 30, 2004 was $1,000, compared to $516,000 for the three months ended September 30, 2003. Interest expense for the nine months ended September 30, 2004 was $429,000, compared to $1.6 million for the nine months ended September 30, 2003. Included in interest expense for the nine months ended September 30, 2004 and 2003 were the interest accrued on our Convertible Debentures and the amortization of the value of the warrants issued in connection with financing agreements. Interest expense decreased for the three and nine months ended September 30, 2004 as a result of the retirement of our Convertible Debentures in March 2004.

     Gain from Sankyo Pharma settlement for the three and nine months ended September 30, 2004 was $0 and $132,000, respectively. During the transition period, which ended June 30, 2004, Sankyo Pharma provided certain distribution and customer services, and we were paid 30% of all monies received for products sold by Sankyo Pharma. Amounts received were recorded as additional “Gain from Sankyo Pharma settlement” in our statement of operations. No gain from Sankyo Pharma settlement amounts were recorded for the three and nine months ended September 30, 2003.

     Gain on early retirement of Convertible Debentures for the three months and nine months ended September 30, 2004 was $0 and $2.9 million, respectively. The following table shows the calculation of this non-cash net gain, in thousands:

Accrued principal and interest at March 22, 2004	$18,425
Less:
Cash paid on retirement	13,750
Valuation of shares issued on retirement	1,295
Write-off of debt issuance and discount costs	489

Net gain	$2,891

Liquidity and Capital Resources

     As of September 30, 2004, our cash, cash equivalents and investments totaled $12.8 million. Net cash used in operating activities for the nine months ended September 30, 2004 was $6.9 million, compared to net cash used in operating activities of $15.4 million for the nine months ended September 30, 2003. Cash used in operating activities for the nine months ended September 30, 2004 was primarily due to the net loss from operations of $4.9 million, which included a non-cash net gain of $2.9 million from the early retirement of our Convertible Debentures in March 2004, and non-cash depreciation of $1.1 million. Cash used in operating activities for the nine months ended September 30, 2003 was primarily due to the net loss from operations of $21.7 million and our Sanofi Aventis payments totaling $3.0 million, partially offset by non-cash charges of $2.6 million of depreciation and amortization of fixed assets and financing costs, and a write-off of $6.0 million of inventory and prepaid materials in 2003.

     Net cash provided by investing activities for the nine months ended September 30, 2004 was $0. Net cash provided by investing activities of $2.3 million for the nine months ended September 30, 2003 resulted primarily from net sales of investments.

     Net cash used in financing activities totaled $13.8 million for the nine months ended September 30, 2004, substantially all of which resulted from the retirement of our Convertible Debentures. Net cash used in financing activities totaled $2.1 million for the nine months ended September 30, 2003 and reflected the payment to our Convertible Debenture holders of $2.0 million in December 2003.

     As of September 30, 2004, our contractual obligations for the next seven years were as follows (in thousands, except for note (1)):

		Amounts Due
		Less than
Contractual Obligations	Total	1 year	1-3 years	3-7 years
Operating lease obligation	$4,079	$850	$1,768	$1,461
Arbitration obligation (Sanofi Aventis)	11,500	4,500	7,000	—
University of California minimum royalties(1)	1,346	146	400	800
Other purchase obligations	540	540	—	—

Total	$17,465	$6,036	$9,168	$2,261

(1)These payments are due under our Exclusive License Agreement, effective January 31, 1995, as amended, and they terminate upon expiration of the last-to-expire patent licensed under this agreement. This expiration date is January 18, 2011. Of the $150,000 minimum royalties due for the year 2004, $4,000 has been paid and $146,000 is due, of which $142,000 has been accrued as of September 30, 2004.

     The level of cash used in operating activities during previous periods is not necessarily indicative of the level of future cash usage. Our long-term cash and capital expenditure requirements will depend primarily on costs associated with seeking and entering into an acquisition or selling all or part of our assets, and the continuing expenditures of our day-to-day operations.

     As of September 30, 2004, we had existing cash, cash equivalents and investments of $12.8 million. However, we have incurred significant net operating losses since our inception, including a loss from operations of $4.9 million for the nine months ended September 30, 2004. We have incurred negative cash flows from operations since our inception. At September 30, 2004, our accumulated deficit was $252.2 million and our stockholders’ equity was $3.2 million.

     As of September 30, 2004, based upon current expectations for operating losses and projected short-term expenditures, we believe that existing cash, cash equivalents, and investments of $12.8 million would be sufficient to meet our existing operating expenses, contractual obligations, and capital expenditure requirements, if any, at least through March 31, 2005. We have incurred recurring operating losses and will require additional cash to continue in operation. Although there has been a substantial reduction in our headcount, suspension of manufacturing and related reduction in costs of product revenues and research and development activities, and other cost-cutting measures, we also expect to receive minimal cash from future product revenues.

     As previously disclosed, we are not currently manufacturing our G2 Biographer or third-generation product and are not conducting research and development on new products. We have been seeking a comprehensive sales, marketing and distribution partner since the latter part of 2003 when our Sales, Marketing and Distribution Agreement with Sankyo Pharma Inc. was terminated. We have recently entered into a non-exclusive distribution agreement with a direct mail supplier of diabetic products; however, we do not expect this to significantly improve product sales, which have been very limited to date. We have also been actively seeking an acquiror for the Company since early 2004 when we hired First Albany Capital Inc. as our exclusive financial advisor in connection with an acquisition of the Company. We have not received any firm commitments for an acquisition to date. We have incurred recurring operating losses and will require additional cash to continue in operation. These conditions raise substantial doubt about our ability to continue as a going concern beyond March 31, 2005. As a result, we have begun to actively consider whether we should cease operations, sell all or some of our assets and liquidate the Company, or seek protection under bankruptcy laws in the event that we are unsuccessful in our efforts to find an acquiror or strategic partner.

Recent Accounting Pronouncement

     On March 31, 2004, the FASB issued its exposure draft, “Share-Based Payment,” which is a proposed amendment to FASB Statement No. 123 (FAS 123). The exposure draft would require all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized based on their fair values in a company’s statement of operations. The FASB expects to issue a final standard late in fiscal year 2004 that would be effective for public companies in their interim and annual periods reporting after June 15, 2005. We have not yet assessed the impact of adopting this new standard.

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

Risks Related to Our Business

     In the event that we are unsuccessful in our efforts to find an acquiror for the Company, we may need to cease operations, sell all or some of our assets and liquidate the Company, or seek protection under bankruptcy laws.

     As previously disclosed, we are not currently manufacturing our G2® Biographer or third-generation product and are not conducting research and development on new products. We have been seeking a comprehensive sales, marketing and distribution partner since the latter part of 2003 when our Sales, Marketing and Distribution Agreement with Sankyo Pharma Inc. was terminated. We have recently entered into a non-exclusive distribution agreement with a direct mail supplier of diabetic products; however, we do not expect this to significantly improve product sales, which have been very limited to date. We have also been actively seeking an acquiror for the Company since early 2004 when we hired First Albany Capital Inc. as our exclusive financial advisor in connection with an acquisition of the Company. We have not received any firm commitments for an acquisition to date. We have incurred recurring operating losses and will require additional cash to continue in operation. These conditions raise substantial doubt about our ability to continue as a going concern beyond March 31, 2005. As a result, we have begun to actively consider whether we should cease operations, sell all or some of our assets and liquidate the Company, or seek protection under bankruptcy laws in the event that we are unsuccessful in our efforts to find an acquiror or strategic partner.

     We may be unable to satisfy our contractual obligations and fixed charges. If we cannot pay amounts due under these obligations, we may need to sell all or some of our assets and liquidate the Company, or seek protection under the bankruptcy laws.

     As of September 30, 2004, we had total liabilities of $12.4 million, of which $5.3 million were current liabilities. We owe $11.5 million to Sanofi Aventis, payable from February 2005 to February 2007, and $4.5 million of this amount is included in current liabilities. Our ability to meet our contractual obligations and other liabilities depends upon our future performance, which will depend upon financial, business and other factors, many of which are beyond our control. We may fail to generate sufficient cash flows in the future to cover our fixed charges or to satisfy our contractual obligations. Historically, we have experienced significant negative cash flows from operations. If we cannot generate sufficient cash flows in the future to permit us to satisfy our contractual obligations or to cover our fixed charges, we may need to sell all or some of our assets and liquidate the Company. We may not successfully complete any of these courses of action. In the event of insolvency, bankruptcy, liquidation, reorganization, dissolution or winding-up of our business or upon default or acceleration related to our obligations, our assets would first be available to pay the amounts due under our obligations. Sanofi Aventis has a subordinate security interest in all of our assets. Holders of our common stock would only receive any assets remaining after satisfaction in full of all obligations.

     We have historically incurred substantial losses, have a history of operating losses, and have an accumulated deficit. We expect continued operating losses and are evaluating plans to cease operations and to sell the assets of the Company.

     We had a net loss of $4.9 million for the nine months ended September 30, 2004. At September 30, 2004, our accumulated deficit and stockholders’ equity were $252.2 million and $3.2 million, respectively. We have experienced recurring operating losses and will require additional cash to continue in operation. We may fail in our efforts to be acquired or sell some or all of our assets in the near future. Although there has been a substantial reduction in our headcount, suspension of manufacturing and related reduction in costs of product revenues and research and development activities, and other cost-cutting measures, we also expect to receive minimal cash from future product revenues. In the event that we are unsuccessful in our efforts to find an acquiror for the Company, we may need to sell all or some of our assets and liquidate the Company, or seek protection under bankruptcy laws. These conditions raise substantial doubt about our ability to continue as a going concern beyond March 31, 2005, and we are evaluating plans to cease operations and to sell some or all of the assets of the Company, including our intellectual property.

     We have recently experienced a significant reduction in our workforce, which has had a material impact on our ability to manufacture our products and conduct research and development on future products.

     On October 9, 2003, we announced a reduction in force of approximately 60% of our workforce and, as of September 30, 2004, we had 22 employees. Because of the magnitude of the workforce reductions, these layoffs have had a material adverse impact on our ability to manufacture our products and our ability to conduct research and development and to expand our operations in the future to meet the potential needs of our customers. As a result of this reduction in force, we are not currently producing any products and our manufacturing and research and development operations have been suspended. Additionally, if we are acquired in the near future, a successor company may need to hire additional employees to learn core competencies in Biographer manufacturing and research and development. We or a successor company may fail in efforts to hire such employees or to learn the level of expertise that we possessed in these areas prior to our reductions in force.

     If we recommence manufacturing, we may not be able to do so in a timely or cost-effective manner and also may not be able to obtain the necessary Biographer and AutoSensor components from third-party suppliers.

     Prior to suspension of our manufacturing, we had very limited medical device manufacturing experience and depended on third-party suppliers for the manufacturing of our Biographer and AutoSensor components. We were responsible for manufacturing the GlucoWatch Biographer and we contracted with a third party, Corium International, Inc., to manufacture our AutoSensors. Thus, we were dependent upon Corium International for such manufacturing. Our products must be manufactured in compliance with regulatory requirements, in a timely manner and in sufficient quantities, while maintaining product performance and quality and a commercially feasible cost of manufacturing. Given the current suspension of manufacturing, it will take time and extra resources if we recommence such manufacturing. Furthermore, we may encounter additional problems if we commence commercial manufacturing of our third-generation product, as we have not manufactured this product in large quantities. Alternatively, we may decide to convert existing G2 Biographers into third-generation Biographers, but we may not be successful in our attempts to do so. Our Biographer and AutoSensor were manufactured from components purchased from outside suppliers, most of which were our single source for such components. Some of these companies are small enterprises that may encounter financial difficulties because of their size. Although we have maintained our existing supply contracts with such third parties (e.g., Hydrogel Design Systems, Inc., Key Tronic Corporation, Sanmina Corporation and E.I. du Pont de Nemours and Company, among others), we do not have contracts with all our suppliers and, given the suspension of our manufacturing, even suppliers with contracts would perhaps need additional time and resources to produce such components were we to instruct them to recommence supply. Even after recommencing manufacturing, if we cannot, for whatever reason, obtain these components from our suppliers or if the components obtained from these suppliers do not pass quality standards, we will be required to obtain the components from alternative suppliers. Additionally, in the event a current supplier is unable to meet our component requirements, we might not be able to rapidly find another supplier of the particular component or an alternative supply of the particular component at the same price or lead time. Any interruption in the supply of Biographer or AutoSensor components or excessive pricing of these components could prevent us from manufacturing our products in the future or could adversely affect our margins.

     To date, our products have not been widely accepted by the market and there is substantial uncertainty relating to product availability, warranty fulfillment, and the like.

     We have focused our efforts on a line of frequent, automatic and non-invasive glucose monitoring devices based on novel technologies. To date, the market has not widely accepted our continuous-type monitoring products that measure glucose from interstitial fluid, perhaps because our products are different from the established blood glucose episodic (“non-continuous”) monitors commercially available and also require additional workload and training. In addition, because our products are based on novel technologies, there can be no assurance that unforeseen problems will not develop with these technologies or that we will be able to successfully address technological challenges that we may encounter. Given the uncertainty of whether we will be acquired, physicians may be hesitant to prescribe our products for their patients and patients may be reluctant to buy our products. Our financial situation has already caused substantial uncertainty relating to product availability, warranty fulfillment, and the like.

     If patients do not receive reimbursement from third-party health care payors, we may be unsuccessful in selling our products to a broad range of customers, and we ourselves do not have the capabilities to seek reimbursement for our products.

     Successful commercialization of our products will depend in large part on whether patients who purchase our products will be reimbursed for the expense by third-party payors, which include private insurance plans, Medicare, Medicaid and other federal health care programs. Currently, our products do not have widespread reimbursement. Third-party payor reimbursement for our products is occurring on a plan-by-plan and often case-by-case basis. There can be no assurance that additional or widespread reimbursement will be available in a sufficient time frame, or at all. We will need to have a partner who has substantial expertise and resources in managed care so as to work with third-party health care payor organizations to obtain such reimbursement coverage. We do not have the resources, expertise or infrastructure to perform these functions ourselves. Third-party payors, including federal health care programs and managed care and other private insurance plans, are increasingly seeking to contain health care costs by limiting the coverage of, and the amount of reimbursement for, new diagnostic products. As a result, adequate levels of reimbursement may not be available for patients, many of whom may therefore not purchase our products. If meaningful reimbursement from third-party payors is not available, or if the process of obtaining such reimbursement takes too long, we may not be able to achieve a level of market acceptance of our products, and we may not be able to maintain price levels sufficient to realize an adequate return on our investment.

     Our product pipeline is severely limited, so the failure of the market to accept our glucose monitoring products could result in the failure of our entire business.

     We are exclusively focused on a line of frequent, automatic and non-invasive glucose monitoring devices. To be successful, we will need to continue to develop glucose monitoring products that address the needs of people with diabetes; however, in light of our recent reduction in force and expenses associated with product research and development, our ability to produce new products has been materially impaired. Our third-generation product has been approved by the FDA, however we currently cannot make plans for its commercialization or for converting our G2 Biographers to third-generation products. Additionally, a successor may choose to discontinue our Biographer products. Furthermore, without additional resources, we are not currently able to work on developing future glucose monitoring products.

     We may be subject to product recalls or product liability claims that are costly to defend and could limit our ability to sell our products in the future or could damage our reputation.

     The design, development, manufacture and use of our medical products involve an inherent risk of product recalls and product liability claims and associated adverse publicity. Makers of medical products may face substantial liability for damages in the event of product failure or allegations that the product caused harm. Product liability insurance is expensive and, although we presently have such insurance, it is difficult to maintain as well as to expand coverage under it. We may become subject to product liability claims, our current insurance may not cover such claims and adequate insurance may not be available on acceptable terms in the future. We also could be held liable for damages in excess of the limits of our insurance coverage. Regardless of insurance coverage, any claim or product recall could stop us from selling our products and could create significant adverse publicity that might harm our credibility and decrease market acceptance of our products.

     We may not continue to receive regulatory approval of our products from the FDA or foreign agencies. If we do not receive regulatory approval from an agency, we will not be able to sell our products or generate revenue in that agency’s jurisdiction.

     The design, manufacturing, labeling, distribution and marketing of our products are subject to extensive and rigorous government regulation in the United States and certain other countries where the process of obtaining and maintaining required regulatory clearance or approvals is lengthy, expensive and uncertain. A medical device and its manufacturer are subject to continual review after approval, and later discovery of previously unknown problems with a product or the manufacturing process may result in restrictions on such product or the manufacturer, including withdrawal of the product from the market. Failure to comply with applicable regulatory requirements may result in, among other things, fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution. In addition, new government regulations may be established that could delay or prevent regulatory approval of our potential products. We are also subject to federal, state and local regulations regarding workplace safety, environmental protection and hazardous material controls, among others, and failure to comply with these regulations may result in similar consequences. Additionaly, the FDA may not approve additional future enhancements and possible manufacturing changes, if any, to the Biographers and the AutoSensors or it may require us to file one or more new PMA applications rather than allowing us to supplement our existing PMA application. Even if the FDA grants us expedited review status on an application for approval, obtaining approval of a PMA or a PMA supplement could take a substantial period of time, and the FDA may not ultimately grant such approval. Moreover, even if regulatory approval is granted, such approval may include significant limitations on intended uses for which any such products could be marketed.

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

     Our registered or unregistered trademarks or trade names, such as the marks “GlucoWatch” and “G2,” may be challenged, canceled, infringed upon, circumvented, declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, without which we may be unable to build brand loyalty. Brand recognition is critical for establishing our products in the marketplace, especially if we commercialize future enhancements to our products. Moreover, if our trademarks are found to infringe on marks belonging to third parties, we may be forced to market our products under a different name, possibly requiring a costly and difficult re-branding effort, and we could be ordered to pay damages to a third party.

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

     Our ability to continue as an ongoing business and to be acquired in the near future depends significantly upon retaining our remaining key personnel, which is difficult in light of our current business situation. In the event that we are acquired and a successor company recommences Biographer manufacturing and research and development, additional employees may need to be hired to learn core competencies in Biographer manufacturing and research and development. Substantial competition exists for such personnel, and we or a successor may not be able to attract and retain these individuals. We compete with numerous pharmaceutical, health care and software companies, as well as universities and non-profit research organizations, in the northern California business area.

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

     The market price for shares of our common stock has been highly volatile. Factors such as our ability to be acquired in the near future or to sell all or some of our assets, sales levels of our products, litigation outcomes, recalls of our products, developments relating to our patents or proprietary rights or those of our competitors, and period-to-period fluctuations in financial results may have a significant impact on the market price of our common stock. Additionally, following periods of volatility in the market price for a company’s securities, securities class action litigation may be instituted. Such litigation could result in substantial costs to us and further divert management’s attention and resources.

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

Item 4. Controls and Procedures.

     a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(d)) that ensure that information relating to the Company required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized, and reported in a timely and proper manner. Based upon this review, we believe that the controls and procedures in place are effective to ensure that information relating to the Company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act is properly disclosed as required by the Exchange Act and related regulations.

     b) Changes in internal controls. No change in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred in the nine months ended September 30, 2004 has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     On December 15, 1999, we completed the sale of substantially all of our drug delivery business segment assets to Ortho-McNeil Pharmaceutical, Inc. (“Ortho-McNeil”). Under the terms of our agreement, Ortho-McNeil was subject to paying up to an additional $55.0 million in cash, contingent on the achievement of certain milestones. Of this $55.0 million, $20.0 million was not paid to us because certain Ortho-McNeil technical and regulatory accomplishments relating to the Ortho Evra® (Johnson & Johnson, New Brunswick, New Jersey) contraceptive patch were not met, and $34.6 million that we claim is owed to us is currently under dispute. Both parties have retained outside legal counsel and, on February 23, 2004, we invoked the mediation provisions set forth in our Asset Purchase Agreement. Thereafter, the parties agreed to waive the mediation provisions and to enter into binding arbitration as set forth in our Asset Purchase Agreement and, on April 15, 2004, we provided notice of arbitration to Ortho-McNeil. On November 1, 2004, the parties provisionally selected a panel of three arbitrators.

Item 6. Exhibits.

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

CYGNUS, INC.

Date: November 12, 2004	By:	/s/ John C Hodgman

John C Hodgman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2004	By:	/s/ Craig W. Carlson

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