Form 10-K
period 2004-12-31
CYGNUS INC /DE/
filed 2005-03-16
CIK 870755

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).      Yes     ☐          No ☑
      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the last reported sale of its common stock on June 30, 2004 of $0.30 as reported on the Nasdaq OTC Bulletin Board was $12,302,775. Shares of common stock held by each officer and director and person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.
41,009,251
(Number of shares of common stock outstanding as of March 7, 2005)

CYGNUS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

PART I

Item 1.	Business.
Overview
      This report contains certain forward-looking statements, including statements concerning the value of our net assets; the outcome of the arbitration matter with Ortho-McNeil Pharmaceutical, Inc.; the ability to satisfy our obligations without resorting to protection under the bankruptcy laws; the timing and amounts of distribution of liquidation proceeds to stockholders; the estimates of ongoing expenses, including legal expenses in pursuing the arbitration matter; and the likelihood of stockholder value resulting from the sale of substantially all of our assets. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from our expectations of future results, performance or achievements expressed or implied by such forward-looking statements. These risks include the risk that we may not obtain stockholder approval of the asset sale and the Plan of Complete Liquidation and Dissolution or satisfy the other closing conditions to the asset sale, that we may incur additional liabilities that we do not now anticipate, that our expenses may be higher than estimated and that the settlement of our liabilities could be higher than expected or that the arbitration matter does not result in a favorable outcome for us, all of which conditions could substantially reduce the distribution to our stockholders. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future events or results. Except as may be required under federal law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur.
      Cygnus was incorporated in California in 1985 and was reincorporated as a Delaware corporation in 1995. Our principal executive offices are located at 400 Penobscot Drive, Redwood City, California 94063, our telephone number at that address is (650) 369-4300 and our facsimile number at that address is (650) 369-5318. Additionally, our corporate website is www.cygn.com.
      On December 16, 2004, we entered into an Asset Purchase Agreement with Animas Corporation and Animas Technologies LLC (collectively, “Animas”) for the sale of substantially all of our assets (other than our cash and cash equivalents, accounts receivable, and our claims in the arbitration matter with Ortho-McNeil Pharmaceutical, Inc. described below) including our intellectual property, product development and production equipment, regulatory package, inventory and certain assumed contracts, including all supplier, manufacturing and license agreements related to our products, to Animas for $10.0 million in cash. Upon the closing of the asset sale, we will satisfy our remaining renegotiated arbitration obligation to Sanofi-Aventis ($10.0 million, if paid prior to February 28, 2006) in order to release our assets, including our intellectual property, from the security interests that Sanofi-Aventis has in those assets. On February 9, 2005, we filed our definitive Proxy Statement on Schedule 14A with the Securities and Exchange Commission (SEC), seeking stockholder approval for the asset sale and for a Plan of Complete Liquidation and Dissolution. A special meeting of our stockholders to vote on these matters has been scheduled for March 23, 2005. We must vacate our Redwood City, California, facility on or before March 31, 2005 pursuant to our Lease Termination Agreement with our landlord executed on December 16, 2004. Thereafter, it is anticipated that only two employees will remain to continue the arbitration matter and the wind-down of the Company.
      Under the Asset Purchase Agreement with Animas, we would retain the rights to the arbitration matter, which pertains to our claims arising out of the 1999 sale of substantially all of our drug delivery business assets to Ortho-McNeil Pharmaceutical, Inc. (“Ortho-McNeil”), a Johnson & Johnson company. We are seeking $34.6 million in the arbitration matter. The arbitration process is at an early stage, and the outcome of the arbitration matter is inherently uncertain. Although we believe we have meritorious claims, it is possible that we could receive no recovery at all. This is a risk inherent in all litigation. We intend to vigorously pursue our claims in the arbitration matter until final resolution, although our Board of Directors will have the discretion to resolve the arbitration matter at any time it determines such course to be in the best interests of our creditors and stockholders. The parties and arbitration panel have scheduled the hearing on the arbitration matter to occur in mid-September to early October 2005. Upon final resolution, we intend to satisfy (or provide for) any and all of our remaining obligations and to file a certificate of dissolution with the Delaware secretary of state pursuant to our Plan of Complete Liquidation and Dissolution. There can be no assurance that our funds, including those received from the proceeds of the asset sale to Animas, will be sufficient to pursue the arbitration matter to a satisfactory resolution.
      If the asset sale to Animas is not completed, whether due to the failure of stockholders to approve the transaction or to the failure to satisfy closing conditions, we would likely file for, or be forced to resort to, bankruptcy protection and it is unlikely that there would be funds available for a distribution to stockholders. These conditions raise substantial doubt about our ability to continue as a going concern. The Report of Independent Registered Public Accounting Firm, which is part of this report, highlights our condition in a going concern qualification in paragraph four thereof.
      We have developed and manufactured frequent, automatic and non-invasive glucose monitoring devices. Our devices are designed to provide more data to individuals and their physicians and enable them to make better-informed decisions on how to manage diabetes. We began the U.S. market launch of our first-generation GlucoWatch® Biographer on April 15, 2002. On March 21, 2002, the U.S. Food and Drug Administration (FDA) approved our second-generation product, the GlucoWatch G2® Biographer, and this product was launched in the United States on September 16, 2002 under our now-terminated Sales, Marketing and Distribution Agreement with Sankyo Pharma Inc. (“Sankyo Pharma”). On August 28, 2002, we received approval from the FDA of our supplemental pre-market approval (PMA) application for use of the GlucoWatch G2 Biographer by children and adolescents (ages 7 to 17). On December 4, 2003, we announced that the FDA approved our third-generation product. Compared with our second-generation product, this improved Biographer and AutoSensor system focuses on enhancing customer satisfaction and ease of use; however, it is not yet commercially available. All of our product line is part of the asset sale to Animas.
Cygnus in the Year 2004
      In February 2004, we invoked the mediation provisions set forth in our 1999 Asset Purchase Agreement with Ortho-McNeil regarding $34.6 million in disputed milestone payments that we are seeking relating to the sale of substantially all our drug delivery business to Ortho-McNeil. Thereafter, the parties agreed to waive the mediation provisions and to enter into binding arbitration as set forth in our Asset Purchase Agreement and, on April 15, 2004, we provided notice of arbitration to Ortho-McNeil.
      Also in February 2004, we retained First Albany Capital Inc. to act as our exclusive financial advisor in connection with a possible merger, consolidation, reorganization, business combination, sale of a substantial portion of our assets or sale of more than 50% of our stock, or acquisition of the Company.
      In February 2004, the FDA approved our PMA supplement that expanded our G2 Biographer labeling to include a description of pre-treatment products and a method to minimize effects of skin irritation without affecting the accuracy of G2 Biographer glucose measurements. These pre-treatment products are Kenalog® (Westwood-Squibb Pharmaceuticals, Inc., Buffalo NY) aerosol spray and Cortizone-10 Quick Shot® (Pfizer Inc., New York NY) spray.
      In March 2004, we entered into an Exchange Agreement with our debenture holders and retired all of our outstanding convertible debentures in exchange for an aggregate of $13.8 million in cash and 2.5 million shares of our common stock valued at $1.3 million. As of March 22, 2004, the principal and accrued interest on the convertible debentures totaled $18.4 million. As a result of this exchange, we recorded a non-cash gain of $2.9 million from the early retirement of our convertible debentures in the three months ended March 31, 2004. Although this exchange significantly reduced our liquidity in the near term, we will benefit over the course of the repayment period because we were able to retire the debentures at less than face value. In connection with the exchange, we also canceled all outstanding warrants to purchase our common stock that had been issued to the debenture holders and terminated the registration rights agreement associated with the convertible debentures. Additionally, the security interests in our assets held by the debenture holders have been terminated.
      In March 2004, we notified our investors that we were electing to terminate our remaining equity line agreement with them, which had a commitment period ending December 31, 2004, in light of the fact that we did not believe we would be able to draw on this facility anytime in the foreseeable future. We had not utilized any portion of this equity line. Because we did not expect to be able to draw on this facility, as a practical matter, we do not expect our termination of this equity line to have any impact on our liquidity.
      In June 2004, we dissolved Cygnus (UK) Limited, a wholly owned subsidiary of Cygnus, Inc. in the United Kingdom.
      Also in June 2004, we assumed responsibility for certain transition services relating to distribution and customer service for our products that were previously provided by Sankyo Pharma, pursuant to our Agreement for Global Resolution and Mutual Release of All Claims (“Global Resolution”) entered into on December 23, 2003. Certain customer service functions, such as product information request fulfillment and medical/professional inquiries, that were previously provided by Sankyo Pharma are now being handled by us internally.
      In July 2004, we entered into a non-exclusive distribution agreement for the G2 Biographer in the United States with Diabetic Promotions, a direct-mail supplier of diabetic products. Additionally, on July 14, 2004, we announced a special one-time low pricing offer for our G2 Biographers and AutoSensors in the United States, expiring upon the earlier of December 31, 2004 or when 10,000 G2 Biographers and 500,000 AutoSensors have been sold. This special price was extended through the first quarter of 2005.
      As of July 22, 2004, the expiration dating for our AutoSensors was extended from 24 months to 36 months based on data obtained under an FDA-approved stability testing protocol.
      In December 2004, we entered into the Asset Purchase Agreement with Animas for the sale of substantially all of our assets (other than our cash and cash equivalents, accounts receivable, and our claims in the arbitration matter with Ortho-McNeil) including our intellectual property, product development and production equipment, regulatory package, inventory and certain assumed contracts, including all supplier, manufacturing and license agreements related to our products, to Animas for $10.0 million in cash.
      Also in December 2004, we signed a Lease Termination Agreement with our Redwood City, California, facility landlord whereby we paid a termination fee of $500,000, forfeited our security deposit of approximately $78,000 and will leave certain fully depreciated trade fixtures, equipment and furniture in the facility when we vacate on or before March 31, 2005. The early termination relieved us of our contractual obligations of approximately $3.7 million for the remaining lease term through April 30, 2009.
Recent Developments
      In January 2005, our director Walter B. Wriston passed away. Mr. Wriston had served on the board of Cygnus since 1992. Subsequently, the Board of Directors amended our Bylaws to set the number of our Board of Directors at four.
      In January 2005, we entered into a Second Amendment to the Final Arbitration Award with Sanofi-Aventis to fully satisfy the remaining royalty payments owed to Sanofi-Aventis, pursuant to a 1997 Final Arbitration Award in exchange for an aggregate of $10.0 million, subject to certain terms and conditions. Prior to this Second Amendment, the royalty payments totaled $11.5 million and were payable as follows: $4.5 million on February 28, 2005; $4.0 million on February 28, 2006; and $3.0 million on February 28, 2007. Our renegotiated arbitration obligation to Sanofi-Aventis requires payments totaling $10.0 million if payments are made prior to February 28, 2006. Additionally, in the event the asset sale has not closed with Animas prior to March 31, 2005, we will owe $4.5 million at that time to Sanofi-Aventis, and $5.5 million upon close of the asset sale, for a total of $10.0 million. In the event, however, that we have not paid this $5.5 million prior to

February 28, 2006, we will then owe $4.0 million at that time to Sanofi-Aventis and $3.0 million in February 2007, for a total of $11.5 million. The Security Agreements granting Sanofi-Aventis a subordinate security interest in all of our assets, including our U.S. Patents and patent applications then existing or thereafter arising, will remain in full force and effect until the satisfaction of the renegotiated arbitration obligation.
      On February 17, 2005, the panel of three arbitrators in our arbitration with Ortho-McNeil was definitively selected, and the next steps will be to meet with the arbitrators, agree upon procedures for discovery and set timelines for such discovery and the hearing, which is to occur no more than nine months from the date the arbitrators were selected.
      Commencing March 21, 2005, we will rent an office in San Francisco, California, on a month-to-month lease, with an initial three-month term, to continue the arbitration matter and the wind-down of the Company, after we vacate our Redwood City, California, facilities on March 31, 2005.
Field of Managing Diabetes with Glucose Monitoring
      Diabetes typically is a chronic, progressively debilitating disease in which the body loses its ability to maintain normal glucose levels. Diabetes is a leading cause of death by disease in the United States. Under normal conditions, the body maintains proper glucose levels by releasing insulin, a hormone secreted by the pancreas, in response to increases in blood sugar. Insulin is a hormone that regulates the storage and metabolism of glucose. Glucose levels must be maintained within a specific concentration range to ensure optimal cellular function and health. Diabetes develops when the pancreas is unable to produce sufficient levels of insulin or the body is unable to utilize insulin to effectively control glucose metabolism. Diabetes can lead to severe long-term health complications, including blindness, kidney disease, heart disease, stroke, nerve damage and peripheral vascular disease, potentially leading to amputation. Diabetes usually is classified as Type 1 or Type 2. Type 1 diabetes is characterized by a severe lack of insulin secretion by the body’s pancreas and generally occurs during childhood or adolescence. Individuals with Type 1 diabetes require daily insulin injections to survive. Type 2 diabetes is the most common form of the disease and is characterized by the body’s inability to produce enough insulin or to properly utilize insulin because of tissue resistance to insulin and typically occurs in adulthood.
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
      A number of companies are developing invasive methods to monitor glucose concentrations in interstitial fluid to provide frequent and automatic readings. For example, Medtronic, Inc., through its subsidiary Medtronic MiniMed, currently markets a device that must be inserted subcutaneously by a physician into the patient’s abdominal region. Glucose readings taken over a period of up to three days can only be retrieved by a physician, who must extract the device and download the data. A patient version of this device has recently been approved by the FDA, although the user only receives alarms and not glucose readings. Additionally, TheraSense, Inc., owned by Abbott Laboratories, has a subcutaneous continuous glucose monitoring device under FDA review. Companies are also developing technologies that provide non-invasive extraction for episodic readings.
Our GlucoWatch G2 Biographer Solution
      Standard methods for measuring glucose, in which skin is lanced and a blood sample is obtained for measurement, are inconvenient and disruptive to the user. Because of this, the vast majority of people with diabetes do not perform the frequent glucose testing that is necessary to provide adequate information to manage diabetes, despite substantial clinical evidence of the benefits of more intensive diabetes management. Our GlucoWatch G2 Biographer provides readings frequently, automatically and non-invasively, up to six times an hour, for up to 13 hours, day or night, and is designed to enable people with diabetes and their physicians and other caregivers to identify trends and track patterns in glucose levels that would be difficult to detect with current testing techniques. Our GlucoWatch G2 Biographer system consists of two components: a durable component known as the Biographer, and a consumable component known as the AutoSensor. The GlucoWatch G2 Biographer uses an extremely low electrical current to extract glucose molecules through the skin, using patented sampling processes. The glucose is extracted from interstitial fluid that surrounds cells, rather than from blood, eliminating the need for multiple finger or alternative-site pricks to provide glucose readings. The G2 Biographer can be worn on the forearm like a watch, analyzing and responding to data received from the AutoSensor. The AutoSensor uses proprietary biosensor technology and snaps into the back of the Biographer. The AutoSensor is calibrated with a standard blood glucose measurement. After a two-hour warm-up period during which no glucose readings are displayed, the AutoSensor automatically and non-invasively extracts and measures glucose as often as every 10 minutes for a period of up to 13 hours before requiring replacement, thus the user can receive up to six glucose readings per hour. The GlucoWatch G2 Biographer is not intended to replace existing glucose measurement methods, but is intended to supplement blood glucose testing and provide more frequent information about glucose levels. In the United States, the GlucoWatch G2 Biographer is sold as an adjunctive prescription device. Our third-generation GlucoWatch Biographer and AutoSensor system, which was recently approved by the FDA, focuses on enhancing customer satisfaction and ease of use, but is not yet commercially available. All of our product line is part of the asset sale to Animas.
Status of our Business
      Our Biographer products have not been widely accepted by the market due, we believe, to a combination of factors, including adoption barriers for new technology, the need for a paradigm shift in the management of diabetes, lack of widespread medical reimbursement and the performance characteristics of the device. We do not have the resources or infrastructure to perform the full range of functions necessary to successfully market and sell our products. Our Biographer products require a sizeable sales force to create product awareness and provide education to health care professionals and end-user customers, a managed care sales force to work with national and regional health plans to secure medical reimbursement, significant advertising and promotional resources, a variety of customer support and education programs, a technical support group, logistics and distribution expertise and personnel, and marketing management resources and personnel. We ceased research and development activities and product manufacturing in the fourth quarter of 2003.
      On December 16, 2004, we entered into an Asset Purchase Agreement with Animas for the sale of substantially all of our assets (other than our cash and cash equivalents, accounts receivable, and our claims in the arbitration matter with Ortho-McNeil) including our intellectual property, product development and production equipment, regulatory package, inventory and certain assumed contracts, including all supplier, manufacturing and license agreements related to our products, to Animas for $10.0 million in cash. Upon the closing of the asset sale, we would satisfy our remaining renegotiated arbitration obligation to Sanofi-Aventis ($10.0 million, if paid prior to February 28, 2006) in order to release our assets, including our intellectual property, from the security interests that Sanofi-Aventis has in those assets. On February 9, 2005, we filed our definitive Proxy Statement on Schedule 14A with the SEC, seeking stockholder approval for the asset sale and for a Plan of Complete Liquidation and Dissolution. We anticipate that the asset sale, if approved, will close in the first quarter of 2005 and, additionally, we must vacate our Redwood City, California, facility on or before

March 31, 2005, pursuant to our Lease Termination Agreement with our landlord. Thereafter, it is anticipated that only two employees will remain to continue the arbitration matter and the wind-down of the Company.
      If the asset sale to Animas is not completed, whether due to the failure of stockholders to approve the transaction or to the failure to satisfy closing conditions, we would likely file for, or be forced to resort to, bankruptcy protection and it is unlikely that there would be funds available for a distribution to stockholders. These conditions raise substantial doubt about our ability to continue as a going concern. The Report of Independent Registered Public Accounting Firm, which is part of this report, highlights our condition in a going concern qualification in paragraph four thereof.
Research and Development Expenses
      In 2003, we discontinued our research and development efforts although we retained a very limited number of personnel in this area. In 2004, the costs of these personnel are included in our sales, marketing, general and administrative expenses because these personnel were not performing any research or development subsequent to December 31, 2003. In the past, research and development expenses included costs for scientific and product development personnel, material used in the development and validation of high-capacity manufacturing processes, consultants, clinical trials, supplies, maintenance of our quality system, depreciation of equipment used in research and product development, and facilities allocations. Research and development expenditures totaled $0, $5.1 million, and $13.9 million in 2004, 2003 and 2002, respectively.
Intellectual Property
      It is our policy to aggressively protect our investments in technology and marketing by filing patent and trademark applications in the United States and key foreign countries. As of December 31, 2004, we had 39 issued U.S. patents and 198 issued foreign patents, with approximately 42 additional patent applications pending worldwide, for a total of 279 U.S. and foreign patents and patent applications. These patents and applications cover our algorithms and data processing, biosensors, and reverse iontophoresis methodologies for glucose and other analytes and represent more than 30 patent families. As of December 31, 2004, we had 17 U.S. trademark registrations, with 2 U.S. trademark applications pending or published, and 70 foreign trademark registrations, with approximately 9 additional foreign trademark applications pending, for a total of 98 U.S. and foreign trademark registrations and applications. Our “GlucoWatch” trademark is registered in the United States, the European Community, Japan, and other countries.
      Additionally, we have an exclusive license from The Regents of the University of California relating to their U.S. and foreign patents covering technology for transdermal extraction of glucose and other analytes.
      All of our intellectual property and our exclusive license will be assigned to Animas at the closing of our Asset Purchase Agreement.
Customers
      Our 2004 revenues consisted of product revenues. Of our product revenues, 74% related to sales of our products to Diabetic Promotions in the United States. The majority of the remainder of our product revenues resulted from product sales to end-user customers in the United Kingdom.
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
      Our applicable and transferable regulatory approvals will be assigned to Animas at the closing of our Asset Purchase Agreement.
      We hold a Medical Device Manufacturing License from the California Department of Health Services, Food and Drug Branch and a Device Establishment Registration Number from the Center for Devices and Radiological Health branch of the FDA for our facility, which will be vacated by March 31, 2005. We comply with ISO 13485 standards.
      The licenses and permits specific to our facility will not be transferred to Animas at the closing of our Asset Purchase Agreement.
Employees
      As of December 31, 2004, we had a total of 20 full-time employees, all in the United States. Of this total number of employees, 9 were in technical functions and 11 were in general administration. None of our employees is represented by a labor union. We have not experienced any labor-related work stoppages and we believe we have good relations with our employees.
Available Information
      Our corporate website is www.cygn.com. We make available free of charge, through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after we electronically file such reports with the SEC (and such reports are also available at www.sec.gov). Information contained on our website is not part of this Report.

Item 2.	Properties.
      In December 2004, we signed a lease termination agreement with our Redwood City, California, facility landlord whereby we paid a termination fee of $500,000, forfeited our security deposit of approximately $78,000 and will leave certain fully depreciated trade fixtures, equipment and furniture in the facility when we vacate on or before March 31, 2005. The early termination relieved us of our contractual obligations of approximately $3.7 million for the remaining lease term through April 30, 2009.

Item 3.	Legal Proceedings.
      On December 15, 1999, we completed the sale of substantially all of our drug delivery business segment assets to Ortho-McNeil. Under the terms of our agreement, Ortho-McNeil was subject to paying up to an additional $55.0 million in cash, contingent on the achievement of certain milestones. Of this $55.0 million, $20.0 million was not paid to us because certain Ortho-McNeil technical and regulatory accomplishments relating to the Ortho Evra® (Johnson & Johnson, New Brunswick, New Jersey) contraceptive patch were not met, and $34.6 million that we claim is owed to us is currently under dispute. Both parties have retained outside legal counsel and, on February 23, 2004, we invoked the mediation provisions set forth in our 1999 Asset Purchase Agreement. Thereafter, the parties agreed to waive the mediation provisions and to enter into binding arbitration as set forth in our Asset Purchase Agreement and, on April 15, 2004, we provided notice of arbitration to Ortho-McNeil. In November 2004, the parties provisionally selected a panel of three arbitrators. On February 17, 2005, the panel of three arbitrators was definitively selected, and the next steps will be to meet with the arbitrators, agree upon procedures for discovery and set timelines for such discovery and the hearing, which is to occur no more than nine months from the date the arbitrators were selected.

Item 4.	Submission of Matters to a Vote of Security Holders.
      None in the fourth quarter of 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      Our common stock is currently trading on the OTC Bulletin Board under the symbol “CYGN.” The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock, as quoted on the OTC Bulletin Board.

	High	Low

Year Ended December 31, 2004:
Fourth Quarter	$0.17	$0.07
Third Quarter	0.30	0.07
Second Quarter	0.56	0.22
First Quarter	0.86	0.33

Year Ended December 31, 2003:
Fourth Quarter	$0.72	$0.07
Third Quarter	0.67	0.36
Second Quarter	1.09	0.27
First Quarter	0.72	0.25
      On March 2, 2005, the last reported sale price of our common stock on the OTC Bulletin Board was $0.12 per share and there were 972 record holders of our common stock. We have never paid any cash dividends on our capital stock and do not expect to pay cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
      None.

Item 6.	Selected Financial Data.
      The selected consolidated financial data presented below are derived from the audited consolidated financial statements of Cygnus. The following data should be read in conjunction with the consolidated financial statements and related notes, the information set forth under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included herein.

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Net product revenues	$556	$2,684	$3,453	$489	$—
Contract revenues	—	234	401	5,300	1,052

Total revenues	556	2,918	3,854	5,789	1,052
Costs and expenses:
Costs of product revenues	240	15,447	6,396	271	—
Research and development	—	5,119	13,883	27,405	21,170
Sales, marketing, general and administrative	11,369	6,440	22,544	15,481	10,072

Total costs and expenses	11,609	27,006	42,823	43,157	31,242

Loss from operations	(11,053)	(24,088)	(38,969)	(37,368)	(30,190)
Interest and other income/(expense), net	170	114	417	2,416	1,970
Interest expense	(430)	(2,210)	(3,153)	(3,721)	(3,687)
Gain from Sankyo Pharma settlement	132	75,825	—	—	—
Gain on early retirement of Convertible Debentures	2,891	—	—	—	—

Income/(loss) before income taxes	(8,290)	49,641	(41,705)	(38,673)	(31,907)
Provision for/(benefit from) income taxes	(198)	199	23	527	100

Net income/(loss) before cumulative effect of a change in accounting principle	(8,092)	49,442	(41,728)	(39,200)	(32,007)
Cumulative effect of a change in accounting principle	—	—	—	—	(5,026)

Net income/(loss)	$(8,092)	$49,442	$(41,728)	$(39,200)	$(37,033)

Amounts per share, basic:
Income/(loss) before cumulative effect of a change in accounting principle	$(0.20)	$1.28	$(1.11)	$(1.31)	$(1.22)
Cumulative effect of a change in accounting principle	—	—	—	—	(0.19)

Net income/(loss)	$(0.20)	$1.28	$(1.11)	$(1.31)	$(1.41)

Shares used in computation of amounts per share, basic	40,444	38,480	37,580	30,028	26,315

Amounts per share, diluted:
Income/(loss) before cumulative effect of a change in accounting principle	$(0.20)	$1.01	$(1.11)	$(1.31)	$(1.22)
Cumulative effect of a change in accounting principle	—	—	—	—	(0.19)

Net income/(loss)	$(0.20)	$1.01	$(1.11)	$(1.31)	$(1.41)

Shares used in computation of amounts per share, diluted	40,444	49,640	37,580	30,028	26,315

	December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$10,317	$33,483	$26,617	$23,749	$22,939
Working capital/(deficiency)	$6,993	$18,265	$(12,438)	$6,480	$9,869
Total assets	$12,670	$37,707	$40,477	$35,681	$32,889
Long-term obligations	$7,000	$14,830	$35,690	$33,101	$32,189
Accumulated deficit	$(255,401)	$(247,309)	$(296,751)	$(255,023)	$(215,823)
Total stockholders’ equity/(net capital deficiency)	$(7)	$6,822	$(42,622)	$(18,048)	$(13,023)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      This report contains certain forward-looking statements, including statements concerning the value of our net assets; the outcome of the arbitration matter with Ortho-McNeil Pharmaceutical, Inc.; the ability to satisfy our obligations without resorting to protection under the bankruptcy laws; the timing and amounts of distribution of liquidation proceeds to stockholders; the estimates of ongoing expenses, including legal expenses in pursuing the arbitration matter; and the likelihood of stockholder value resulting from the sale of substantially all of our assets. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from our expectations of future results, performance or achievements expressed or implied by such forward-looking statements. These risks include the risk that we may not obtain stockholder approval of the asset sale and the Plan of Complete Liquidation and Dissolution or satisfy the other closing conditions to the asset sale, that we may incur additional liabilities that we do not now anticipate, that our expenses may be higher than estimated and that the settlement of our liabilities could be higher than expected or that the arbitration matter does not result in a favorable outcome for us, all of which conditions could substantially reduce the distribution to our stockholders. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future events or results. Except as may be required under federal law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur.
      This information should be read in conjunction with our consolidated financial statements and accompanying notes thereto in the F-pages of this report.
Overview
      On December 16, 2004, we entered into an Asset Purchase Agreement with Animas for the sale of substantially all of our assets (other than our cash and cash equivalents, accounts receivable, and our claims in the arbitration matter with Ortho-McNeil) including our intellectual property, product development and production equipment, regulatory package, inventory and certain assumed contracts, including all supplier, manufacturing and license agreements related to our products, to Animas for $10.0 million in cash. Upon the closing of the asset sale, we would satisfy our remaining renegotiated arbitration obligation to Sanofi-Aventis ($10.0 million, if paid prior to February 28, 2006) in order to release our assets, including our intellectual property, from the security interests that Sanofi-Aventis has in those assets. On February 9, 2005, we filed our definitive Proxy Statement on Schedule 14A with the SEC, seeking stockholder approval for the asset sale and for a Plan of Complete Liquidation and Dissolution. We anticipate that the asset sale, if approved, will close in the first quarter of 2005 and, additionally, we must vacate our Redwood City, California, facility on or before March 31, 2005, pursuant to our Lease Termination Agreement with our landlord. Thereafter, it is anticipated that only two employees will remain to continue the arbitration matter and the wind-down of the Company. We will not generate any revenues and estimate that our ongoing cash expenses, including legal fees for the arbitration and auditing fees, would be approximately $800,000 per quarter for the second, third, and fourth quarters of 2005. We are seeking $34.6 million in damages in our arbitration with Ortho-McNeil; however, it is impossible to predict whether we will prevail in the arbitration or to determine the amount of money, if any, that we will recover.
      If the asset sale to Animas is not completed, whether due to the failure of stockholders to approve the transaction or to the failure to satisfy closing conditions, we would likely file for, or be forced to resort to, bankruptcy protection and it is unlikely that there would be funds available for a distribution to stockholders. These conditions raise substantial doubt about our ability to continue as a going concern. The Report of Independent Registered Public Accounting Firm, which is part of this report, highlights our condition in a going concern qualification in paragraph four thereof.

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
      During the first two quarters of 2004, Sankyo Pharma provided certain distribution and customer services and we received 30% of all monies received for products sold by them. Amounts received were recorded as additional “Gain from Sankyo Pharma settlement” in our statement of operations, and we did not record any product revenues for these sales. On July 1, 2004, we entered into a non-exclusive distribution agreement for the G2 Biographer in the United States with Diabetic Promotions, a direct-mail supplier of diabetic products. For the year ended December 31, 2004, 75% of our product revenues were generated from U.S. sales and 25% of our product revenues were generated from U.K. sales. We recognize revenues for U.S. sales when we ship products to Diabetic Promotions. Diabetic Promotions does not have a right of return for such products. For sales in the United Kingdom, we recognize revenues when product is shipped to end-user customers.
      In 2003, revenues in the United States generated from our shipments of product to Sankyo Pharma for resale under our now-terminated Sales, Marketing and Distribution Agreement were deferred until the product was sold by Sankyo Pharma to its third-party customers, because the net price of our product sales to Sankyo Pharma was subject to certain contractual pricing adjustments. Product revenues recorded by us for the first three calendar quarters of 2003 were net of these adjustments; however, product revenues recorded for the fourth quarter ended December 31, 2003 were not subject to such adjustments because our Sales, Marketing and Distribution Agreement with Sankyo Pharma had been terminated, pursuant to the Global Resolution. Revenues generated from our shipments of sample and practice Biographers to Sankyo Pharma were recognized when all the above conditions for recognition of product sales were met, typically upon delivery of those products to Sankyo Pharma, as the sales of such products were not subject to future pricing adjustments.
      We offer a one-year warranty on our Biographer from the date of sale to the end-user customer. We accrue for estimated warranty costs and other allowances when the revenues from product sales are recognized. The warranty expenses recorded to date have not been significant. We periodically assess the adequacy of our recorded warranty liability and adjust the amount as necessary.
      Our contract revenues have related to payments received pursuant to research grants and contracts. Revenues were recognized based on the performance requirements of the grant or contract and as reimbursable expenses were incurred. We currently are not performing work under any grant or contract.

Inventory Valuation
      Inventory is stated at standard cost, adjusted to approximate the lower of actual cost (first-in, first-out method) or market, after appropriate consideration has been given to obsolescence and inventory in excess of anticipated future demand.

      Under the terms of our Global Resolution, Sankyo Pharma transferred title to us of more than 20,000 GlucoWatch G2 Biographers and more than 1.0 million AutoSensors that we had previously sold and shipped to them. Because we did not have a new sales, marketing and distribution partner or other strategic alliance to sell our products, we anticipated minimal demand for our products in the foreseeable future. Therefore, we assessed that the Sankyo Pharma finished goods inventory received as part of the Global Resolution in December 2003 had no realizable value at the time.
      We did not have any inventory recorded as of December 31, 2004. Our inventory of $62,000 as of December 31, 2003, consisted of finished goods for sale in the United Kingdom.

Impairment of Long-Lived Assets
      We review equipment and improvements and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). Recoverability of all “held for use” assets is measured by a comparison of the carrying amount of the assets to the future net cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment is recognized and is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets, evaluated by considering the present value of future net cash flows. The recoverability of all “held for sale” assets is measured by a comparison of the carrying amount of the assets to the fair value less costs to sell. The fair value of “held for sale” assets is determined based on the quoted market price.
      In December, 2004, we entered into the Asset Purchase Agreement with Animas; assets to be purchased include our manufacturing equipment. We anticipate that the asset sale, if approved, will close in the first quarter of 2005. As of December 31, 2004, we determined that the plan of sale criteria set forth in FAS 144 had been met. Because the asset purchase price of $10.0 million less selling costs exceeds the carrying value of the assets being purchased, we did not recognize any impairment charges in 2004. The carrying value of the manufacturing equipment that is held for sale of $1.7 million is presented separately in the “Equipment held for sale” line of our consolidated balance sheet as of December 31, 2004.
      No impairment charges were recorded during 2003. In the fourth quarter of 2002, we recorded an impairment charge of $1.5 million, primarily relating to our semi-automated, back-up AutoSensor manufacturing equipment, which became obsolete in the fourth quarter of 2002 as a result of the implementation of our fully automated equipment. This charge was included in our sales, marketing, general and administrative expenses.
Results of Operations
      Our results of operations have fluctuated from period to period and are expected to continue to fluctuate in the future based upon the closing of our asset sale to Animas, the outcome of our arbitration with Ortho-McNeil, and activities required to wind down the Company. Historical results should not be viewed as indicative of future operating results. We are also subject to risks common to companies in our industry and in our current position, including risks inherent in the closing of our asset sale to Animas and the outcome of our arbitration with Ortho-McNeil. We have experienced operating losses since our inception, and we expect to continue to incur operating losses in 2005. As of December 31, 2004, our accumulated deficit and our net capital deficiency were $255.4 million and $7,000, respectively.
Comparison for the Years Ended December 31, 2004 and 2003
      Net product revenues for the year ended December 31, 2004 were $556,000, compared to $2.7 million for the year ended December 31, 2003. This decrease is the result of the termination of our Sales, Marketing and Distribution Agreement with Sankyo Pharma in December 2003. Substantially all of our net product revenues recognized for the year ended December 31, 2004 resulted from sales of our GlucoWatch G2 Biographers to our direct-mail supplier in the United States and to end-user customers in the United Kingdom. Our net product revenues for the year ended December 31, 2003 included primarily revenues recognized from

U.S. sales of our products to Sankyo Pharma under our now-terminated Sales, Marketing and Distribution Agreement. We expect minimal product revenues for the first quarter of 2005, and no product revenues thereafter.
      Contract revenues for the year ended December 31, 2004 were $0, compared to $234,000 for the year ended December 31, 2003. Contract revenues for the years ended December 31, 2003 included revenues related to our NIH SBIR Phase II grant, and revenues were recognized as research activities were performed. This grant was completed in 2003.
      Costs of product revenues for the year ended December 31, 2004 were $240,000, compared to $15.4 million for the year ended December 31, 2003. Costs of product revenues include material, labor, freight, and other product costs associated with manufacturing and delivering our products. The decreases in costs of product revenues for 2004 were partially a result of our reduced product revenues and suspension of our manufacturing efforts. In addition, costs of product revenues for the year ended December 31, 2003 included $5.3 million of underabsorbed indirect overhead associated with building up our manufacturing capacity to meet then-expected future volumes and a write-off of approximately $6.4 million of excess inventory.
      In July 2004, we began selling our products to a direct-mail supplier of diabetic products in the United States. Title to these products had been transferred to us from Sankyo Pharma in the fourth quarter of 2003, pursuant to our Global Resolution. At the time of the transfer, due to uncertainties regarding our ability to find a new sales, marketing and distribution partner to sell our products, we estimated that these returned products had no future realizable value and therefore no inventory value was recorded in our financial statements. Thus, the sales of these products do not result in any costs of product revenues. If we were to have recorded an inventory value for these products, our costs of product revenues for the year ended December 31, 2004 would have been $425,000 greater than the reported amounts. For the year ended December 31, 2003, if we were to have included material and other production costs that had been previously written off but were later used in the manufacturing of our products, our costs of product revenues would have been $390,000 greater than the reported amounts. Costs of product revenues for the year ended December 31, 2004 included $150,000 in minimum royalties paid to the University of California for the year 2004.
      Because we expect minimal product revenues for the first quarter of 2005, we anticipate that our costs of product revenues will also be minimal, if any, and we expect to have no costs of product revenues thereafter.
      Research and development expenses for the year ended December 31, 2004 were $0, compared to $5.1 million for the year ended December 31, 2003. We discontinued our research and development efforts in 2003 although we retained a very limited number of personnel in this area. In 2004, the costs of these personnel are included in our sales, marketing, general and administrative expenses because these personnel were not performing any research or development subsequent to December 31, 2003. In 2003, research and development expenses included costs for scientific and product development personnel, material used in the development and validation of high-capacity manufacturing processes, consultants, clinical trials, supplies, maintenance of our quality system, depreciation of equipment used in research and product development, and facilities allocations. We will not incur any research and development expenses in 2005.
      Sales, marketing, general and administrative expenses for the year ended December 31, 2004 were $11.4 million, compared to $6.4 million for the year ended December 31, 2003. This increase is a result of maintaining personnel and capacity to resume manufacturing and research and development activities if we were to have found an acquiror for the Company. We expect that these expenses will be substantially reduced after the closing of the asset sale with Animas and adoption of our Plan of Complete Liquidation and Dissolution. We anticipate that the amount of severance and retention we may have to pay to employees in 2005 would be approximately $2.6 million in the aggregate and would be paid on or about the closing of the Asset Purchase Agreement. Of this $2.6 million, an aggregate of $2.0 million would be paid to our Chief Executive Officer and the other executive officers of the Company (hereinafter referred to as the “Named Executive Officers”) and an aggregate of $600,000 would be paid to non-officer employees. After the closing of the asset sale, we estimate that our ongoing cash expenses, including legal fees for the arbitration and auditing fees, would be approximately $800,000 per quarter for the second, third, and fourth quarters of

2005, including salary and directors’ fees payable to remaining officers and directors of approximately $175,000 per quarter.
      Interest income and other income/(expense), net for the year ended December 31, 2004 was $170,000, compared to $114,000 for the year ended December 31, 2003. Included in interest income and other income/(expense), net is interest earned on our cash balances and investments.
      Interest expense for the year ended December 31, 2004 was $430,000, compared to $2.2 million for the year ended December 31, 2003. Included in interest expense for the year ended December 31, 2004 and 2003 were the interest accrued on our convertible debentures and the amortization of the value of the warrants issued in connection with financing agreements. Interest expense decreased for the year ended December 31, 2004 as a result of the retirement of our convertible debentures in March 2004.
      Gain from Sankyo Pharma settlement for the year ended December 31, 2004 was $132,000, compared to $75.8 million for the year ended December 31, 2003. During the transition period, which ended June 30, 2004, Sankyo Pharma provided certain distribution and customer services, and we were paid 30% of all monies received for products sold by Sankyo Pharma. Amounts received were recorded as additional “Gain from Sankyo Pharma settlement” in our statement of operations.
      The following table summarizes the components of the gain from the Sankyo Pharma settlement in the year ended December 31, 2003, in thousands:

Cash settlement received from Sankyo Pharma in December 2003	$30,000
Recognition of deferred revenues from Sankyo Pharma (milestone payments)	25,000
Recognition of deferred revenues from Sankyo Pharma net of deferred costs of $8,759 of product shipments	9,306
Write-off of current portion of amount due to Sankyo Pharma(1)	6,770
Write-off of long-term portion of amount due to Sankyo Pharma(2)	2,324
Write-off of other liabilities due to Sankyo Pharma, partially offset by a write-off of $1,083 accounts receivable from Sankyo Pharma(3)	2,694
Less: Legal expenses incurred in Sankyo Pharma litigation	269

Net gain from Sankyo Pharma settlement	$75,825

(1)	In 2002, we were required to reimburse Sankyo Pharma for their actual promotional expenses of $6.7 million and this payment, together with an amount we owed Sankyo Pharma for customer rebates, could have been deferred until the second quarter of 2004.

(2)	In 2002 and 2003, we were required to pay quarterly sales and marketing commissions to Sankyo Pharma; however, payment of these commissions could have been deferred to at least 2005.

(3)	Other liabilities due to Sankyo Pharma primarily included customer advances and reserves for replacement of stale-dated AutoSensors.
      Gain on early retirement of convertible debentures for the year ended December 31, 2004 was $2.9 million. The following table shows the calculation of this non-cash net gain, in thousands:

Accrued principal and interest at March 22, 2004	$18,425
Less:
Cash paid on retirement	13,750
Valuation of shares issued on retirement	1,295
Write-off of debt issuance and discount costs	489

Net gain	$2,891

      Provision for/(benefit from) income taxes for the year ended December 31, 2004 was a benefit of $198,000, primarily the result of a tax refund in 2004 for previously paid amounts, compared to a provision of

$199,000 for the year ended December 31, 2003, substantially all of which related to alternative minimum tax that we provided for in 2003 due to the gain from our settlement with Sankyo Pharma.
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
      Unit shipments from us to Sankyo Pharma of the GlucoWatch G2 Biographers for the year ended December 31, 2003 were approximately 10,000 Biographers, approximately 2,600 of which were for resale to Sankyo Pharma’s customers and the remaining amount were sample and practice units. During the year ended December 31, 2003, we shipped approximately 1.1 million AutoSensors, substantially all of which were to Sankyo Pharma. Because the net price of some of our product sales to Sankyo Pharma was subject to certain pricing adjustments, we deferred product revenues related to product shipments during 2003 of approximately $8.1 million. This amount was a component of “Deferred revenues from Sankyo Pharma net of deferred costs of product shipments,” which totaled approximately $9.3 million in our balance sheet prior to the Global Resolution with Sankyo Pharma, and was included as a component of “Gain from Sankyo Pharma settlement” in our statement of operations during the fourth quarter of 2003.
      Contract revenues for the year ended December 31, 2003 were $234,000, compared to $401,000 for the year ended December 31, 2002. Contract revenues for the years ended December 31, 2003 and 2002 included revenues related to our NIH SBIR Phase I and II grants, and revenues were recognized as research activities were performed.
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
      For the year ended December 31, 2003, we deferred costs of approximately $5.2 million related to deferred product revenues, and these costs were recorded as a component of “Deferred revenues from Sankyo

Pharma net of deferred costs of product shipments,” which totaled approximately $9.3 million in our balance sheet prior to the Global Resolution with Sankyo Pharma.
      Research and development expenses for the year ended December 31, 2003 were $5.1 million, compared to $13.9 million for the year ended December 31, 2002. Research and development expenses continued to decrease significantly as we moved products into commercialization. In 2002, significant expenses were incurred in our efforts to increase our manufacturing capacity of both the disposable AutoSensors and durable Biographer; however, these efforts decreased in 2003. Research and development expenses included costs for scientific and product development personnel, material used in the development and validation of high-capacity manufacturing processes, consultants, clinical trials, supplies, maintenance of our quality system, depreciation of equipment used in research and product development, and facilities allocations.
      Sales, marketing, general and administrative expenses for the year ended December 31, 2003 were $6.4 million, compared to $22.5 million for the year ended December 31, 2002. These amounts included $849,000 and $14.2 million of sales and marketing expenses in the years ended December 31, 2003 and 2002, respectively. Included in the $14.2 million for 2002 is $10.0 million of advertising and promotion expenses that were required under our agreements with Sankyo Pharma. In 2003, we were not required to incur any advertising and promotion expenses under these agreements. The overall decrease of $16.1 million in sales, marketing, general and administrative expenses compared to 2002 was primarily attributed to a decrease of $13.4 million in sales and marketing expenses. Furthermore, sales, marketing, general and administrative expenses in 2002 included an asset impairment charge of $1.5 million, primarily related to semi-automated back-up equipment for the production of AutoSensors, for which we did not have foreseeable alternative uses.
      Interest income and other income/(expense), net for the year ended December 31, 2003 was $114,000, compared to $417,000 for the year ended December 31, 2002. This decrease was primarily due to the lower yields on lower average cash and investment balances.
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
      Provision for/(benefit from) income taxes for the year ended December 31, 2003 was $199,000, substantially all of which related to alternative minimum tax due from the gain from our settlement with Sankyo Pharma. We were able to utilize net operating loss carryforwards and research and development tax credit carryforwards to offset other federal and state taxes. The provision for income taxes for the year ended December 31, 2002 was $23,000 and related to U.K. taxes on income.
Liquidity and Capital Resources
      As of December 31, 2004, our cash and cash equivalents totaled $10.3 million.
      Net cash used in operating activities for the year ended December 31, 2004 was $9.4 million, and was primarily due to the net loss of $8.1 million, which included a non-cash net gain of $2.9 million from the early retirement of our convertible debentures in March 2004, and non-cash depreciation expenses of $1.5 million. Cash provided by operating activities for the year ended December 31, 2003 was $11.0 million, primarily due to our net income of $49.4 million, partially offset by the non-cash portion of the gain from the Sankyo Pharma settlement totaling $46.1 million, and $3.5 million in payments of our Sanofi-Aventis arbitration obligation.

      Net cash provided by investing activities for the year ended December 31, 2004 was $0. Net cash provided by investing activities of $3.1 million for the year ended December 31, 2003 resulted primarily from the net sales of investments of $3.2 million.
      Net cash used in financing activities totaled $13.8 million for the year ended December 31, 2004, substantially all of which resulted from the retirement of our convertible debentures. Net cash used in financing activities totaled $4.1 million for the year ended December 31, 2003 and included principal payments of $4.0 million, pursuant to our convertible debentures.
      As of December 31, 2004, our contractual obligations for the next seven years are as follows:

	Amounts Due

	Total	Within 1 Year	2-3 Years	4-7 Years

	(In thousands)
Contractual Obligations:
Arbitration obligation(1)	$11,500	$4,500	$7,000	$—
University of California minimum royalties(2)	1,200	200	400	600
Severance costs(3)	2,600	2,600	—	—

Total contractual cash obligations	$15,300	$7,300	$7,400	$600

(1)	In January 2005, we entered into a Second Amendment to the Final Arbitration Award with Sanofi-Aventis to fully satisfy the remaining royalty payments owed to Sanofi-Aventis, pursuant to a 1997 Final Arbitration Award in exchange for an aggregate of $10.0 million, provided that the $10.0 million is paid prior to February 28, 2006. Additionally, in the event the asset sale has not closed with Animas prior to March 31, 2005, we will owe $4.5 million at that time to Sanofi-Aventis, and $5.5 million upon close of the asset sale, for a total of $10.0 million. In the event, however, that we have not paid this $5.5 million prior to February 28, 2006, we will then owe $4.0 million at that time to Sanofi-Aventis and $3.0 million in February 2007, for a total of $11.5 million.

(2)	Under the terms of the Asset Purchase Agreement, Animas would assume the Exclusive License Agreement with the University of California upon the closing of the asset sale and would be responsible for the 2005 minimum royalties and royalty payments thereafter. We are responsible for royalties due on products sold prior to the closing of the asset sale.

(3)	The estimated cash usage for the amount of severance and retention we may have to pay to employees in 2005 would be approximately $2.6 million in the aggregate and would be paid on or about the closing of the Asset Purchase Agreement. Of this $2.6 million, an aggregate of $2.0 million would be paid to our Chief Executive Officer and the other executive officers of the Company (hereinafter referred to as the “Named Executive Officers”) and an aggregate of $600,000 would be paid to non-officer employees.
      The level of cash used in operating activities during previous periods is not necessarily indicative of the level of future cash usage. Our cash requirements will depend primarily on the costs associated with the arbitration matter.
      As of December 31, 2004, we had existing cash and cash equivalents of $10.3 million. However, we have incurred significant net losses since our inception, including a net loss of $8.1 million for the year ended December 31, 2004. We have incurred negative cash flows from operations since our inception. As of December 31, 2004, our accumulated deficit was $255.4 million and our net capital deficiency was $7,000.
      As of December 31, 2004, based upon current expectations for operating losses and projected short-term expenditures, we believe that existing cash and cash equivalents of $10.3 million, together with the $10.0 million proceeds from Animas pursuant to our Asset Purchase Agreement that would be used to fully satisfy our arbitration obligation to Sanofi-Aventis, will be sufficient to meet our existing minimal operating expenses and legal expenses for the arbitration matter at least through December 31, 2005. We estimate these ongoing cash expenses to be approximately $800,000 per quarter for the second, third, and fourth quarters of 2005.

      If the asset sale to Animas is not completed, whether due to the failure of stockholders to approve the transaction or to the failure to satisfy closing conditions, we would likely file for, or be forced to resort to, bankruptcy protection and it is unlikely that there would be funds available for a distribution to stockholders. These conditions raise substantial doubt about our ability to continue as a going concern. The Report of Independent Registered Public Accounting Firm, which is part of this report, highlights our condition in a going concern qualification in paragraph four thereof.
Income Taxes
      As of December 31, 2004, we had federal net operating loss and research and development tax credit carryforwards of $235.0 million and $6.4 million, respectively. These carryforwards expire at various dates beginning in 2005 and ending in 2024. For state income tax purposes, as of December 31, 2004 we had net operating loss carryforwards of $30.6 million that expire at various dates beginning in 2010 and ending in 2014, and state research and development tax credit carryforwards of approximately $4.7 million, which do not expire.
      Because of the change-in-ownership provisions of the Internal Revenue Code, a substantial portion of our net operating loss and tax credit carryforwards may be subject to annual limitations. The annual limitations may result in the expiration of the net operating losses and tax credits before utilization.
New Accounting Standards
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123, as revised, “Share-Based Payment” (FAS123R), which requires the cost resulting from all stock-based payment transactions to be recognized in the consolidated financial statements. That cost will be measured based on the fair value of the equity instruments issued. Under FAS 123R, the fair value-based method for recognition of compensation expense will be applied using the modified prospective transition method or the modified retrospective transition method. We currently measure compensation expense for our stock-based employee and director compensation under the intrinsic value method and, as such, generally recognize no compensation costs for these options. The adoption of FAS 123R is not expected to have a material impact on our consolidated financial statements. The adoption of FAS 123R will be effective for us on July 1, 2005.

RISK FACTORS
      In determining whether to invest in our common stock, you should carefully consider the information below in addition to all other information provided to you in this report and in the other reports and documents that we file with the SEC. The statements under this caption are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose.
      Our stockholders could vote against the sale of assets to Animas, in which case we would likely file for, or be forced to resort to, bankruptcy protection and it is unlikely that there would be any distribution to stockholders.
      If the asset sale to Animas is not completed, whether due to the failure of stockholders to approve the transaction or to the failure to satisfy closing conditions, we would likely file for, or be forced to resort to, bankruptcy protection and it is unlikely that there would be funds available for a distribution to stockholders. In that scenario, while we would seek to sell our assets, we cannot assure stockholders that the assets could be sold at all. If we were to seek bankruptcy protection, it is unclear whether we would have the funds to continue pursuing our claim in the arbitration matter. We are not currently manufacturing products and are not conducting research and development on new products. We do not have a comprehensive sales, marketing and distribution partner or potential acquiror and we know of no parties interested in such transactions at this time. As previously publicly disclosed, we have incurred recurring operating losses and will require additional cash to continue in operation. These conditions raise substantial doubt about our ability to continue as a going concern.
      If the asset sale to Animas is not completed, whether due to the failure of stockholders to approve the transaction or to the failure to satisfy closing conditions, we would likely file for, or be forced to resort to, bankruptcy protection and it is unlikely that there would be funds available for a distribution to stockholders. These conditions raise substantial doubt about our ability to continue as a going concern as described in Note 1 to our Consolidated Financial Statements.
      As of December 31, 2004, we had cash and cash equivalents of $10.3 million, and we had total liabilities of $12.7 million, of which $5.7 million was current. Total liabilities include $11.5 million payable to Sanofi-Aventis, of which $4.5 million is current and due in the first quarter of 2005. If we pay an additional $5.5 million to Sanofi-Aventis prior to February 28, 2006, our arbitration obligation will be satisfied in full for $10.0 million. In the event, however, that we have not paid this $5.5 million prior to February 28, 2006, we will then owe $4.0 million at that time to Sanofi-Aventis and $3.0 million in February 2007, resulting in payments of $11.5 million in 2005-2007.
      We cannot predict the outcome of our arbitration with Ortho-McNeil.
      We are seeking $34.6 million in damages in our arbitration with Ortho-McNeil. The arbitration is at an early stage, and the outcome of the arbitration is inherently uncertain. Although we believe we have meritorious claims, it is impossible to predict whether we will prevail in the arbitration, or to determine the amount of money, if any, that we will recover. It is possible that we could receive no recovery at all. This is a risk inherent in all litigation and similar dispute resolution. We will continue to incur legal expenses throughout the arbitration.
      We had a net loss of $8.1 million for the year ended December 31, 2004. As of December 31, 2004, our accumulated deficit and net capital deficiency were $255.4 million and $7,000, respectively. We will continue to incur claims, liabilities and expenses that will reduce the amount, if any, available for distribution to stockholders.
      Claims, liabilities and expenses from operations (including operating costs such as salaries, directors’ fees, directors’ and officers’ insurance, payroll and local taxes, legal and accounting fees and miscellaneous office expenses) will continue to be incurred as we seek to close the Asset Purchase Agreement, pursue the arbitration matter and wind down operations. We anticipate that the amount of severance and retention we may have to pay to all employees in 2005 would be approximately $2.6 million in the aggregate and would be paid on or about the closing of the Asset Purchase Agreement. We also estimate that our ongoing cash expenses after the close of the asset sale to Animas, including legal fees for the arbitration and auditing fees, would be approximately $800,000 per quarter for the second, third, and fourth quarters of 2005. These expenses will reduce the amount, if any, of assets available for ultimate distribution to stockholders. If available cash and amounts received from the asset sale and arbitration matter are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute meaningful cash payments, or any cash payments at all, to our stockholders.
      We will continue to incur the expenses of complying with public company reporting requirements.
      We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) even though compliance with such reporting requirements is economically burdensome. In order to curtail expenses, we intend, after filing our certificate of dissolution, to seek relief from the SEC from the reporting requirements under the Exchange Act. We anticipate that, if such relief were granted, we would continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution along with any other reports that the SEC might require. However, the SEC may not grant any such relief. To the extent that we delay filing the certificate of dissolution, as we may do, we would be obligated to continue complying with the applicable reporting requirements of the Exchange Act.
      Our stockholders could vote against the Plan of Complete Liquidation and Dissolution.
      If we do not obtain stockholder approval of the Plan of Complete Liquidation and Dissolution (either because we fail to achieve a quorum at the special meeting of stockholders or because there are insufficient votes in favor of the proposal to approve the Plan of Complete Liquidation and Dissolution), we would have to continue our business operations from a very difficult position in light of our announced intent to liquidate and dissolve. Additionally, if our stockholders approve the sale of assets to Animas but do not also approve the Plan of Complete Liquidation and Dissolution, we will still complete the asset sale to Animas, assuming the other conditions to closing are met. In that case, we will have transferred substantially all of our operating assets and contracts to Animas and will not have any operations to generate revenue, with the exception of a possible recovery in the arbitration matter. With no foreseeable assets with which to generate revenues (with the exception of a possible recovery in the arbitration matter) and no plan of dissolution approved, we will use the cash received from the asset sale, as well as our other cash, to satisfy our arbitration obligation to Sanofi-Aventis as mandated by the Asset Purchase Agreement with Animas, to fund the pursuit of our claims in the arbitration matter and, instead of making a distribution to stockholders, pursuant to the Plan of Complete Liquidation and Dissolution, pay ongoing operating expenses. We will have no business operations after the sale of our assets to Animas, and will have retained only those employees required to maintain our corporate existence and to pursue the arbitration matter. We do not intend to invest in another operating business.
      If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, our stockholders could be held liable for payment to our creditors for amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder.
      Under Delaware law, in the event we fail to create an adequate contingency reserve for payment of our expenses and liabilities, or should such contingency reserve be exceeded by the amount ultimately found to be payable in respect of our expenses and liabilities, each stockholder could be held liable for the payment to our creditors of amounts theretofore received by such stockholder from us; as long as our directors comply with the provisions of the Delaware General Corporation Law governing liquidations, no stockholder will be liable for more than such stockholder’s pro rata share of any such claim. Accordingly, in such event a stockholder could be required to return all distributions previously made in dissolution and thus would receive nothing as a result of the Plan of Complete Liquidation and Dissolution. Moreover, in the event a stockholder has paid taxes on amounts theretofore received, a repayment of all or a portion of such amount could result in a situation in which a stockholder may incur a net tax cost if the repayment of the amount distributed does not cause a reduction in taxes payable in an amount equal to the amount of the taxes paid on amounts previously distributed. Although the possibility of the occurrences set forth above cannot totally be excluded, after a review of our assets and liabilities, we believe that the contingency reserve will be adequate and that a return of amounts previously distributed will not be required.
      We cannot assure you of the amount, if any, of any distribution to our stockholders under the Plan of Complete Liquidation and Dissolution.
      Liquidation and dissolution may not create value to our stockholders or result in any remaining capital for distribution to our stockholders. We cannot assure you of the precise nature and amount of any distribution to our stockholders, pursuant to the Plan of Complete Liquidation and Dissolution. Uncertainties regarding the length of time and costs associated with pursuing the arbitration matter, as well as the amount, if any, that we receive with respect to such matter make it difficult to predict with certainty the amount of the distribution, if any, to our stockholders.
      We may decide to wait to file the certificate of dissolution for a year or more, though we would begin the process of winding down our business as soon as the asset sale closes so that we can devote resources to pursuing the arbitration matter.
      If the Plan of Complete Liquidation and Dissolution is approved by stockholders, we will decide at our discretion when to file the certificate of dissolution with the Delaware secretary of state. We have not yet determined when we would make such a filing and we may decide to wait until a year or more from March 23, 2005, the date of the special meeting of our stockholders, but in no event will we wait longer than three years from the date the Plan of Complete Liquidation and Dissolution is adopted by the stockholders. Our current intention is to file a certificate of dissolution after the resolution of the arbitration matter, and we intend to publicly announce the expected filing date of the certificate of dissolution at least 10 business days in advance. Following the payment of the arbitration obligation to Sanofi-Aventis, we would hold any remaining cash proceeds of the asset sale to Animas and all of our other cash to fund our ongoing operating expenses and the expenses of prosecuting the arbitration matter until its resolution and then make a distribution to our stockholders of any available liquidation proceeds following the resolution of the arbitration matter. In addition, our Board of Directors also has the right to abandon the proposed dissolution without further action by the stockholders.
      Distribution of assets, if any, to our stockholders could be delayed.
      Although our Board of Directors has not established a firm timetable for the distribution to our stockholders, our Board of Directors intends, subject to contingencies inherent in winding down our business and the payment of our liabilities, to hold our cash for use in funding the pursuit of our claim in the arbitration matter. We do not anticipate that the arbitration matter will be resolved until approximately December 2005. Accordingly, we do not anticipate making any distribution until the arbitration matter is resolved, at which point we anticipate making a distribution as promptly as practicable. However, we are currently unable to predict the precise timing of any distribution pursuant to our wind-down of the Company. We believe that the arbitration matter will be the most significant factor in determining the timing of any distribution. Additionally, a creditor could seek an injunction against the making of a distribution to our stockholders on the ground that the amounts to be distributed were needed to provide for the payment of our liabilities and expenses. Any action of this type could delay or substantially diminish the amount available for distribution to our stockholders.
      Our stock transfer books will close on the date we file the certificate of dissolution with the Delaware secretary of state, after which it will not be possible for stockholders to trade our stock.
      We intend to close our stock transfer books and discontinue recording transfers of our common stock at the close of business on the date we file the certificate of dissolution with the Delaware secretary of state, referred to as the “final record date.” Thereafter, certificates representing our common stock will not be assignable or transferable on our books. The proportionate interests of all of our stockholders will be fixed on the basis of their respective stock holdings at the close of business on the final record date, and, after the final record date, any distribution made by us will be made solely to the stockholders of record at the close of business on the final record date. We intend to make a public announcement of the anticipated filing date of the certificate of dissolution at least 10 business days in advance of the filing.

      If we fail to retain the services of certain officers, the Plan of Complete Liquidation and Dissolution may not succeed.
      The success of the Plan of Complete Liquidation and Dissolution depends in large part upon our ability to retain the services of certain of our officers. We have had preliminary discussions with our Chief Executive Officer and General Counsel about remaining with us after the closing of the Asset Purchase Agreement, but no definitive arrangements have been reached. Failure to retain these officers could harm the implementation of the Plan of Complete Liquidation and Dissolution. If we fail to retain these individuals, we will need to hire others to oversee our liquidation and dissolution, which could involve additional compensation expenses, if such other personnel are available at all.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
      Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk.
      We mitigate default risk by investing in only the highest credit quality securities. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.
      As of December 31, 2004, all of our funds are in interest-bearing money market accounts and checking accounts and are readily available.
Foreign Exchange Risk
      Our exposure to gains and losses resulting from foreign currency exchange transaction fluctuations on foreign net assets was not material as of December 31, 2004 or 2003. No material foreign exchange transaction gain or loss has been recorded in our consolidated financial statements during the years ended December 31, 2004, 2003 and 2002.

Item 8.	Financial Statements and Supplementary Data.
      The consolidated financial statements and supplementary data for the years ended December 31, 2004, 2003 and 2002 are incorporated herein by reference and submitted as a separate section of this Form 10-K. (See Item 15.)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      Not applicable.

Item 9A.	Controls and Procedures.
      (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e) that ensure that information relating to the Company required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported in a timely and proper manner. Based upon this review, we believe that the controls and procedures in place are effective to ensure that information relating to the Company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act is properly disclosed as required by the Exchange Act and related regulations.
      (b) Changes in internal controls. No change in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during 2004 has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B.     Other Information.
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.
Executive Officers
      The executive officers of the Company, who serve at the discretion of our Board of Directors, are as follows, in alphabetical order:

Name	Age	Title

Neil R. Ackerman, Ph.D.	61	Chief Technical Officer and Senior Vice President, Research & Development and Scientific Affairs
Craig W. Carlson	57	Chief Operating Officer, Chief Financial Officer and Senior Vice President
John C Hodgman	50	Chairman of the Board, President and Chief Executive Officer
Barbara G. McClung, Esq.	50	General Counsel and Senior Vice President
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
      John C Hodgman was appointed Chairman of the Board in 1999 and has served as a director, President and Chief Executive Officer since August 1998. He was President, Cygnus Diagnostics from May 1995 to August 1998, and was also Chief Financial Officer of Cygnus, Inc. Mr. Hodgman joined Cygnus in August 1994 as Vice President, Finance and Chief Financial Officer. Prior to joining Cygnus, Mr. Hodgman served as Vice President of Operations and Finance, Chief Financial Officer and a member of the Board of Directors for Central Point Software, a personal computer and networking software company. Prior to then, he was Vice President of Finance and Administration and Chief Financial Officer of Ateq Corporation. Mr. Hodgman holds a B.S. degree from Brigham Young University and an M.B.A. from the University of Utah. Mr. Hodgman is also a director of Immersion Corporation and AVI BioPharma, Inc.
      Barbara G. McClung, Esq., was appointed General Counsel, Senior Vice President and Corporate Secretary in December 1998. Ms. McClung joined Cygnus in January 1998 as Vice President, Intellectual Property. In August 1998, Ms. McClung was promoted to Vice President and General Counsel. Prior to joining Cygnus, from August 1990 to January 1998, she was Corporate Patent Counsel at Chiron Corporation, a biotechnology company. Prior to that she was Patent Counsel at E.I. du Pont de Nemours & Co. She is a member of the California, Delaware and Pennsylvania bars, as well as being a registered patent attorney before the United States Patent and Trademark Office. Ms. McClung received a J.D. from the University of Pennsylvania Law School, as well as a B.A. from the University of California, San Diego, and an M.A. from the University of Pennsylvania.

Board of Directors
      The directors of the Company, who are elected by the stockholders, are as follows, in alphabetical order:

			Director
Name	Age	Principal Occupation	Since

Frank T. Cary(1)(2)(3)	84	Former Chairman and Chief Executive Officer of International Business Machines Corporation	1992
John C Hodgman(4)	50	Chairman of the Board of Directors, President and Chief Executive Officer of Cygnus	1998
André F. Marion(1)(2)(3)(5)	69	Vice Chairman of the Board of Directors of Cygnus, Former Vice President of the Perkin-Elmer Corporation; Former Chairman and Chief Executive Officer of Applied Biosystems, Inc.	1994
Richard G. Rogers(1)(2)(3)	76	Former President and Chief Operating Officer of Syntex Corporation	1989

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Corporate Governance and Nominating Committee

(4)	Member of the Employee Stock Option Committee

(5)	The Board of Directors has determined that Mr. Marion is Cygnus’ “Audit Committee Financial Expert,” as defined by SEC rules and regulations.
      Frank T. Cary has served as a director since July 1992. He was Chairman of the Board and Chief Executive Officer of International Business Machines Corporation (IBM) from 1973 until his retirement in 1981. Mr. Cary is also a director of Celgene Corporation, ICOS Corporation, Lexmark International, Inc., VION Pharmaceuticals, Inc. and Lincare Holdings, Inc.
      John C Hodgman was appointed Chairman of the Board in 1999 and has served as a director, President and Chief Executive Officer since August 1998. He was President, Cygnus Diagnostics from May 1995 to August 1998, and was also Chief Financial Officer of Cygnus, Inc. Mr. Hodgman joined Cygnus in August 1994 as Vice President, Finance and Chief Financial Officer. Prior to joining Cygnus, Mr. Hodgman served as Vice President of Operations and Finance, Chief Financial Officer and a member of the Board of Directors for Central Point Software, a personal computer and networking software company. Prior to then, he was Vice President of Finance and Administration and Chief Financial Officer of Ateq Corporation. Mr. Hodgman holds a B.S. degree from Brigham Young University and an M.B.A. from the University of Utah. Mr. Hodgman is also a director of Immersion Corporation and AVI BioPharma, Inc.
      André F. Marion was appointed Vice Chairman of the Board in August 1998. He has served as a director of Cygnus since August 1994. Mr. Marion was a founder of Applied Biosystems, Inc., a supplier of instruments for biotechnology research, and served as its Chairman of the Board and Chief Executive Officer from 1981 until February 1993, when it merged with the Perkin-Elmer Corporation, a manufacturer of analytical instruments. Mr. Marion served as Vice President of the Perkin-Elmer Corporation and President of its Applied Biosystems Division until his retirement in February 1995. Mr. Marion is also a director of Molecular Devices Corp., Applied Imaging Corporation and several privately held companies.
      Richard G. Rogers has served as a director since October 1989. He was President and Chief Operating Officer of Syntex Corporation, a pharmaceutical company, from 1982 until his retirement in 1985.
Board Independence
      Our Board has determined that each of the its directors, except the Chairman of the Board and Chief Executive Officer, has no material relationship with Cygnus (either directly or as a partner, stockholder or officer of an organization that has a relationship with Cygnus) and is independent within the meaning of Cygnus’ director independence standards, which reflect the Rules of the National Association of Securities Dealers (NASD) (including Rule 4200(a)(15) of the Nasdaq Stock Market Rules), as currently in effect. Furthermore, the Board has determined that each of the members of each of the committees, including the “Audit Committee Financial Expert,” has no material relationship with Cygnus (either directly or as a partner, stockholder or officer of an organization that has a relationship with Cygnus) and is “independent” within the meaning of Cygnus’ director independence standards.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Exchange Act requires the Company’s officers and directors, as well as persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all forms that they file pursuant to Section 16(a). Based solely on its review of the copies of such forms received and representations from certain reporting persons that no filings were required for such persons, the Company believes that its officers, directors and 10% stockholders complied with all applicable Section 16(a) filing requirements for 2004, with the following exceptions: Messrs. Cary, Marion, Rogers and Wriston filed one late report representing one transaction relating to their annual automatic option grant.
Nominations for Board of Directors
      There have been no material changes to the procedures by which stockholders may recommend nominees for our Board of Directors.
Code of Ethics
      We have adopted a Code of Ethics, which is available to all employees of Cygnus, including the Chief Executive Officer and Chief Financial Officer, as well as our Board of Directors. Our Code of Ethics is available at www.cygn.com. We intend to post any applicable amendments to or waivers from our Code of Ethics at this location on our website.

Item 11.	Executive Compensation.
Summary of Cash and Certain Other Compensation
      The following table provides certain summary information concerning compensation paid or accrued by the Company (determined as of December 31, 2004) to our Named Executive Officers for the years ended December 31, 2004, 2003 and 2002:

		Annual Compensation		Long-Term
		($)		Compensation

				Awards

				Restricted	Securities
				Stock	Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Awards($)	Options(#)	Compensation($)

John C Hodgman	2004	$302,550	$—	—	—	$56,849	(1)
Chairman, President and	2003	300,000	—	—	925,000	—
Chief Executive Officer	2002	297,115	300,000	—	100,000	150,000
Neil R. Ackerman	2004	$241,958	$—	—	—	$10,525	(1)
Chief Technical Officer and	2003	241,231	—	—	550,000	—
Senior Vice President,	2002	242,644	200,000	—	75,000	100,000
Research & Development and Scientific Affairs
Craig W. Carlson	2004	$250,000	$—	—	—	$4,549	(1)
Chief Operating Officer,	2003	248,461	—	—	590,000	—
Chief Financial Officer and	2002	227,788	200,000	—	75,000	87,500
Senior Vice President
Barbara G. McClung	2004	$236,808	$—	—	—	$5,728	(1)
Senior Vice President,	2003	234,231	—	—	425,000	—
General Counsel and Secretary	2002	220,928	150,000	—	60,000	75,000

(1)	Vacation balance pay-out pursuant to Company-wide policy change.
      No stock options, stock appreciation rights, or restricted stock were granted to the Named Executive Officers in 2004. Additionally, none of the Named Executive Officers exercised any stock options during 2004. As of December 31, 2004, Cygnus’ closing stock price was $0.12, and none of the Named Executive Officers’ stock option grants were in-the-money. (Options are in-the-money if the market value of the shares covered is greater than the option exercise price.) The following table provides the status of stock options outstanding as of December 31, 2004 for the Named Executive Officers:

			Value of Unexercised
	Number of Unexercised		In-The-Money Options at
	Options at December 31, 2004		December 31, 2004($)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

John Hodgman	1,486,079	125,000	$0	$0
Neil Ackerman	994,010	62,500	$0	$0
Craig Carlson	931,350	82,500	$0	$0
Barbara McClung	625,788	75,000	$0	$0
Employment Agreements and Change of Control Agreements
      Effective December 2000, Cygnus entered into employment agreements with the Named Executive Officers: John Hodgman, Neil Ackerman, Craig Carlson and Barbara McClung. The employment agreements replaced the prior employment and change-of-control agreements for each of the Named Executive Officers. The agreements generally provide that if a Named Executive Officer’s employment is constructively terminated or terminated by Cygnus without cause, then such Named Executive Officer will receive, with no duty to mitigate, the following: (i) a cash lump sum payment equal to one times the Named Executive Officer’s highest amount of base salary and annual bonus, (ii) twelve months of health and life insurance benefits, (iii) full vesting of all unvested stock options and restricted stock, and (iv) six months of outplacement services. Additionally, each Named Executive Officer’s unvested stock options become fully exercisable upon a change in control of the Company; however, the asset sale to Animas is not a change of control of the Company. Each Named Executive Officer’s employment is likely to be terminated at some point during our wind-down activities whether or not the asset sale or the Plan of Complete Liquidation and Dissolution is approved by the stockholders. The amount of the severance benefit that would be payable to each Named Executive Officer, including health and life insurance benefits, is estimated to be as follows: $627,000 in the case of Mr. Hodgman; $447,000 in the case of Dr. Ackerman; $482,000 in the case of Mr. Carlson; and $397,000 in the case of Ms. McClung. In addition, Named Executive Officers have unvested stock options in the following amounts at an exercise price of $0.1225 per share that would vest upon termination of employment: Mr. Hodgman, 114,584 shares; Dr. Ackerman, 57,292 shares; Mr. Carlson, 75,625 shares; and Ms. McClung, 68,750 shares.
      Pursuant to a separate letter agreement executed in 2003, each Named Executive Officer was also to receive a retention bonus upon any acquisition of Cygnus, provided that the Named Executive Officer remained an active employee through the date of the sale. The amount of such retention bonus was $150,000 in the case of Mr. Hodgman and $100,000 for each of the other three Named Executive Officers. Each Named Executive Officer was also to receive an excise tax restoration payment, if necessary. The proposed asset sale and Plan of Complete Liquidation Dissolution do not trigger these retention bonuses.
      We have had preliminary discussions with Mr. Hodgman and Ms. McClung about remaining with us after the closing of the Asset Purchase Agreement, but no definitive arrangements have been reached. In addition to salary payments, we are also considering setting aside a portion of any arbitration award in the arbitration matter as a reserve for discretionary bonuses that our Board of Directors may decide to award to Mr. Hodgman and Ms. McClung. Such bonuses would not exceed $500,000 in the aggregate.
Compensation of our Board of Directors
      In 2004, all non-employee directors of the Company received $3,750 per quarter, a $1,000 fee for attending each Board meeting and a $500 fee for attending each committee meeting.
      Non-employee directors are also eligible to receive periodic stock option grants under the Automatic Option Grant Program in effect for them under our 1999 Stock Incentive Plan. Automatic option grants are made under the 1999 Stock Incentive Plan as follows: (i) on the first trading day in June of the year the non-employee Board member is first elected or appointed as such, he or she will automatically receive an option grant for 6,000 shares of common stock, and (ii) on the first trading day in June of each subsequent year that such person continues to serve as a non-employee Board member, he or she will automatically receive an additional option for that number of shares which is equal to 110% of the shares that were subject to the previous year’s grant. Each automatic option grant under the 1999 Stock Incentive Plan has a price equal to 100% of the fair market value of the common stock on the option grant date and a term of 10 years measured from the date of grant. On June 1, 2004, directors Cary, Rogers and Wriston each received an automatic option grant under the 1999 Stock Incentive Plan for 18,831 shares, and director Marion received an automatic grant for 17,119 shares. Each such grant has an exercise price per share equal to $0.27. The options become exercisable for all the option shares on the first anniversary of the grant date, subject to termination in the event of the optionee’s cessation of Board service prior to such time. In addition, the options become fully exercisable upon a change in control of the Company; however, the asset sale to Animas is not a change of control of the Company.
Compensation Committee Interlocks and Insider Participation
      None of our Named Executive Officers serves, or in the past has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.
      On March 7, 2005, there were 41,009,251 shares of common stock outstanding. No persons known by us beneficially own 5% or more of our outstanding shares.
      The following table sets forth, to the best of our knowledge, certain information as to the shares of common stock beneficially owned as of March 7, 2005 (i) by each of the Company’s directors and Named Executive Officers, and (ii) by all Named Executive Officers and directors as a group. Ownership was calculated by using the actual number of shares owned on March 7, 2005, and then including all options to purchase shares exercisable as of May 6, 2005.

Name of Beneficial Owner	Owned(1)	Percent Owned(2)

Neil R. Ackerman	1,022,745	2.24%
Craig W. Carlson	966,831	2.12%
Frank T. Cary	145,310	*
John C Hodgman	1,582,101	3.47%
André F. Marion	119,591	*
Barbara G. McClung	650,788	1.43%
Richard G. Rogers	106,871	*
Walter B. Wriston (deceased)	113,650	*
All executive officers and directors as a group (eight persons)	4,707,887	10.33%

*	Less than 1% of the shares outstanding.

(1)	This disclosure is made pursuant to certain rules and regulations promulgated by the SEC and, in certain instances, the number of shares shown as being beneficially owned may not be deemed to be beneficially owned for other purposes. This amount includes options to purchase shares exercisable as of May 6, 2005, within 60 days of March 7, 2005 in the following amounts: Mr. Ackerman, 996,698 shares; Mr. Carlson, 955,155 shares; Mr. Cary, 100,464 shares; Mr. Hodgman, 1,527,745 shares; Mr. Marion, 118,591 shares; Ms. McClung, 650,788 shares; Mr. Rogers, 97,820 shares; Mr. Wriston, 108,450 shares. The weighted average exercise price of the stock options described in this footnote is $4.85 per share.

(2)	Percentage of outstanding common stock (41,009,251 shares) plus common stock that may be acquired upon exercise of outstanding options on or before May 6, 2005 by the persons named above and by all directors and executive officers as a group (4,555,711 shares).

Equity Compensation Plan Information (as of December 31, 2004)

(c)
Number of securities
remaining available
	(a)	(b)	for future issuance
	Number of securities	Weighted-average	under Equity
	to be issued upon	exercise price of	Compensation Plans
	exercise of	outstanding	(excluding securities
	outstanding options,	options, warrants	reflected in
Equity Compensation Plan Category	warrants and rights	and rights	column(a))(1)

Equity Compensation Plans approved by security holders	5,744,106	$4.52	2,086,473
Equity Compensation Plans not approved by security holders
Total	5,744,106	$4.52	2,086,473

(1)	As of December 31, 2004, the amounts shown include 1,217,518 stock options available for future issuance under the Company’s 1999 Stock Incentive Plan (wherein the limit of 1,200,000 shares that could have been issued as restricted stock, stock units or stock appreciation rights has been met) and 868,955 shares available for issuance under the Company’s Amended Employee Stock Purchase Plan (the “ESPP”). As a result of the Company’s stock being delisted from the Nasdaq Stock Market and being quoted on the OTC Bulletin Board, effective on January 8, 2003, the ESPP was suspended by our Board of Directors and no shares will be issued under the ESPP until such suspension is lifted.

Item 13.	Certain Relationships and Related Transactions.
      See above Item 11, “Executive Compensation.”

Item 14.	Principal Accounting Fees and Services.
Audit and Related Fees for 2004 and 2003
      Audit Fees. The aggregate fees, including expenses, for the audit of the Company’s annual financial statements and for the review of the unaudited internal financial statements for 2004 and 2003 included in the Company’s quarterly reports on Form 10-Q for 2004 and 2003 totaled $284,530 and $255,749, respectively.
      Audit-Related Fees. The aggregate fees, including expenses, for audits of the Company’s benefit plans for 2004 and 2003 totaled $24,297 and $24,100, respectively.
      Tax Fees. The aggregate fees, including expenses, for tax-related services for 2004 and 2003 totaled $84,750 and $41,249, respectively.
      All Other Fees. There were no services rendered to the Company for 2004 and 2003 other than the services described above.
      Rule 2-01 (c)(7)(i)(C) of SEC Regulation S-X (relating to waivers with respect to the requirements that fees be pre-approved) was not applicable to any of the independent auditors’ services for 2004 or 2003 described above.
Audit Committee Authorization of Audit and Non-Audit Services
      The Audit Committee of our Board of Directors pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. Under the policy, pre-approval is generally provided for up to one year and such pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis;

however, it has not done so. For each proposed service, the independent auditors are required to provide back-up documentation at the time of approval. The Audit Committee may delegate pre-approval authority to one or more of its members. Such a member must report any decisions to the Audit Committee at the next scheduled meeting of our Board of Directors.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a) Financial Statements and Report of Independent Registered Public Accounting Firm

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2004 and 2003	F-3
Consolidated Statements of Operations for the years ended
December 31, 2004, 2003 and 2002	F-4
Consolidated Statements of Stockholders’ Equity/(Net Capital
Deficiency) for the years ended December 31, 2004, 2003 and 2002	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	F-6
Notes to Consolidated Financial Statements for the year ended December 31, 2004	F-7
(b) Exhibits
      The following exhibits are filed herewith or incorporated by reference:

2.01	Asset Purchase Agreement dated December 16, 2004 between the Registrant, Animas Corporation and Animas Technologies LLC, incorporated by reference to Exhibit 99.2 of the Registrant’s Form 8-K filed December 17, 2004.
2.02	Plan of Complete Liquidation and Dissolution of Cygnus, Inc.
3.01	Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on March 7, 2005.
3.02	Restated Articles of Incorporation of the Registrant, as amended to date, incorporated by reference to Exhibit 3.02 of Registrant’s Form 10-Q for the quarter ended June 30, 2002.
4.01	Specimen of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 33-38363) filed on December 21, 1990 (Form S-1).
4.02	Reserved.
4.03	Registration Rights Agreement dated June 30, 1999 between the Registrant and Cripple Creek Securities, L.L.C., incorporated by reference to Exhibit 4.11 of the Registrant’s Form 10-Q for the quarter ended June 30, 1999.
4.04	Registration Rights Agreement dated June 29, 1999 between the Registrant and the listed Investors on Schedule I thereto, incorporated by reference to Exhibit 4.12 of the Registrant’s Form 10-Q for the quarter ended June 30, 1999.
4.05	Registration Rights Agreement dated October 1, 2001 between Cygnus, Inc. and Cripple Creek Securities, L.L.C., incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 (File No. 333-71524) filed on October 12, 2001.
10.001	Ten-year Industrial Net Lease Agreement (Building No. 2) dated September 27, 1988 between the Registrant and Seaport Centre Venture Phase I, incorporated by reference to Exhibit 10.26 of the Registrant’s Form S-1.
10.002	Reserved.
10.003	First Amendment to Ten-year Industrial Net Lease Agreement (Building No. 2) dated June 9, 1998 between the Registrant and Metropolitan Life Insurance Company, a New York corporation (predecessor in interest to Seaport Centre Venture Phase I), incorporated by reference to Exhibit 10.30 of the Registrant’s Form 10-K for the period ending December 31, 1998.
10.004	through 10.007 Reserved.

10.008		Lease Termination Agreement (Building 8) dated October 15, 2003 between the Registrant and Metropolitan Life Insurance Company, a New York corporation (predecessor in interest to Seaport Centre Venture Phase I), incorporated by reference to Exhibit 10.008 of the Registrant’s Form 10-K for the period ending December 31, 2003.
10.009		Lease Termination Agreement (Building 2) dated December 16, 2004 between the Registrant and Metropolitan Life Insurance Company, a New York corporation (predecessor in interest to Seaport Centre Venture Phase I), incorporated by reference to Exhibit 99.3 of the Registrant’s Form 8-K, filed on December 17, 2004.
10.010		through 10.099 Reserved.
10.101		through 10.123 Reserved.
10.124		Amendment to the Final Arbitration Award between Registrant and Sanofi-Synthelabo dated November 3, 2003, incorporated by reference to Exhibit 10.124 of the Registrant’s Form 10-K for the period ending December 31, 2003.
10.125		Security Agreement between Registrant and Sanofi-Synthelabo dated November 3, 2003, incorporated by reference to Exhibit 10.125 of the Registrant’s Form 10-K for the period ending December 31, 2003.
10.126		Grant of Security Interest (Patents) between Registrant and Sanofi-Synthelabo dated January 18, 2004, incorporated by reference to Exhibit 10.126 of the Registrant’s Form 10-K for the period ending December 31, 2003.
10.127		Exchange Agreement between Registrant and the debenture holders dated March 23, 2004, incorporated by reference to Exhibit 99.2 of the Registrant’s Form 8-K filed March 25, 2004.
10.128		Notice of Termination of Structured Equity Line Flexible Financing Agreement dated March 24, 2004, incorporated by reference to Exhibit 10.128 of the Registrant’s Form 10-K for the period ending December 31, 2003.
10.129		Second Amendment to the Final Arbitration Award dated January 27, 2005 between Registrant and Sanofi-Aventis (formerly known as Sanofi-Synthelabo), incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed January 28, 2005.
10.130		through 10.199 Reserved.
10.201		Reserved.
*10	.202	Product Supply Agreement between the Registrant and Contract Manufacturing, Inc. dated July 15, 1997, incorporated by reference as Exhibit 10.202 of the Registrant’s Form 10-K for the period ending December 31, 1999. [Confidential Treatment Requested]
10.203		Reserved.
*10	.204	Supply Agreement between the Registrant and Hydrogel Design Systems, Inc. dated December 31, 1999, incorporated by reference to Exhibit 10.206 of the Registrant’s Form 10-K for the period ending December 31, 1999. [Confidential Treatment Requested]
*10	.205	Supply Agreement between the Registrant and Sanmina Medical Products Division, a division of Sanmina Corporation, dated March 1, 2000, incorporated by reference to Exhibit 10.207 of the Registrant’s Form 10-Q for the quarter ended June 30, 2000. [Confidential Treatment Requested]
*10	.206	Supply Agreement between the Registrant and E.I. du Pont de Nemours & Co. dated June 23, 2000, incorporated by reference to Exhibit 10.208 of the Registrant’s Form 10-Q for the quarter ended June 30, 2000. [Confidential Treatment Requested]
10.207		through 10.210 Reserved.
*10	.211	Sales, Marketing and Distribution Agreement between the Registrant and Sankyo Pharma Inc. dated July 8, 2002, incorporated by reference to Exhibit 10.211 of the Registrant’s Form 10-Q/ A for the period ending September 30, 2002. [Confidential Treatment Requested]
10.212		through 10.213 Reserved.
*10	.214	First Amendment to the Sales, Marketing and Distribution Agreement between the Registrant and Sankyo Pharma Inc. dated January 23, 2003, incorporated by reference to Exhibit 10.214 of the Registrant’s Form 10-K for the period ending December 31, 2002. [Confidential Treatment Requested]

*10	.215	Supply Agreement between the Registrant and Sankyo Pharma Inc. dated January 23, 2003, incorporated by reference to Exhibit 10.215 of the Registrant’s Form 10-K for the period ending December 31, 2002. [Confidential Treatment Requested]
*10	.216	Memorandum of Understanding (TheraCom) to the Sales, Marketing and Distribution Agreement between the Registrant and Sankyo Pharma Inc. dated January 23, 2003, incorporated by reference to Exhibit 10.216 to the Registrant’s Form 10-K for the period ending December 31, 2002. [Confidential Treatment Requested]
10.217		Binding purchase commitment letter dated March 19, 2003 by Sankyo Pharma Inc., incorporated by reference to Exhibit 10.217 of the Registrant’s Form 10-Q for the period ending March 31, 2003.
10.218		Deferral of advertising and promotional amount letter dated March 19, 2003 by Sankyo Pharma Inc., incorporated by reference to Exhibit 10.218 of the Registrant’s Form 10-Q for the period ending March 31, 2003.
*10	.219	Manufacturing Agreement dated May 1, 2003 between the Registrant and Key Tronic Corporation, incorporated by reference to Exhibit 10.219 of the Registrant’s Form 10-Q for the period ending June 30, 2003. [Confidential Treatment Requested]
10.220		Agreement for Global Resolution and Mutual Release of All Claims between the Registrant and Sankyo Pharma Inc. dated December 23, 2003, incorporated by reference to Exhibit 99.3 of the Registrant’s Form 8-K filed December 23, 2003.
10.221		through 10.299 Reserved.
*10	.301	Exclusive License Agreement between the Registrant and The Regents of the University of California dated January 31, 1995, incorporated by reference to Exhibit 10.301 of the Registrant’s Form 10-K for the period ending December 31, 1999. [Confidential Treatment Requested]
*10	.302	License Agreement Amendment between the Registrant and The Regents of the University of California dated April 23, 1998, incorporated by reference to Exhibit 10.302 of the Registrant’s Form 10-K for the period ending December 31, 1999. [Confidential Treatment Requested]
*10	.303	Second Amendment to the Exclusive License Agreement Dated January 31, 1995 for Device for Iontophoretic Non-Invasive Sampling or Delivery of Substances between the Registrant and The Regents of the University of California dated September 19, 2002, incorporated by reference to Exhibit 10.303 of the Registrant’s Form 10-Q/ A for the period ending September 30, 2002. [Confidential Treatment Requested]
10.304		through 10.399 Reserved.
*10	.401	Asset Purchase Agreement dated November 17, 1999 between the Registrant and Ortho-McNeil Pharmaceutical, Inc., incorporated by reference to Exhibit 10.49 of the Registrant’s Form 8-K filed December 30, 1999. [Confidential Treatment Requested]
10.402		through 10.499 Reserved.
10.501		Registrant’s 1999 Stock Incentive Plan (as Amended and Restated January 27, 2003), incorporated by reference to Exhibit 10.501 of the Registrant’s Form 10-K for the period ending December 31, 2002.
10.502		Registrant’s Amended 1991 Employee Stock Purchase Plan (as Amended and Restated March 1, 2000), incorporated by reference to Exhibit 10.502 of the Registrant’s Form 10-K for the period ending December 31, 1999.
10.503		Written Compensation Agreement dated August 28, 1998 between the Registrant and André F. Marion, incorporated by reference to Exhibit 99.7 of the Registrant’s Form S-8 Registration (File No. 333-67331) filed on November 16, 1998.
10.504		Stock Option Agreement between the Registrant and André F. Marion, incorporated by reference to Exhibit 99.8 of the Registrant’s Form S-8 (File No. 333-67331) filed November 16, 1998.
10.505		Form of Employment Agreement between the Registrant and each of the Company’s Officers, incorporated by reference to Exhibit 10.511 of the Registrant’s Form 10-K for the period ending December 31, 2000.

10.506	Form of Employment Agreement between the Registrant and Key Employees, incorporated by reference to Exhibit 10.512 of the Registrant’s Form 10-K for the period ending December 31, 2000.
10.507	Form of Indemnification Agreement for Directors and Officers, incorporated by reference to Exhibit 10.513 of the Registrant’s Form 10-K for the period ending December 31, 2000.
10.508	Form of Retention Letter Agreement between the Registrant and each of the Company’s Officers dated December 18, 2003, incorporated by reference to Exhibit 10.508 of the Registrant’s Form 10-K for the period ending December 31, 2003.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 41).
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A confidential treatment request has been applied for or granted with respect to a portion of this document.
(c) Schedules
      All other schedules are omitted, as they are either not required or the required information is included in the financial statements or notes thereto.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2005.

CYGNUS, INC.

By	/s/ John C. Hodgman

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

Signature	Title	Date

/s/ John C. Hodgman John C. Hodgman	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2005

/s/ Craig W. Carlson Craig W. Carlson	Chief Operating Officer, Chief Financial Officer and Senior Vice President (Principal Financial Officer and Principal Accounting Officer)	March 16, 2005

/s/ André F. Marion André F. Marion	Vice Chairman of the Board of Directors	March 16, 2005

/s/ Frank T. Cary Frank T. Cary	Director	March 16, 2005

/s/ Richard G. Rogers Richard G. Rogers	Director	March 16, 2005

CYGNUS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, 2003 and 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Cygnus, Inc.
We have audited the accompanying consolidated balance sheets of Cygnus Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity/ (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cygnus, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the financial statements, the Company has incurred significant losses from operations and negative operating cash flows and has a net capital deficiency of $7,000 at December 31, 2004. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The 2004 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP
Palo Alto, California
January 27, 2005

CYGNUS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands,
	except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$10,317	$33,483
Inventories	—	62
Accounts receivable	131	31
Current portion of employee notes receivable	—	25
Other current assets	532	719
Equipment held for sale	1,690	—

Total current assets	12,670	34,320
Equipment and improvements:
Manufacturing, office and laboratory equipment	830	11,908
Leasehold improvements	197	377

	1,027	12,285
Less accumulated depreciation and amortization	(1,027)	(9,080)

Net equipment and improvements	—	3,205
Long-term portion of employee notes receivable	—	15
Other assets	—	167

TOTAL ASSETS	$12,670	$37,707

LIABILITIES AND STOCKHOLDERS’ EQUITY/(NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$306	$814
Accrued compensation	260	381
Other accrued liabilities	611	505
Current portion of arbitration obligation	4,500	—
Current portion of convertible debentures	—	14,281
Current portion of capital lease obligations	—	74

Total current liabilities	5,677	16,055
Long-term portion of arbitration obligation	7,000	11,500
Long-term portion of convertible debentures, net of discount of $709 in 2003	—	3,291
Other long-term liabilities	—	39
Commitments and contingencies (Notes 3 and 4)
Total stockholders’ equity/ (net capital deficiency):
Preferred stock, $0.001 par value: 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value: 95,000 shares authorized; issued and outstanding: 41,009 and 38,480 shares at December 31, 2004 and 2003, respectively	41	38
Additional paid-in capital	255,353	254,093
Accumulated deficit	(255,401)	(247,309)

Total stockholders’ equity/ (net capital deficiency)	(7)	6,822

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/ (NET CAPITAL DEFICIENCY)	$12,670	$37,707

See accompanying notes.

CYGNUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Revenues:
Net product revenues	$556	$2,684	$3,453
Contract revenues	—	234	401

Total revenues	556	2,918	3,854
Costs and expenses:
Costs of product revenues	240	15,447	6,396
Research and development	—	5,119	13,883
Sales, marketing, general and administrative	11,369	6,440	22,544

Total costs and expenses	11,609	27,006	42,823

Loss from operations	(11,053)	(24,088)	(38,969)
Interest income and other income/(expense), net	170	114	417
Interest expense	(430)	(2,210)	(3,153)
Gain from Sankyo Pharma settlement	132	75,825	—
Gain on early retirement of convertible debentures	2,891	—	—

Income/(loss) before income taxes	(8,290)	49,641	(41,705)
Provision for/(benefit from) income taxes	(198)	199	23

Net income/(loss)	$(8,092)	$49,442	$(41,728)

Net income/(loss) per share, basic	$(0.20)	$1.28	$(1.11)

Shares used in computation of net income/(loss) per share, basic	40,444	38,480	37,580

Net income/(loss) per share, diluted	$(0.20)	$1.01	$(1.11)

Shares used in computation of net income/(loss) per share, diluted	40,444	49,640	37,580

See accompanying notes.

CYGNUS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’
EQUITY/(NET CAPITAL DEFICIENCY)

		Additional		Total Stockholders’
	Common	Paid-In	Accumulated	Equity/(Net Capital
	Stock	Capital	Deficit	Deficiency)

	(In thousands)
Balances at December 31, 2001	$33	$236,942	$(255,023)	$(18,048)
Issuance of 226 shares of common stock under the 1999 Stock Incentive Plan and Employee Stock Purchase Plan	—	554	—	554
Issuance of 338 shares of common stock in lieu of cash bonuses	—	1,408	—	1,408
Stock-based compensation	—	4	—	4
Issuance of 170 shares of common stock pursuant to equity lines, net of issuance costs	—	452	—	452
Public offering of 4,600 shares of common stock, net of issuance costs	5	14,731	—	14,736
Net and comprehensive loss	—	—	(41,728)	(41,728)

Balances at December 31, 2002	38	254,091	(296,751)	(42,622)
Issuance of 1.6 shares of common stock under the 1999 Stock Incentive Plan	—	1	—	1
Stock-based compensation	—	1	—	1
Net and comprehensive income	—	—	49,442	49,442

Balances at December 31, 2003	38	254,093	(247,309)	6,822
Issuance of 29 shares of common stock under the 1999 Stock Incentive Plan	—	13	—	13
Issuance of 2,500 shares of common stock as convertible debentures payment	3	1,292	—	1,295
Write-off of debt issuance cost associated with convertible debentures	—	(45)	—	(45)
Net and comprehensive loss	—	—	(8,092)	(8,092)

Balances at December 31, 2004	$41	$255,353	$(255,401)	$(7)

See accompanying notes.

CYGNUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income/(loss)	$(8,092)	$49,442	$(41,728)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	1,479	1,921	2,041
(Gain)/loss on sales of equipment	36	(4)	19
Impairment of fixed assets	—	—	1,491
Amortization of deferred financing costs	282	1,397	1,435
Stock-based compensation	—	1	4
Write-off of employee notes receivable	40	122	(40)
Accrued interest on convertible debentures	144	—	—
Gain on early retirement of convertible debentures	(2,891)	—	—
Non-cash portion of gain from Sankyo Pharma settlement	—	(46,094)	—
Change in operating assets and liabilities:
Accounts receivable from Sankyo Pharma	—	(586)	(497)
Inventories	62	6,566	(4,641)
Other assets	148	410	66
Other	(1)	2	28
Accounts payable and other accrued liabilities	(402)	(1,808)	870
Accrued compensation	(121)	(2,247)	503
Advances from Sankyo Pharma	—	2,395	1,382
Deferred revenues from Sankyo Pharma	—	—	20,000
Deferred revenues from Sankyo Pharma net of deferred costs of product shipments	—	1,107	8,199
Amount due to Sankyo Pharma	—	1,857	7,237
Arbitration obligation	—	(3,500)	(8,390)
Other long-term liabilities	(39)	39	(161)

Net cash provided by/(used in) operating activities	(9,355)	11,020	(12,182)

Cash flows from investing activities:
Capital expenditures	—	(83)	(601)
Proceeds from sales of equipment	—	7	5
Purchases of investments	—	(800)	(14,246)
Sales of investments	—	4,000	15,550
Maturity of investments	—	—	2,074

Net cash provided by investing activities	—	3,124	2,782

Cash flows from financing activities:
Issuance of common stock	13	1	15,742
Principal payments of convertible debentures	(13,750)	(4,000)	—
Principal payments of capital lease obligations	(74)	(77)	(69)

Net cash provided by/(used in) financing activities	(13,811)	(4,076)	15,673

Net increase/(decrease) in cash and cash equivalents	(23,166)	10,068	6,273
Cash and cash equivalents at the beginning of the year	33,483	23,415	17,142

Cash and cash equivalents at the end of the year	$10,317	$33,483	$23,415

Supplemental disclosure of cash flow information:
Interest paid	$148	$757	$220
Foreign income taxes paid	$—	$21	$27
Supplemental schedule of non-cash investing and financing activities:
Value of shares granted in lieu of bonus	$—	$—	$1,408
Value of shares issued as convertible debentures payment	$1,295	$—	$—
Write-off of debt issuance cost associated with convertible debentures	$(46)	$—	$—
See accompanying notes.

CYGNUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2004

Note 1:	Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
      Cygnus, Inc. was incorporated in California in 1985 and was merged into a Delaware corporation in 1995. We develop and manufacture new and improved glucose monitoring devices. Our products are designed to provide more data to individuals and their physicians and enable them to make better-informed decisions on how to manage diabetes. Our GlucoWatch® Biographer line of products consists of frequent, automatic and non-invasive glucose monitoring devices.
      On December 16, 2004, we entered into an Asset Purchase Agreement with Animas Corporation and Animas Technologies LLC (collectively, “Animas”) for the sale of substantially all of our assets (other than our cash and cash equivalents, accounts receivable, and our claims in the arbitration matter with Ortho-McNeil Pharmaceutical, Inc. (“Ortho-McNeil”), including our intellectual property, product development and production equipment, regulatory package, inventory and certain assumed contracts, including all supplier, manufacturing and license agreements related to our products, to Animas for $10.0 million in cash. Upon the closing of the asset sale, we will satisfy our remaining renegotiated arbitration obligation to Sanofi-Aventis ($10.0 million, if paid prior to February 28, 2006) in order to release our assets, including our intellectual property, from the security interests that Sanofi-Aventis has in those assets. On February 9, 2005, we filed our definitive Proxy Statement on Schedule 14A with the Securities and Exchange Commission (SEC), seeking stockholder approval for the asset sale and for a Plan of Complete Liquidation and Dissolution. A special meeting of our stockholders to vote on these matters has been scheduled for March 23, 2005. We must vacate our Redwood City, California, facility on or before March 31, 2005 pursuant to our Lease Termination Agreement with our landlord executed on December 16, 2004. Thereafter, it is anticipated that only two employees will remain to continue the arbitration matter and the wind-down of the Company.
      Under the Asset Purchase Agreement with Animas, we would retain the rights to the arbitration matter, which pertains to our claims arising out of the 1999 sale of substantially all of our drug delivery business assets to Ortho-McNeil. We are seeking $34.6 million in the arbitration matter. The arbitration process is at an early stage, and the outcome of the arbitration matter is inherently uncertain. Although we believe we have meritorious claims, it is possible that we could receive no recovery at all. This is a risk inherent in all litigation. We intend to vigorously pursue our claims in the arbitration matter until final resolution, although our Board of Directors will have the discretion to resolve the arbitration matter at any time it determines such course to be in the best interests of our creditors and stockholders. The parties and arbitration panel have scheduled the hearing on the arbitration matter to occur in mid-September to early October 2005. Upon final resolution, we intend to satisfy (or provide for) any and all of our remaining obligations and to file a certificate of dissolution with the Delaware secretary of state pursuant to our Plan of Complete Liquidation and Dissolution. There can be no assurance that our funds, including those received from the proceeds of the asset sale to Animas, will be sufficient to pursue the arbitration matter to a satisfactory resolution. However, as of December 31, 2004, based upon current expectations for operating losses and projected expenditures, we believe that existing cash and cash equivalents of $10.3 million, together with to the $10.0 million proceeds from Animas pursuant to our Asset Purchase Agreement that would be used to fully satisfy our arbitration obligation to Sanofi-Aventis, will be sufficient to meet our planned operating expenses, including legal expenses for the arbitration matter, at least through December 31, 2005.
      If the asset sale to Animas is not completed, whether due to the failure of stockholders to approve the transaction or to the failure to satisfy closing conditions, we would likely file for, or be forced to resort to, bankruptcy protection and it is unlikely that there would be funds available for a distribution to stockholders. These conditions raise substantial doubt about our ability to continue as a going concern.

CYGNUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2004, we had existing cash and cash equivalents of $10.3 million. However, we have incurred significant net losses since our inception, including a net loss of $8.1 million for the year ended December 31, 2004. We have also incurred negative cash flows from operations since our inception. As of December 31, 2004, our accumulated deficit was $255.4 million and our net capital deficiency was $7,000.
      The financial statements do not include any adjustments to reflect the possible future effects on the arbitration recoverability, if any, and any classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.
Basis of Consolidation
      The consolidated financial statements include the accounts of Cygnus and our wholly owned U.K. subsidiary, which was dissolved in June 2004, after elimination of all material inter-company balances and transactions. The impact of the dissolution on our consolidated financial statements was insignificant.
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
      Due to the current uncertainty surrounding our business situation, the realization of value for our equipment held for sale is based upon the amounts to be received at the anticipated closing of the asset sale to Animas, which amounts will be used to satisfy our Sanofi-Aventis arbitration obligation.
Customer and Other Concentrations
      One customer, Diabetic Promotions, provided 74% of our 2004 product revenues. One customer, Sankyo Pharma Inc., provided 93% and 57% of our 2003 and 2002 product revenues, respectively. We did not receive any contract revenues in 2004. One customer, National Institutes of Health (NIH), provided 100% of our contract revenues in 2003 and 2002. One customer, Diabetic Promotions, was responsible for 100% of our accounts receivable in 2004. One customer, NIH, was responsible for 100% of our accounts receivable in 2003; and one customer, Sankyo Pharma, was responsible for our accounts receivable in 2002.
      We maintain our cash and cash equivalents primarily with a bank and two brokerage houses that management believes are creditworthy. This practice is consistent with our policy to maintain high liquidity and to ensure safety of principal.
Foreign Currency Translation
      The functional currency of our now-dissolved foreign subsidiary in the United Kingdom was the British pound and the reporting currency of this now-dissolved subsidiary was the U.S. dollar. Monetary assets and liabilities of our foreign subsidiary denominated in foreign currency were translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date. Revenues and expenses were translated at the weighted average exchange rate for the year. Transaction gains and losses were included in operating results and were insignificant for all periods presented.

CYGNUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accounting for Stock-Based Compensation
      We issue stock options to our employees and outside directors and provide them the right to purchase our stock pursuant to stockholder-approved stock option programs. We account for our stock-based compensation plans under the intrinsic-value method of accounting as defined by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees (APB 25),” and related interpretations. We have elected to follow APB 25 in accounting for our employee stock options because the alternative fair value accounting provided for under the Statement No. 123, Accounting for Stock Based Compensation (FAS 123),” which requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of our employee and director stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized for these grants.
      On May 13, 2004, we accelerated the vesting of all employee stock options with exercise prices in excess of the then-current market price. The vesting of a total of 1.2 million stock options with a weighted average exercise price of $1.36 was accelerated. In accordance with APB 25, we did not record any compensation expense associated with the acceleration of these options because the intrinsic value of the options at the date of acceleration was not in excess of the original intrinsic value of the options. In the second quarter of 2004 and for the year ended December 31, 2004, we reflected an additional pro forma expense of $352,000 associated with the above acceleration under the provisions of FAS 123.
      For purposes of disclosure pursuant to FAS 123, the estimated fair value of employee and director stock options is amortized to expense over the vesting periods of the options.
      The following table illustrates the effect on net income/(loss) and net income/(loss) per share if we had applied the fair value recognition provisions of FAS 123 to stock-based employee and director compensation:

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share amounts)
Net income/(loss), as reported	$(8,092)	$49,442	$(41,728)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(708)	(1,119)	(2,873)

Pro forma net income/(loss)	$(8,800)	$48,323	$(44,601)

Net income/(loss), per share:
Basic, as reported	$(0.20)	$1.28	$(1.11)
Basic, pro forma	$(0.22)	$1.26	$(1.19)
Diluted, as reported	$(0.20)	$1.01	$(1.11)
Diluted, pro forma	$(0.22)	$0.99	$(1.19)

CYGNUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Pro forma information regarding net income/(loss) and net income/(loss) per share is required by FAS 123, which also requires that the information be determined as if we had accounted for our employee stock options granted under the fair value method of FAS 123. For the years ended December 31, 2004, 2003, and 2002, the estimated grant date weighted average fair value per share for stock options granted was $0.29, $0.21 and $2.41, respectively. The fair value for the options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Years Ended December 31,

	2004	2003	2002

Risk-free interest rate	2.37%	2.82%	4.20%
Volatility	1.68	1.05	0.83
Dividend yield	0	0	0
Expected life (years)	2	3	5
      Effective January 8, 2003, our Board of Directors suspended the Amended 1991 Employee Stock Purchase Plan, as last amended and restated February 12, 2002, because our stock had been delisted from trading on the Nasdaq National Market. Thus, no shares were purchased pursuant to the Employee Stock Purchase Plan during the years ended December 31, 2004 and 2003. The valuation related to the shares granted pursuant to the Employee Stock Purchase Plan in 2002 was calculated using the following assumptions:

Year Ended December 31, 2002

Risk-free interest rate	1.13%
Volatility	1.25
Dividend yield	0
Expected life (years)	0.5
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
      Pursuant to SEC Staff Accounting Bulletin No. 74 (Topic 11-M), “Disclosure of the Impact the Recently Issued Accounting Standards Will Have on Financial Statements of a Registrant When Adopted in Future Periods,” we are required to discuss the impact of the adoption of FAS 123(R) subsequent to the second quarter of 2005. We expect the impact on our financial statements will be minimal due to the low number of outstanding unvested stock options. Given our current situation, we do not anticipate granting any additional stock options. The expenses to be recorded in third and fourth quarters of 2005, based upon the unvested options as of December 31, 2004, are expected to be $5,000 and $4,000, respectively. See New Accounting Standards below.
Accounting for Impairment or Disposal of Long-Lived Assets
      We review equipment and improvements and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with FAS 144. Recoverability of all “held for use” assets is measured by a comparison of the carrying amount of the assets to the future net cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment is recognized and is measured as the amount by which the carrying amount of

CYGNUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the assets exceeds the fair value of the assets, evaluated by considering the present value of future net cash flows. The recoverability of all “held for sale” assets is measured by a comparison of the carrying amount of the assets to the fair value less costs to sell. The fair value of the “held for sale” assets was determined based on the quoted market price.
      In December, 2004, we entered into an Asset Purchase Agreement with Animas for the sale of substantially all of our assets (other than our cash and cash equivalents, accounts receivable, and our claims in the arbitration matter with Ortho-McNeil Pharmaceutical, Inc. described below) including our intellectual property, product development and production equipment, regulatory package, inventory and certain assumed contracts, including all supplier, manufacturing and license agreements related to our products, to Animas for $10.0 million in cash. We anticipate that the asset sale, if approved, will close in the first quarter of 2005. The carrying value of the asset group was $1.7 million as of December 31, 2004, and we determined that the plan of sale criteria set forth in FAS 144 had been met. Because the asset purchase price of $10.0 million less selling costs exceeds the carrying value of the assets being purchased, we did not recognize any impairment charges in 2004. The carrying value of the manufacturing equipment that is held for sale of $1.7 million is presented separately in the “Equipment held for sale” line of our consolidated balance sheet as of December 31, 2004.
      No impairment charges were recorded during 2003. In the fourth quarter of 2002, we recorded an impairment charge of $1.5 million, primarily relating to our semi-automated, back-up AutoSensor manufacturing equipment, which became obsolete in the fourth quarter of 2002 as a result of the implementation of our fully automated equipment. This charge was included in our sales, marketing, general and administrative expenses.
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
      During the first two quarters of 2004, Sankyo Pharma provided certain distribution and customer services and we received 30% of all monies received for products sold by them. Amounts received were recorded as additional “Gain from Sankyo Pharma settlement” in our statement of operations, and we did not record any product revenues for these sales. On July 1, 2004, we entered into a non-exclusive distribution agreement for the G2 Biographer in the United States with Diabetic Promotions, a direct-mail supplier of diabetic products. For the year ended December 31, 2004, 75% of our product revenues were generated from U.S. sales and 25% of our product revenues were generated from U.K. sales. We recognize revenues for U.S. sales when we ship products to Diabetic Promotions. Diabetic Promotions does not have a right of return for such products. For sales in the United Kingdom, we recognize revenues when product is shipped to end-user customers.
      In 2003, revenues in the United States generated from our shipments of product to Sankyo Pharma for resale under our now-terminated Sales, Marketing and Distribution Agreement were deferred until the product was sold by Sankyo Pharma to its third-party customers, because the net price of our product sales to Sankyo Pharma was subject to certain contractual pricing adjustments. Product revenues recorded by us for the first three calendar quarters of 2003 were net of these adjustments; however, product revenues recorded for the fourth quarter ended December 31, 2003 were not subject to such adjustments because our Sales, Marketing and Distribution Agreement with Sankyo Pharma had been terminated, pursuant to the Global Resolution. Revenues generated from our shipments of sample and practice Biographers to Sankyo Pharma

CYGNUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
were recognized when all the above conditions for recognition of product sales were met, typically upon delivery of those products to Sankyo Pharma, as the sales of such products were not subject to future pricing adjustments.
      We offer a one-year warranty on our Biographer from the date of sale to the end-user customer. We accrue for estimated warranty costs and other allowances when the revenues from product sales are recognized. The warranty expenses recorded to date have not been significant. We periodically assess the adequacy of our recorded warranty liability and adjust the amount as necessary.
      Our contract revenues have related to payments received pursuant to research grants and contracts. Revenues were recognized based on the performance requirements of the grant or contract and as reimbursable expenses were incurred. We currently are not performing work under any grant or contract.
      We evaluate the collectability of our trade receivables based on our customers’ abilities to meet their financial obligations and generally do not require collateral. We determine amounts to be past due based on the terms and conditions set forth in the purchase agreements. We had $131,000 in trade receivables outstanding as of December 31, 2004.
Research and Development
      In 2003, we discontinued our research and development efforts although we retained a very limited number of personnel in this area. In 2004, the costs of these personnel are included in our sales, marketing, general and administrative expenses because these personnel were not performing any research or development subsequent to December 31, 2003. In the past, research and development expenses In the past, research and development expenses included costs for scientific and product development personnel, material used in the development and validation of high-capacity manufacturing processes, consultants, clinical trials, supplies, maintenance of our quality system, depreciation of equipment used in research and product development, and facilities allocations. Research and development costs were expensed as incurred. Research and development expenses also included costs associated with research and development grants. These expenses approximated the revenue recognized.
Advertising Expenses
      We expense advertising costs as incurred. We did not incur any advertising expenses in 2004 or 2003. Advertising expenses were $3.5 million in 2002.

CYGNUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Net Income/(Loss) Per Share
      Basic net income/(loss) per share is calculated based upon the weighted average number of shares of our common stock. Diluted net income/(loss) per share is calculated based upon the weighted average number of shares of our common stock and common equivalent shares (using the treasury stock method for stock options and using the if/converted method for convertible debentures), if dilutive. The following table shows a reconciliation of the numerator and denominator of the basic and diluted net income/(loss) per share computation:

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Numerator:
Numerator for basic net income/(loss) per share: net income/(loss)	$(8,092)	$49,442	$(41,728)
Interest associated with convertible debentures	—	745	—

Numerator for dilutive net income/(loss) per share	$(8,092)	$50,187	$(41,728)

Denominator:
Denominator for basic net income/(loss) per share: weighted average shares outstanding	40,444	38,480	37,580
Weighted average dilutive potential common shares from stock options and shares subject to issuance upon conversion of convertible debentures	—	11,160	—

Denominator for diluted net income/(loss) per share	40,444	49,640	37,580

Basic net income/(loss) per share	$(0.20)	$1.28	$(1.11)

Diluted net income/(loss) per share	$(0.20)	$1.01	$(1.11)

      Shares issuable from stock options, warrants and convertible debentures were excluded from the diluted loss per share computation in 2004 and 2002, as their effect was anti-dilutive. Diluted net income per share for 2003 does not include the effect of 6.0 million options to purchase our common stock and warrants to purchase 873,000 shares of our common stock, because the effect of these securities was anti-dilutive.
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
      We consider all short-term investments as available-for-sale. As such, short-term investments are carried at estimated fair value and any related unrealized gains and losses included in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income and other income and income/(expense), net and have been immaterial to date. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income and other income/(expense), net.
      As of December 31, 2004 and 2003, cash and cash equivalents were $10.3 million and $33.5 million, respectively. As of December 31, 2004 and 2003, we did not hold any short-term investments. Our cash and cash equivalents are maintained in money market funds and checking accounts. All cash equivalents as of December 31, 2004 and 2003 have maturity dates of less than 90 days.

CYGNUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Inventory
      Inventory is stated at standard cost, adjusted to approximate the lower of actual cost (first-in, first out method) or market, after appropriate consideration has been given to obsolescence and inventory in excess of anticipated future demand.
      In 2003 we wrote off a significant portion of our inventory. In the third quarter of 2003, in light of our then-ongoing litigation with Sankyo Pharma, our subsequent reduction in force, and the excess product inventory held by Sankyo Pharma, we concluded that it was unlikely that we would continue to manufacture any products in the near future. Thus, we determined that we would not be able to realize the value of our remaining raw materials and work-in-process inventories and wrote off a total of approximately $4.9 million of these inventories at that time. We also wrote off $831,000 in prepaid inventory orders with one of our sole source component suppliers. Additionally, in December 2003, we wrote off substantially all of our remaining finished goods inventory, valued at approximately $630,000, that had not been shipped or sold to Sankyo Pharma.
      Under the terms of our Global Resolution, Sankyo Pharma transferred title to us of more than 20,000 GlucoWatch G2 Biographers and more than 1.0 million AutoSensors that we had previously sold and shipped to them. Because we did not have a new sales, marketing and distribution partner or other strategic alliance to sell our products, we anticipated minimal demand for our products in the foreseeable future. Therefore, we assessed that the Sankyo Pharma finished goods inventory received as part of the Global Resolution in December 2003 had no realizable value at the time.
      Products sold in 2004 were primarily those for which title had been transferred to us from Sankyo Pharma in the fourth quarter of 2003. No inventory was recorded in our financial statements for such product and, consequently, no costs of product revenues were recorded when such product was sold. If we were to have recorded an inventory value for such product, our costs of product revenues for the year ended December 31, 2004 would have been approximately $425,000 greater than the reported amounts. For the year ended December 31, 2003, if we were to have included material and other production costs that had been previously written off but were later used in the manufacturing of our products, our costs of product revenues would have been $390,000 greater than the reported amounts.
      We did not have any inventory recorded as of December 31, 2004. Our inventory of $62,000 as of December 31, 2003, consisted of finished goods for sale in the United Kingdom.
Shipping and Handling Costs
      Shipping and handling costs incurred by us are included in costs of product revenues in the consolidated statements of operations.
Equipment and Improvements
      Equipment and improvements are recorded at cost. Depreciation of equipment is computed on a straight-line basis over the estimated useful lives of 18 to 60 months. Leasehold improvements and assets recorded under capital leases are amortized using the straight-line method over the shorter of the estimated useful life of the assets or the term of the leases.
Comprehensive Income/(Loss)
      Comprehensive income/(loss) includes changes in stockholders’ equity during the period, except those resulting from investments by stockholders and distributions to stockholders. Other comprehensive income/(loss) consists primarily of unrealized gains and losses on available-for-sale securities. Other comprehensive income/(loss) has not been significant in any of the periods presented.

CYGNUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Segment Information
      We operate in one segment, the development and manufacture of glucose monitoring products, and in two geographic regions, the United States and the United Kingdom. We are evaluated by our Chief Executive Officer, who is the designated Chief Operating Decision Maker, on a single-segment basis. Product revenues with customers in these geographic regions were as follows:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
United States	$419	$2,533	$3,098
United Kingdom	137	151	355

Total	$556	$2,684	$3,453

      As of December 31, 2004, all of our assets are located in the United States.
New Accounting Standards
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, as revised, “Share-Based Payment” (FAS123R), which requires the cost resulting from all stock-based payment transactions to be recognized in the consolidated financial statements. That cost will be measured based on the fair value of the equity instruments issued. Under FAS 123R, the fair value based method for recognition of compensation expense is required to be applied using the modified prospective transition method or the modified retrospective transition method. We currently measure compensation expense for our stock-based employee and director compensation under the intrinsic value method and, as such, generally recognize no compensation costs for these options. The adoption of FAS 123R is not expected to have a material impact on our consolidated financial statements. The adoption of FAS 123R is effective for us on July 1, 2005.

CYGNUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2:     Cygnus and Sankyo Pharma
      On July 8, 2002, we entered into a Sales, Marketing and Distribution Agreement with Sankyo Pharma that superseded and replaced our prior November  28, 2001 Co-Promotion Agreement with them. Under the new agreement, Sankyo Pharma was responsible for sales, marketing, managed care and government contracting, and distribution of our GlucoWatch G2 Biographer and our other similar glucose monitoring products for a period of 12 years beginning on April  1, 2002. On October 6, 2003, we filed a complaint in the Superior Court of the State of California for the County of San Mateo against Sankyo Pharma and Sankyo Japan for breach of contract and intentional interference with contract relating to the sales, marketing and distribution of our GlucoWatch Biographer products. On November 6, 2003, Sankyo Pharma filed an answer and cross-claims against us for declaratory relief, breach of contract, and defamation. On December 23, 2003, we entered into the Global Resolution with Sankyo Pharma that resolved and dismissed the pending litigation, as well as terminating our Sales, Marketing and Distribution Agreement and all other contractual arrangements. The Global Resolution provided for Sankyo Pharma to pay us $30.0 million and also specified that neither party owed any payments to the other party, thus allowing us to write off certain liabilities and assets, resulting in a total net gain of $75.8 million. The following table summarizes the components of this gain in the year ended December 31, 2003, in thousands:

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

      During the transition period in which Sankyo Pharma provided certain distribution and customer services in 2004, we received 30% of all monies received for products sold by them. This transition period ended on June 30, 2004, and we received $132,000, which was recorded as additional “Gain from Sankyo Pharma settlement” in our statement of operations.

Note 3:	Manufacturing and Other Contractual Arrangements
      In 1997, we entered into a Product Supply Agreement with Contract Manufacturing, Inc. (“CMI”), now Corium International (“Corium”), to manufacture our AutoSensors. In December of 1996, we had hired the owner of CMI as a non-officer, part-time employee of Cygnus, Inc. However, this individual’s employment with us terminated in March 2000 and, subsequently, we entered into a consulting agreement in 2001 under which he received 10,000 shares of Cygnus common stock upon a performance milestone. This consulting agreement has now expired. Two former Cygnus executive officers have joined Corium. During 2004, 2003, and 2002, we paid Corium $0, $3.3 million, and $4.6 million, respectively, for manufacturing services provided to us. Currently, we have suspended our manufacturing activities and thus Corium is not manufacturing any products for us at this time. We also bought certain of our capital manufacturing equipment for the AutoSensor from a company previously under the control of the owner of Corium. During 2004 and 2003, we did not purchase capital equipment from this company; however, in 2002, we purchased capital equipment for $600,000. Under the terms of our Asset Purchase Agreement with Animas, our agreement with Corium will be assigned to Animas at the time of closing of the asset sale.

CYGNUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In 1995, we entered into an Exclusive License Agreement with The Regents of the University of California relating to reverse iontophoresis patent rights. We were obligated to start paying royalties after the first commercial sale of our GlucoWatch Biographer, which occurred in 2001 in the United Kingdom. In 2004, we recorded annual minimum royalties of $150,000 to the University of California. In 2003 and 2002, we recorded annual minimum royalties of $70,000 and $40,000, respectively. Commencing in 2005, the minimum royalties through the end of the Exclusive License Agreement are $200,000 per year. Under the terms of our Asset Purchase Agreement with Animas, the Exclusive License Agreement will be assigned to Animas at the time of closing of the asset sale, and Animas will be responsible for the royalties thereafter.
      We anticipate that the amount of severance and retention we may have to pay to employees in 2005 is approximately $2.6 million in the aggregate and would be paid on or about the closing of the Asset Purchase Agreement. Of this $2.6 million, an aggregate of $2.0 million would be paid to our Chief Executive Officer and the other executive officers of the Company (hereinafter referred to as the “Named Executive Officers”) upon termination and an aggregate of $600,000 would be paid to non-officer employees upon either termination or the completion of specific activities. The portion of the severance and retention amounts earned as of December 31, 2004 is included within “Accrued compensation” in our consolidated balance sheet.

Note 4:	Operating Lease
      In December 2004, we signed a lease termination agreement with our Redwood City, California, facility landlord whereby we paid a termination fee of $500,000, forfeited our security deposit of approximately $78,000 and will leave certain fully depreciated trade fixtures, equipment and furniture in the facility when we vacate on or before March 31, 2005. The termination costs of $578,000 were expensed in December 2004. The early termination relieved us of our contractual obligations of approximately $3.7 million for the remaining lease term through April 30, 2009.
      Prior to termination of the lease, the terms of the lease provides for rental payments on a graduated scale. We recognized rent expense on a straight-line basis over the period of the lease. Rent expense, excluding any termination fees, amounted to $879,000, $826,000, and $1.0 million, net of sublease payments of $0, $371,000, and $789,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Rent expense commitments under the lease in the first quarter of 2005 are $274,000.

Note 5:	Financing Instruments
      In June 1999, we entered into two financing arrangements: a Convertible Debenture and Warrant Purchase Agreement and a Structured Equity Line Flexible Financing Agreement. Since that time, we entered into two additional equity line agreements in 2000 and 2001. As of December 31, 2004, we have no financing arrangements in place.

CYGNUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Debentures
      On March 23, 2004, we entered into an Exchange Agreement with our debenture holders and retired all of our outstanding convertible debentures in exchange for an aggregate of $13.8 million in cash and 2.5 million shares of our common stock valued at $1.3 million. As of March 22, 2004, the principal and accrued interest on the convertible debentures totaled $18.4 million. As part of the early retirement of our convertible debentures and warrants to purchase our common stock that had been issued to the debenture holders, we also wrote off the remaining balances of our debt issuance costs and debt discount. We recorded a non-cash net gain of $2.9 million from the early retirement of our convertible debentures in 2004. As part of the Exchange Agreement, we terminated the registration rights agreement associated with the convertible debentures and the security interests in our assets held by the debenture holders. The following table shows the calculation of this non-cash net gain, in thousands.

Accrued principal and interest at March 22, 2004	$18,425
Less:
Cash paid on retirement	13,750
Valuation of shares issued on retirement	1,295
Write-off of debt issuance and discount costs	489

Net gain	$2,891

Equity Line
      On March 24, 2004, we notified our investors that we were electing to terminate our remaining equity line agreement with them, which had a commitment period ending December 31, 2004 and a remaining balance of $29.0 million. In May 2003, the investors voluntarily surrendered all of their warrants under the equity lines. No consideration was provided to the investors in connection with this surrender of warrants.
      We also issued warrants to our placement agent in connection with our prior equity lines. In 2001, we issued a five-year warrant to purchase 11,178 shares of common stock at an exercise price of $9.85, which expires in May 2006. In 2002, we issued a five-year warrant to purchase 49,914 shares of common stock at an exercise price of $7.74, which expires in January 2007. In 2003, we issued a five-year warrant to purchase 16,511 shares of common stock at an exercise price of $3.72, which expires in August 2008.

Note 6:	Stockholders’ Equity
Common Stock
      In 2004 and 2003, we did not issue any shares of our common stock to our employees. In 2002, we issued 338,000 shares of our common stock too our employees in lieu of paying a cash bonus, and the value of the common stock issued was $1.4 million.

CYGNUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Warrants
      We account for all warrants issued in connection with services rendered on the basis of the fair value of the warrants. We estimate the fair value of such instruments using the Black-Scholes valuation model, and the fair value thus computed is then recognized over the period for which the underlying services are rendered. The warrants were issued in connection with various financing activities, specifically our equity lines and convertible debentures. Warrants issued in connection with the equity lines have been reflected as additional costs of financing and additional paid-in-capital, and thus have no net impact on our financial statements. Warrants issued in connection with the convertible debentures were reflected as additional costs and amortized to interest expense over the life of the convertible debentures. The remaining interest expense of $144,000 was written off in 2004 upon the retirement of the convertible debentures. The following table summarizes the warrants outstanding as of December 31, 2004, which were issued to the placement agent in connection with our first and second equity lines:

				Fair Value of
	Number of Shares	Exercise	Expiration	Warrants at
Date of Warrants	Covered by Warrants	Price	Date	Issuance

05/09/01	11,178	$9.85	05/09/06	$51,195
01/08/02	49,914	$7.74	01/08/07	$163,219
08/01/03	16,511	$3.72	08/01/08	$2,642
Employee Stock Purchase Plan
      Effective January 8, 2003, our Board of Directors suspended the Amended 1991 Employee Stock Purchase Plan, as last amended and restated February 12, 2002, due to the fact that our stock was delisted from trading on the Nasdaq National Market. As of December 31, 2004, a total of 869,000 shares of common stock were reserved for issuance to eligible employees under the Stock Purchase Plan. During 2004, 2003 and 2002, 0 shares, 0 shares and 200,000 shares, respectively, were purchased under the Stock Purchase Plan, with aggregate grant date fair values for shares issued of $0, $0, and $288,000, respectively.
Stock Incentive Plan
      The 1999 Stock Incentive Plan (“Stock Plan”) authorizes our Board of Directors to grant stock options, restricted stock, stock units, stock appreciation rights and other awards to employees and consultants. Since its inception and through December 31, 2004, a total of up to 11.4 million shares of common stock have been authorized for issuance under the Stock Plan. As of December 31, 2004, 7.0 million shares of common stock were still available for future issuance under the Stock Plan, of which 1.2 million were available for grant. The Stock Plan will terminate in 2013, unless sooner terminated by our Board of Directors or extended by our Board of Directors and approved by the stockholders. Under the Stock Plan, stock options must be granted at no less than the fair market value on the date of grant. Options generally vest over a two-year or four-year period and are exercisable for a term of ten years after issuance, unless otherwise determined by our Board of Directors or a committee thereof.
      Effective January 27, 2003, our Board of Directors amended the Stock Plan in order to comply with the California General Corporations Law. Our common stock was delisted from trading on the Nasdaq National Market System effective with the opening of business on January 8, 2003 and commenced trading on the OTC Bulletin Board that same day. We are now required to comply with certain provisions of the California General Corporations Law from which we were previously exempt prior to the delisting.
      Under the Stock Plan, stock may be sold and issued to eligible recipients and stock bonuses or rights to purchase common stock may be granted by our Board of Directors or a committee thereof for past services at the fair market value on the date of grant. Our Board of Directors may impose certain repurchase rights in

CYGNUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
favor of Cygnus in the event that an employee is terminated prior to certain predetermined vesting dates. As of December 31, 2004, 2003 and 2002, no shares were subject to repurchase.
      A summary of our stock option activity for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004		2003		2002

	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Price	Options	Price	Options	Price

	(In thousands)		(In thousands)		(In thousands)
Total outstanding at beginning of year	6,615	$4.82	4,015	$8.71	4,072	$9.68
Granted	128	$0.37	3,630	$0.40	1,241	$1.79
Exercised	(29)	$0.46	(2)	$0.46	(278)	$0.37
Forfeited	(784)	$5.78	(929)	$4.72	(993)	$6.21
Expired	(156)	$8.47	(99)	$1.23	(27)	$14.38

Outstanding at end of year	5,774	$4.52	6,615	$4.82	4,015	$8.71

Exercisable at end of year	5,322	$4.89	4,040	$7.23	2,764	$10.24
Weighted-average fair value of options granted during year		$0.29		$0.21		$3.69
      A summary of our stock option position as of December 31, 2004 is as follows:

	Options Outstanding			Exercisable

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of Exercise Prices	Number	Contractual Life	Price	Number	Price

	(In thousands)	(In years)		(In thousands)
$ 0.095 - $ 0.12	754	8.97	$0.12	376	$0.12
$ 0.27 - $ 0.46	2,248	8.16	$0.45	2,174	$0.46
$ 0.47 - $ 5.00	1,150	6.34	$3.84	1,150	$3.84
$ 5.75 - $14.50	993	3.68	$9.77	993	$9.77
$15.13 - $21.75	629	3.65	$17.24	629	$17.24

	5,774	6.64	$4.52	5,322	$4.89

Common Stock Reserved for Future Issuance
      As of December 31, 2004, the total number of shares of common stock reserved for issuance is as follows:

(In thousands)
Stock Incentive Plan	6,992
Employee Stock Purchase Plan	869
Outstanding warrants	78

Total common stock reserved	7,939

CYGNUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7:	Income Taxes
      The provision for/ (benefit from) income taxes consists of the following:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Current
Federal	$(198)	$198	$—
State	—	—	—
Foreign	—	1	23

Total	$(198)	$199	$23

      A reconciliation of income taxes computed at the U.S. statutory federal income tax rate with the provision for/ (benefit from) income taxes included in the statements of operations is as follows:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
U.S. Federal taxes/(benefit)
At statutory rate	$(2,832)	$17,361	$(14,188)
Federal alternative minimum taxes	(198)	198	—
State income taxes	—	—	—
Foreign income taxes	—	1	23
Unutilized/ (utilized) net operating losses	2,832	(17,361)	14,188

Total	$(198)	$199	$23

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	December 31, 2004

	2004	2003

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$81,750	$85,067
Research and development tax credit carryforwards	9,448	9,531
Arbitration obligation accrual	4,600	4,600
Capitalized research and development	3,648	4,404
Other	256	132

Total deferred tax assets	99,702	103,734
Valuation allowance for deferred tax assets	(99,702)	(103,734)

Net deferred tax assets	$—	$—

      Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance in an amount equal to the net deferred tax assets as of December 31, 2004 and 2003 has been established to reflect these uncertainties. The valuation allowance decreased by $4.0 million in 2004, decreased by $17.7 million in 2003, and increased by $14.7 million in 2002.

CYGNUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2004, we had federal net operating loss and research and development tax credit carryforwards of $235.0 million and $6.4 million, respectively. These carryforwards expire at various dates beginning in 2005 and ending in 2024. For state income tax purposes, as of December 31, 2004 we had net operating loss carryforwards of $30.6 million that expire at various dates beginning in 2010 and ending in 2014, and state research and development tax credits of approximately $4.7 million, which do not expire.
      Because of the change-in-ownership provisions of the Internal Revenue Code of 1986, as amended, a substantial portion of our net operating loss and tax credit carryforwards may be subject to annual limitations. The annual limitation may result in the expiration of net operating losses and tax credits before utilization. Additionally, we believe it is unlikely that we will be able to utilize these net operating loss and research and development tax credit carryforwards after the resolution of our arbitration with Ortho-McNeil because we will dissolve the Company.

Note 8:	Arbitration Obligation
      On December 11, 1997, the International Court of Arbitration issued a Final Award, which was not appealable, in an arbitration matter between Sanofi, S.A. (now Sanofi-Aventis), and Cygnus related to transdermal hormone replacement therapy systems. This Final Award against Cygnus of $37.0 million was entered as a judgment of the United States District Court for the Northern District of California. An initial payment of $14.0 million was made within 14 days of the Final Award and in 1997 we accrued an aggregate remaining liability of $23.0 million for the following: (i) payments of an aggregate amount equal to $17.0 million as royalty payments for the period 2001 through 2005, payable 60 days after the end of each year ($2.0 million of which was paid in February 2002 for the year 2001, $3.0 million of which was paid in February 2003 for the year 2002, $4.0 million of which was to be paid for the year 2003, $4.0 million of which was to be paid for the year 2004 and $4.0 million of which was to be paid for the year 2005), and (ii) a convertible promissory note bearing interest at 6.5% per annum in the principal amount of $6.0 million, issued in December 1997, which was paid in full in cash with accrued annual interest of $390,000 in January 2002. The underlying agreement, which was the subject matter of the arbitration, was terminated on December 15, 1999.
      Effective November 3, 2003, we entered into an agreement with Sanofi-Aventis to extend the periods of time for the remaining arbitration obligation payments. Under the Amendment to the Final Arbitration Award, the accrued aggregate remaining liability of $12.0 million for the years 2003, 2004 and 2005 was to be paid as follows in light of our $30.0 million cash settlement received from Sankyo Pharma: (i) $500,000 of such payment was paid to Sanofi-Aventis on December 30, 2003, (ii) $4.5 million was to be paid in February 2005, (iii) $4.0 million was to be paid in February 2006, and (iv) $3.0 million was to be paid in February 2007. As of December 31, 2003, the aggregate amount payable under this obligation was $11.5 million. We also entered into Security Agreements granting Sanofi-Aventis a subordinate security interest in all of our assets, including our U.S. Patents and patent applications then existing or thereafter arising, to secure our obligation under the Amendment to the Final Award.
      On January 27, 2005, we entered into a Second Amendment to the Final Arbitration Award with Sanofi-Aventis to fully satisfy the remaining royalty payments owed to Sanofi-Aventis in exchange for an aggregate of $10.0 million, subject to certain terms and conditions. Our renegotiated arbitration obligation to Sanofi-Aventis requires payments totaling $10.0 million if payments are made prior to February 28, 2006. Additionally, in the event the asset sale has not closed with Animas prior to March 31, 2005, we will owe $4.5 million at that time to Sanofi-Aventis, and $5.5 million upon the closing of the asset sale, for a total of $10.0 million. In the event, however, that we have not paid this $5.5 million prior to February 28, 2006, we will then owe $4.0 million at that time to Sanofi-Aventis and $3.0 million in February 2007, for a total of $11.5 million. The Security Agreements will remain in full force and effect until full satisfaction of the arbitration award.

CYGNUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9:	Employee Benefit Plan
      We have an employee savings plan (“Plan”) covering substantially all employees that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. In 2004, the Plan provided for eligible employee contributions up to $13,000 per year (up to $16,000 for those employees ages 50 and older) and for the Company to match a portion of the contributions. For the years ended December 31, 2004, 2003 and 2002, we incurred contribution expenses of $76,000, $116,000, and $67,000, respectively.

Note 12:	Selected Quarterly Financial Data (unaudited)

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2004	2004	2004	2004	2003	2003	2003	2003

	(In thousands, except per share data)
Total revenues	$227	$236	$47	$46	$931	$1,100	$539	$348
Costs of product revenues	27	50	47	116	2,863	7,520	3,271	1,793
Total other costs and expenses	3,639	2,267	2,516	2,947	2,013	2,156	3,539	3,851

Loss from operations	(3,439)	(2,081)	(2,516)	(3,017)	(3,945)	(8,576)	(6,271)	(5,296)
Interest income/(expense) and other, net	53	17	30	(360)	(571)	(491)	(521)	(513)
Gain from Sankyo Pharma settlement	—	—	60	72	75,825	—	—	—
Gain on early retirement of convertible debentures	—	—	—	2,891	—	—	—	—

Income/(loss) before income taxes	(3,386)	(2,064)	(2,426)	(414)	71,309	(9,067)	(6,792)	(5,809)
Provision for/(benefit from) income taxes	(198)	—	—	—	197	—	1	1

Net income/(loss)	$(3,188)	$(2,064)	$(2,426)	$(414)	$71,112	$(9,067)	$(6,793)	$(5,810)

Net income/(loss) per share, basic	$(0.08)	$(0.05)	$(0.06)	$(0.01)	$1.85	$(0.24)	$(0.18)	$(0.15)

Shares used in computation of net income/(loss) per share, basic	41,009	41,009	41,009	38,748	38,480	38,480	38,479	38,479

Net income/(loss) per share, diluted	$(0.08)	$(0.05)	$(0.06)	$(0.01)	$1.24	$(0.24)	$(0.18)	$(0.15)

Shares used in computation of net income/(loss) per share, diluted	41,009	41,009	41,009	38,748	57,757	38,480	38,479	38,479

EXHIBIT INDEX

2.02	Plan of Complete Liquidation and Dissolution of Cygnus, Inc.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.