Form 10-Q
period 2005-03-31
CYGNUS INC /DE/
filed 2005-05-12
CIK 870755

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Transition Period from                      to

0-18962
(Commission File Number)

CYGNUS, INC.

(Exact name of the Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2978092 (I.R.S. Employer Identification No.)

88 Kearny Street, 4th Floor San Francisco, California (Address of principal executive offices)	94108 (Zip Code)

(415) 392-6220
(the Registrant’s telephone number, including area code)

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

     As of May 10, 2005, there were 41,009,251 shares of the Registrant’s common stock outstanding.

CYGNUS, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Cygnus, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share data)
Revenues:
Net product revenues	$95	$46
Costs and expenses:
Costs of product revenues	3	116
Sales, marketing, general and administrative	2,386	2,947
Severance charges	2,589	—

Total costs and expenses	4,978	3,063

Loss from operations	(4,883)	(3,017)
Interest and other income/(expense), net	39	67
Interest expense	—	(427)
Gain on retirement of arbitration obligation	1,500	—
Gain on sale of assets to Animas	8,310	—
Gain from Sankyo Pharma settlement	—	72
Gain on early retirement of convertible debentures	—	2,891

Net income/(loss)	$4,966	$(414)

Net income/(loss) per share, basic and diluted	$0.12	$(0.01)

Shares used in computation of amounts per share, basic and diluted	41,009	41,009

See accompanying notes.

Cygnus, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(In thousands, except per share data)
	(unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$4,756	$10,317
Accounts receivable	—	131
Other current assets	498	532
Equipment held for sale	—	1,690

Total current assets	5,254	12,670

Equipment and improvements:
Manufacturing, office and laboratory equipment	9	830
Leasehold improvements	—	197

	9	1,027

Less accumulated depreciation and amortization	(9)	(1,027)

Net equipment and improvements	—	—

TOTAL ASSETS	$5,254	$12,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$148	$306
Accrued compensation	—	260
Other accrued liabilities	147	611
Current portion of arbitration obligation	—	4,500

Total current liabilities	295	5,677

Long-term portion of arbitration obligation	—	7,000

Commitments and contingencies

Total stockholders’ equity/(net capital deficiency):

Preferred stock, $0.001 par value: 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value: 95,000 shares authorized; issued and outstanding: 41,009 shares at March 31, 2005 and December 31, 2004	41	41
Additional paid-in capital	255,353	255,353
Accumulated deficit	(250,435)	(255,401)

Total stockholders’ equity/(net capital deficiency)	4,959	(7)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,254	$12,670

Note: The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes.

Cygnus, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income/(loss)	$4,966	$(414)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	—	376
Gain on sale of assets to Animas	(8,310)	19
Gain on retirement of arbitration obligation	(1,500)	—
Amortization of deferred financing costs	—	282
Accrued interest on convertible debentures	—	144
Gain on early retirement of convertible debentures	—	(2,891)
Change in operating assets and liabilities:
Inventories	—	21
Other assets	165	(144)
Accounts payable and other accrued liabilities	(622)	(371)
Accrued compensation	(260)	55
Other long-term liabilities	—	9

Net cash used in operating activities	(5,561)	(2,914)

Cash flows from investing activities:
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Issuance of common stock	—	13
Payments of convertible debentures	—	(13,750)
Payments of capital lease obligations	—	(20)

Net cash used in financing activities	—	(13,757)

Net decrease in cash and cash equivalents	(5,561)	(16,671)
Cash and cash equivalents at the beginning of the period	10,317	33,483

Cash and cash equivalents at the end of the period	$4,756	$16,812

Supplemental Cash Flow Data:
Value of stock issued in connection with early retirement of convertible debentures	$—	$1,295

See accompanying notes.

Cygnus, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation

     The interim condensed consolidated financial statements of Cygnus, Inc. and its subsidiary (the “Company,” “Cygnus,” “us,” “we,” “our,” etc.) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted. The interim condensed consolidated financial statements reflect in the opinion of Cygnus management all adjustments, consisting only of normal and recurring adjustments, that management believes necessary for a fair presentation of the financial position as of the reported dates and the results of operations and cash flows for the respective periods presented. Interim financial results are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2004 included in our Form 10-K.

     On March 23, 2005, we completed the sale of our glucose monitoring assets to Animas Corporation and Animas Technologies LLC (collectively “Animas”), and we now have no product or contract revenues. Our stockholders approved a Plan of Complete Liquidation and Dissolution to provide our directors with the ability to dissolve the Company, and we are only pursuing our arbitration matter with Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson Company (“Ortho-McNeil”), relating to the 1999 sale of substantially all of our drug delivery business. As of March 31, 2005, we had cash and cash equivalents of $4.8 million. We have incurred significant net operating losses since our inception. As of March 31, 2005, our accumulated deficit was $250.4 million and our stockholders’ equity was $5.0 million. We will not receive any further cash from product or contract revenues. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of the arbitration recoverability, if any, and the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

2. Asset Sale to Animas, Severance Charges, and Future Dissolution of the Company

     On March 23, 2005, we completed the sale of substantially all of our assets (other than cash and cash equivalents, accounts receivable, and our rights in the arbitration matter with Ortho-McNeil) to Animas for $10.0 million in cash (the “Asset Sale”). The assets sold included our intellectual property; product development and production equipment; regulatory package; inventory; and certain assumed contracts, including all supplier, manufacturing and license agreements relating to our glucose monitoring technology and GlucoWatch® Biographer line of products. The Asset Sale was completed in accordance with the terms of an Asset Purchase Agreement, dated December 16, 2004. We recorded a net gain of $8.3 million from the Asset Sale, and the following table shows the calculation of this gain, in thousands:

Proceeds received from the Asset Sale	$10,000
Less:
Carrying value of assets sold, including equipment	1,690

Net gain from sale of assets to Animas	$8,310

     We do not expect to recognize a tax gain on the Asset Sale to Animas because of the significantly higher remaining tax cost basis in the assets sold compared to the cost basis remaining for financial statement purposes. As a result, no provision for income taxes was recorded for the three months ended March 31, 2005.

     We paid $2.6 million in severance charges and terminated the positions of our employees in March 2005. Approximately $2.0 million was paid out to our executive officers and approximately $600,000 was paid to non-officer employees upon termination of their positions.

Cygnus, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)
(continued)

     At a special meeting of our stockholders held on March 23, 2005, in addition to approving the Asset Sale, our stockholders approved the dissolution of the Company pursuant to the Plan of Complete Liquidation and Dissolution.

     We retain the rights to an arbitration matter pertaining to our claims arising out of the 1999 sale of substantially all of our drug delivery business assets to Ortho-McNeil. We are seeking $34.6 million in this arbitration matter. Both parties have retained outside legal counsel and, on February 23, 2004, we invoked the mediation provisions set forth in our 1999 Asset Purchase Agreement. Thereafter, the parties agreed to waive the mediation provisions and to enter into binding arbitration as set forth in our 1999 Asset Purchase Agreement and, on April 15, 2004, we provided notice of arbitration to Ortho-McNeil. On February 17, 2005, the panel of three arbitrators was definitively selected. The parties and the arbitration panel have scheduled the arbitration hearing to occur in mid-September to early October 2005, and the discovery process is ongoing. The arbitration process is at an early stage, and the outcome is inherently uncertain. Although we believe we have meritorious claims, it is possible that we could receive no recovery at all. Upon final resolution of the arbitration matter, we intend to satisfy (or provide for) any and all of our remaining obligations and to file a certificate of dissolution with the Delaware secretary of state pursuant to our Plan of Complete Liquidation and Dissolution.

3. Payment of Arbitration Obligation to Sanofi-Aventis

     On March 23, 2005, we satisfied our remaining renegotiated arbitration obligation to Sanofi-Aventis by paying $10.0 million in cash to Sanofi-Aventis from the proceeds of our Asset Sale in order to release our assets, including our intellectual property, from the security interests that Sanofi-Aventis had in those assets. This payment was made pursuant to the Second Amendment to the Final Arbitration Award, dated January 27, 2005. The Second Amendment restructured the remaining payments owed by us to Sanofi-Aventis pursuant to a 1997 Final Arbitration Award. In exchange for an aggregate payment of $10.0 million by February 28, 2006, Sanofi-Aventis agreed to reduce the payments due over the next two years that otherwise would have aggregated $11.5 million. On March 29, 2005, Sanofi-Aventis filed an Acknowledgement of Full Satisfaction of Judgment with the U.S. District Court for the Northern District of California and, on March 31, 2005, the court entered an Order Closing the Matter. We recorded a gain of $1.5 million from early retirement of our arbitration obligation, which represents the difference between the $11.5 million originally due and the $10.0 million paid to satisfy the obligation.

4. Significant Accounting Policies

Accounting for Stock-Based Compensation

     We have issued stock options to our employees and outside directors and provided them the right to purchase our stock pursuant to stockholder-approved stock option programs. We account for our stock-based compensation plans under the intrinsic-value method of accounting as defined by Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related interpretations. We have elected to follow APB 25 in accounting for our employee stock options because the alternative fair value accounting provided for under Financial Accounting Standards Board (FASB) Statement No. 123 (FAS 123), “Accounting for Stock Based Compensation,” requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of our employee and director stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized for these grants.

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

Cygnus, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)
(continued)

	Three Months Ended
	March 31,
	2005	2004
	(In thousands,
	except per share amounts)
Net income/(loss), as reported	$4,966	$(414)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(8)	(210)

Pro forma net income/(loss)	$4,958	$(624)

Net income/(loss), per share:
Basic and diluted, as reported	$0.12	$(0.01)

Basic and diluted, pro forma	$0.12	$(0.02)

     Pro forma information regarding net income/(loss) and net income/(loss) per share is required by FAS 123, which also requires that the information be determined as if we had accounted for our employee stock options granted under the fair value method of FAS 123. No employee stock options were granted for the three months ended March 31, 2005. For the three months ended March 31, 2004, the estimated grant date weighted average fair value per share for options granted was $0.54. The fair value for the options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2005	2004
Risk-free interest rate	N/A	1.93%
Volatility	N/A	1.65
Dividend yield	N/A	0
Expected life (years)	N/A	3.0

     Effective January 8, 2003, our Board of Directors suspended the Amended 1991 Employee Stock Purchase Plan, as last amended and restated February 12, 2002, because our stock had been delisted from trading on the Nasdaq National Market. Thus, no shares have been purchased pursuant to the Employee Stock Purchase Plan since this date.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates.

Revenue Recognition

     Prior to the sale of our glucose monitoring assets to Animas in March 2005, product revenues were generated upon the sale of our GlucoWatch G2® Biographer and accessories in the United States and the United Kingdom. The GlucoWatch Biographer system consists of two integrated parts: the durable Biographer and the disposable, single-use AutoSensor. Product sales were recorded when all of the following conditions had been met: product had been shipped, transfer of title had taken place, there was persuasive evidence of an arrangement, the price was fixed or determinable, and collection was reasonably assured.

     We did not receive any significant product revenues in the three months ended March 31, 2005, and will not receive any product revenues thereafter, as we have sold our product distribution rights to Animas. During the first two quarters of 2004, Sankyo Pharma Inc. provided certain distribution and customer services and we received 30% of all monies from product sales by them. Amounts received were recorded as additional “Gain from Sankyo Pharma settlement” in our statement of operations, and we did not record any product revenues for these sales. On

Cygnus, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)
(continued)

July 1, 2004, we entered into a non-exclusive distribution agreement for the G2 Biographer in the United States with Diabetic Promotions, a direct mail supplier of diabetic products. Approximately 85% of our product revenues for the three months ended March 31, 2005, were generated from the sale of our products in the United States, with the balance from sales in the United Kingdom. We recognized revenues for U.S. sales when we shipped products to Diabetic Promotions. For sales in the United Kingdom, we recognized revenues when product was shipped to end-user customers.

     We offered a one-year warranty on our Biographer from the date of sale to the end-user customer. We accrued for estimated warranty costs and other allowances when the revenues from product sales were recognized. The recorded warranty expenses were not significant.

Accounting for Impairment of Long-Lived Assets

     We reviewed equipment and improvements and other long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset might not have been recoverable in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). Recoverability of all “held for use” assets was measured by a comparison of the carrying amount of the assets to the future net cash flows that the assets were expected to generate. If such assets were considered to be impaired, the impairment was recognized and was measured, as the amount by which the carrying amount of the assets exceeded the fair value of the assets, evaluated by considering the present value of future net cash flows. The recoverability of all “held for sale” assets was measured by a comparison of the carrying amount of the assets to the fair value less costs to sell. The fair value of “held for sale” assets was determined based on the quoted market price.

     On December 16, 2004, we entered into the Asset Purchase Agreement with Animas. The assets to be purchased included our manufacturing equipment. As of December 31, 2004, we determined that the plan of sale criteria set forth in FAS 144 had been met. Because the asset purchase price of $10.0 million less selling costs exceeded the carrying value of the assets being purchased, we did not recognize any impairment charges in 2004. The carrying value of the manufacturing equipment that was held for sale of $1.7 million was presented separately in the “Equipment held for sale” line of our consolidated balance sheet as of December 31, 2004. The manufacturing equipment was part of the Asset Sale to Animas on March 23, 2005.

Net Income/(Loss) Per Share

     Basic net income/(loss) per share is calculated based upon the weighted average number of shares of our common stock. Diluted net income/(loss) per share is calculated based upon the weighted average number of shares of our common stock and common stock equivalent shares (using the treasury stock method for stock options), if dilutive. Diluted net income per share for the three months ended March 31, 2005 does not include the effect of 5.7 million options to purchase our common stock because the effect of these securities was anti-dilutive. Shares issuable from stock options, warrants and convertible debentures were excluded from the diluted loss per share computation for the three months ended March 31, 2004, as their effect was anti-dilutive.

New Accounting Standards

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123, as revised, “Share-Based Payment” (FAS 123R), which requires the cost resulting from all stock-based payment transactions to be recognized in the consolidated financial statements. That cost will be measured based on the fair value of the equity instruments issued. Under FAS 123R, the fair value based method for recognition of compensation expense is required to be applied using the modified prospective transition method or the modified retrospective transition method. We expect to use the modified prospective transition method. We currently measure compensation expense for our stock-based employee and director awards under the intrinsic value method and, as such, generally recognize no compensation costs for these options. The adoption of FAS 123R is not expected to have a material impact on our consolidated financial statements, as most of our outstanding options are fully vested. We are required to adopt FAS 123R beginning January 1, 2006.

Cygnus, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)
(continued)

5. Financing Instruments

     We currently have no financing arrangements in place. On March 23, 2004, we entered into an Exchange Agreement with our debenture holders and retired all of our outstanding convertible debentures in exchange for an aggregate of $13.8 million in cash and 2.5 million shares of our common stock valued at $1.3 million. As of March 22, 2004, the principal and accrued interest on the convertible debentures totaled $18.4 million. As part of the early retirement of our convertible debentures and warrants to purchase our common stock that had been issued to the debenture holders, we also wrote off the remaining balances of our debt issuance costs and debt discount. We recorded a non-cash net gain of $2.9 million from the early retirement of our convertible debentures in 2004. As part of the Exchange Agreement, we terminated the registration rights agreement associated with the convertible debentures and the security interests in our assets held by the debenture holders. The following table shows the calculation of this non-cash net gain, in thousands.

Accrued principal and interest at March 22, 2004	$18,425
Less:
Cash paid on retirement	13,750
Valuation of shares issued on retirement	1,295
Write-off of debt issuance and discount costs	489

Net gain	$2,891

6. Global Resolution with Sankyo Pharma

     On December 23, 2003, we entered into an Agreement for Global Resolution and Mutual Release of All Claims with Sankyo Pharma that resolved and dismissed our pending litigation, and terminated our July 8, 2002 Sales, Marketing and Distribution Agreement and all other contractual arrangements. The Global Resolution provided for Sankyo Pharma to pay us $30.0 million and also specified that neither party owed any payments outstanding at the time of the Global Resolution to the other party, thus allowing us to write off certain liabilities and assets, resulting in a total net gain of $75.8 million in the three and twelve months ended December 31, 2003. Furthermore, Sankyo Pharma transferred title to us of more than 20,000 GlucoWatch G2 Biographers and more than 1.0 million AutoSensors that we had previously sold and shipped to them. During the transition period in which Sankyo Pharma provided certain distribution and customer services in 2004, we received 30% of all monies from product sales during this transition period. For the period ended March 31, 2004, we received $72,000, which was recorded as “Gain from Sankyo Pharma Settlement” in our statement of operations. This transition period ended on June 30, 2004.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Some of the statements in this report, including in the documents incorporated by reference, are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions and other statements contained in this report, including in the documents incorporated by reference, that are not statements of historical fact. Forward-looking statements include but are not limited to statements concerning our arbitration matter with Ortho-McNeil. In some cases, you can identify these statements by words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continues,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions. We cannot guarantee future results, levels of activity, performance or achievements. Our actual results and the timing of certain events may differ significantly from the results and timing discussed in this report, including those under “Risk Factors” herein, as well as in the documents incorporated by reference. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

Overview

     On March 23, 2005, we completed the sale of substantially all of our assets (other than cash and cash equivalents, accounts receivable, and our rights in the arbitration matter with Ortho-McNeil Pharmaceutical, Inc.) to Animas Corporation and Animas Technologies LLC (collectively “Animas”) for $10.0 million in cash (the “Asset Sale”). The assets sold included our intellectual property; product development and production equipment; regulatory package; inventory; and certain assumed contracts, including all supplier, manufacturing and license agreements relating to our glucose monitoring technology and GlucoWatch® Biographer line of products. The Asset Sale was completed in accordance with the terms of an Asset Purchase Agreement, dated December 16, 2004. On March 23, 2005, we satisfied our remaining renegotiated arbitration obligation to Sanofi-Aventis by paying $10.0 million in cash to Sanofi-Aventis from the proceeds of our Asset Sale in order to release our assets, including our intellectual property, from the security interests that Sanofi-Aventis had in those assets. This payment was made pursuant to the Second Amendment to the Final Arbitration Award, dated January 27, 2005. The Second Amendment restructured the remaining payments owed by us to Sanofi-Aventis pursuant to a 1997 Final Arbitration Award. In exchange for an aggregate payment of $10.0 million by February 28, 2006, Sanofi-Aventis agreed to reduce the payments due over the next two years that otherwise would have aggregated $11.5 million. On March 29, 2005, Sanofi-Aventis filed an Acknowledgement of Full Satisfaction of Judgment with the U.S. District Court for the Northern District of California and, on March 31, 2005, the court entered an Order Closing the Matter.

     At a special meeting of our stockholders held on March 23, 2005, in addition to approving the Asset Sale, our stockholders approved the dissolution of the Company pursuant to the Plan of Complete Liquidation and Dissolution presented to such stockholders under which our directors have the right to dissolve the Company without further action by our stockholders. We retain the rights to an arbitration matter pertaining to our claims arising out of the 1999 sale of substantially all of our drug delivery business assets to Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson company (“Ortho-McNeil”). We are seeking $34.6 million in this arbitration matter. Both parties have retained outside legal counsel and, on February 23, 2004, we invoked the mediation provisions set forth in our 1999 Asset Purchase Agreement. Thereafter, the parties agreed to waive the mediation provisions and to enter into binding arbitration, as set forth in our 1999 Asset Purchase Agreement and, on April 15, 2004, we provided notice of arbitration to Ortho-McNeil. On February 17, 2005, the panel of three arbitrators was definitively selected. The parties and the arbitration panel have scheduled the arbitration hearing to occur in mid-September to early October 2005, and the discovery process is ongoing. The arbitration process is at an early stage, and the outcome is inherently uncertain. Although we believe we have meritorious claims, it is possible that we could receive no recovery at all. Upon final resolution of the arbitration matter, we intend to satisfy (or provide for) any and all of our remaining obligations and to file a certificate of dissolution with the Delaware secretary of state pursuant to our Plan of Complete Liquidation and Dissolution. As of March 31, 2005, we had cash and cash equivalents of $4.8 million. We have incurred significant net operating losses since our inception. As of March 31, 2005, our accumulated deficit was $250.4 million and our stockholders’ equity was $5.0 million. These conditions raise substantial doubt about our ability to continue as a going concern.

     On March 16, 2005, our 16 remaining non-executive officer employees were informed that their employment would be terminated, and on March 22, 2005, the Company notified the executive officers that their employment would be terminated. Also on March 22, 2005, the Company re-appointed John C Hodgman as Chairman of the Board, President and Chief Executive Officer and re-appointed Barbara G. McClung, Esq. as Chief Legal Officer and Corporate Secretary to pursue the arbitration matter with Ortho-McNeil, and these are the only two remaining employees of the Company. On March 21, 2005, Frank T. Cary and Richard G. Rogers gave notice of their resignation from the Board of Directors of Cygnus, Inc. Effective April 1, 2005, our Board of Directors has two members (John C Hodgman and André F. Marion) and the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee were dissolved.

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

     Revenue Recognition

     Prior to the sale of our glucose monitoring assets to Animas in March 2005, product revenues were generated upon the sale of our GlucoWatch G2 Biographer and accessories in the United States and the United Kingdom. The GlucoWatch Biographer system consists of two integrated parts: the durable Biographer and the disposable, single-use AutoSensor. Product sales were recorded when all of the following conditions had been met: product had been shipped, transfer of title had taken place, there was persuasive evidence of an arrangement, the price was fixed or determinable, and collection was reasonably assured.

     We did not receive any significant product revenues in the three months ended March 31, 2005 and will not receive any product revenues thereafter, as we have sold our product distribution rights to Animas. During the first two quarters of 2004, Sankyo Pharma Inc. provided certain distribution and customer services and we received 30% of all monies from product sales by them. Amounts received were recorded as additional “Gain from Sankyo Pharma settlement” in our statement of operations, and we did not record any product revenues for these sales. On July 1, 2004, we entered into a non-exclusive distribution agreement for the G2 Biographer in the United States with Diabetic Promotions, a direct mail supplier of diabetic products. Approximately 85% of our product revenues for the three months ended March 31, 2005, were generated from the sale of our products in the United States, with the balance from sales in the United Kingdom. We recognized revenues for U.S. sales when we shipped products to Diabetic Promotions. For sales in the United Kingdom, we recognized revenues when product was shipped to end-user customers.

     We offered a one-year warranty on our Biographer from the date of sale to the end-user customer. We accrued for estimated warranty costs and other allowances when the revenues from product sales were recognized. The recorded warranty expenses were not significant.

     Impairment of Long-Lived Assets

     We reviewed equipment and improvements and other long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset might not have been recoverable in accordance with Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). Recoverability of all “held for use” assets was measured by a comparison of the carrying amount of the assets to the future net cash flows that the assets were expected to generate. If such assets were considered to be impaired, the impairment was recognized and was measured as the amount by which the carrying amount of the assets exceeded the fair value of the assets, evaluated by considering the present value of future net cash flows. The recoverability of all “held for sale” assets was measured by a comparison of the carrying amount of the assets to the fair value less costs to sell. The fair value of “held for sale” assets was determined based on the quoted market price.

     On December 16, 2004, we entered into the Asset Purchase Agreement with Animas. The assets to be purchased included our manufacturing equipment. As of December 31, 2004, we determined that the plan of sale criteria set forth in FAS 144 had been met. Because the asset purchase price of $10.0 million less selling costs exceeded the carrying value of the assets being purchased, we did not recognize any impairment charges in 2004. The carrying value of the manufacturing equipment that was held for sale of $1.7 million was presented separately in the “Equipment held for sale” line of our consolidated balance sheet as of December 31, 2004. The manufacturing equipment was part of the Asset Sale to Animas on March 23, 2005.

Results of Operations

     Our results of operations have fluctuated from period to period and we have experienced operating losses since our inception. In late 2003, we suspended our manufacturing activities and research and development efforts for future products. During 2004, we sought an acquiror of our Company or its assets. On March 23, 2005, we completed the sale of our glucose monitoring assets to Animas. As a result, we do not currently have any revenue-generating operations after the sale of our assets to Animas, and have retained only two employees to pursue the arbitration matter with Ortho-McNeil. We do not intend to invest in another operating business. At March 31, 2005, our accumulated deficit and our stockholders’ equity were $250.4 million and $5.0 million, respectively.

Comparison for the Three Months Ended March 31, 2005 and 2004

     Net product revenues for the three months ended March 31, 2005 were $95,000, compared to $46,000 for the three months ended March 31, 2004. Our net product revenues recognized for the three months ended March 31, 2005 resulted from sales of our GlucoWatch G2 Biographers to our direct mail supplier in the United States and to end users in the United Kingdom. On March 23, 2005, we sold our glucose monitoring assets to Animas. We will not receive any future product revenues.

     Costs of product revenues for the three months ended March 31, 2005 were $3,000, compared to $116,000 for the three months ended March 31, 2004. Costs of product revenues for the three months ended March 31, 2005 included a charge of $1,700, pursuant to royalties on product sales owed to the University of California. For the three months ended March 31, 2004, costs of product revenues included minimum royalties payable to the University of California of $95,000 pursuant to our $150,000 minimum royalties payable to the University of California for the year 2004. In the past, costs of product revenues have included material, labor, freight, and other product costs associated with manufacturing and delivering our products. The decreases in costs of product revenues for 2005 were a result of our having previously written off most of our inventory and having ceased manufacturing activities. Title to these products held by Sankyo Pharma had been transferred to us from Sankyo Pharma in the fourth quarter of fiscal year 2003 pursuant to our Agreement for Global Resolution and Mutual Release of All Claims. At the time of the transfer, due to uncertainties regarding our ability to find a new sales, marketing and distribution partner to sell our products, we estimated that these returned products would have had no future realizable value and therefore no inventory value was recorded in our financial statements. Thus, the sales of these products did not result in any costs of product revenues.

     Sales, marketing, general and administrative expenses for the three months ended March 31, 2005 were $2.4 million, compared to $2.9 million for the three months ended March 31, 2004. The decrease in sales, marketing, general and administrative expenses was due to a reduction in personnel and related expenses.

     Severance charges for the three months ended March 31, 2005 were $2.6 million. There were no severance charges for the three months ended March 31, 2004. Approximately $2.0 million was paid out to our executive officers and approximately $600,000 was paid to non-officer employees upon termination of their positions.

     Interest and other income/(expense), net for the three months ended March 31, 2005 was $39,000, compared to $67,000 for the three months ended March 31, 2004. Included in interest and other income/(expense), net were earnings on the balances of our cash and cash equivalents.

     Interest expense for the three months ended March 31, 2005 was $0, compared to $427,000 for the three months ended March 31, 2004. Included in interest expense for the three months ended March 31, 2004 was the interest accrued on our convertible debentures and the amortization of the value of the warrants issued in connection

--------------------------------------------------------------------------------

with financing agreements. We had no interest expense for the three months ended March 31, 2005 as a result of the retirement of our convertible debentures in March 2004.

     Gain on retirement of arbitration obligation for the three months ended March 31, 2005 was $1.5 million. On March 23, 2005, we satisfied our remaining renegotiated arbitration obligation to Sanofi-Aventis by paying $10.0 million in cash to Sanofi-Aventis from the proceeds of our Asset Sale. This payment was made pursuant to the Second Amendment to the Final Arbitration Award, dated January 27, 2005. The Second Amendment restructured the remaining payments owed by us to Sanofi-Aventis pursuant to a 1997 Final Arbitration Award. In exchange for an aggregate payment of $10.0 million by February 28, 2006, Sanofi-Aventis agreed to reduce the payments due over the next two years that otherwise would have aggregated $11.5 million. We recorded a gain of $1.5 million from early retirement of our arbitration obligation, which is the difference between the $11.5 million originally due and the $10.0 million paid to satisfy the obligation.

     Gain on sale of assets to Animas for the three months ended March 31, 2005 was $8.3 million. The following table shows the calculation of this gain, in thousands:

Proceeds received from the Asset Sale	$10,000
Less:
Carrying value of assets sold, including equipment	1,690

Net gain from sale of assets to Animas	$8,310

     We do not expect to recognize a tax gain on the Asset Sale to Animas because of the significantly higher remaining tax cost basis in the assets sold compared to the cost basis remaining for financial statement purposes. As a result, no provision for income taxes was recorded for the three months ended March 31, 2005.

     Gain from Sankyo Pharma settlement for the three months ended March 31, 2005 and 2004 was $0 and $72,000, respectively. During the transition period, which ended June 30, 2004, Sankyo Pharma provided certain distribution and customer services, and we were paid 30% of all monies received for products sold by Sankyo Pharma. Amounts received were recorded as additional “Gain from Sankyo Pharma settlement” in our statement of operations.

     Gain on early retirement of convertible debentures for the three months March 31, 2004 was $2.9 million. The following table shows the calculation of this non-cash net gain, in thousands:

Accrued principal and interest at March 22, 2004	$18,425
Less:
Cash paid on retirement	13,750
Valuation of shares issued on retirement	1,295
Write-off of debt issuance and discount costs	489

Net gain	$2,891

Liquidity and Capital Resources

     As of March 31, 2005, our cash and cash equivalents totaled $4.8 million.

     Net cash used in operating activities for the three months ended March 31, 2005 was $5.6 million, compared to net cash used in operating activities of $2.9 million for the three months ended March 31, 2004. Cash used in operating activities for the three months ended March 31, 2005 was primarily due to net income of $5.0 million, which included a loss from operations of $4.9 million (including severance charges of $2.6 million), a non-cash gain on sale of assets to Animas of $8.3 million, and a non-cash gain on retirement of arbitration obligation to Sanofi-Aventis of $1.5 million. Cash used in operating activities for the three months ended March 31, 2004 was primarily due to the net loss from operations of $414,000, which included a non-cash gain of $2.9 million from the early retirement of our convertible debentures.

     There was no cash used in or provided by investing activities for both the three months ended March 31, 2005 and 2004.

     Net cash used in financing activities totaled $0 for the three months ended March 31, 2005. Net cash used in financing activities totaled $13.8 million for the three months ended March 31, 2004, substantially all of which resulted from the retirement of our convertible debentures.

     As of March 31, 2005, we have no significant contractual obligations. On March 23, 2005, we satisfied our remaining renegotiated arbitration obligation to Sanofi-Aventis by paying $10.0 million in cash to Sanofi-Aventis from the proceeds of our Asset Sale. On March 23, 2005, Animas assumed the royalty payments to the University of California, including the balance remaining on the 2005 minimum royalty payments.

     We have incurred negative cash flows from operations since our inception. At March 31, 2005, our accumulated deficit was $250.4 million and our stockholders’ equity was $5.0 million.

     As of March 31, 2005, based upon projected short-term expenditures, we believe that existing cash and cash equivalents of $4.8 million will be sufficient to pursue our arbitration claim against Ortho-McNeil at least through December 31, 2005 and to maintain our minimal operating expenses. We will not receive any further cash from product or contract revenues. We estimate that our ongoing cash expenses will be, on average, approximately $800,000 per quarter for the second, third, and fourth quarters of 2005. Upon final resolution of the arbitration matter, we intend to satisfy (or provide for) any and all of our remaining obligations and to file a certificate of dissolution with the Delaware secretary of state pursuant to our Plan of Complete Liquidation and Dissolution.

New Accounting Standards

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123, as revised, “Share-Based Payment” (FAS 123R), which requires the cost resulting from all stock-based payment transactions to be recognized in the consolidated financial statements. That cost will be measured based on the fair value of the equity instruments issued. Under FAS 123R, the fair value based method for recognition of compensation expense is required to be applied using the modified prospective transition method or the modified retrospective transition method. We expect to use the modified prospective transition method. We currently measure compensation expense for our stock-based employee and director awards under the intrinsic value method and, as such, generally recognize no compensation costs for these options. The adoption of FAS 123R is not expected to have a material impact on our consolidated financial statements, as most of our outstanding options are fully vested. We are required to adopt FAS 123R beginning January 1, 2006.

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

     As of March 31, 2005, we had cash and cash equivalents of $4.8 million, and we had total liabilities of $295,000, all of which are current. Additionally, as of March 31, 2005, our accumulated deficit was $250.4 million and our stockholders’ equity was $5.0 million. We will not receive any further cash from product or contract revenues. Claims, liabilities and expenses from business operations (including operating costs such as salaries, directors’ fees, directors’ and officers’ insurance, legal and accounting fees, and miscellaneous office expenses) will continue to be incurred as we pursue the arbitration matter with Ortho-McNeil. We also estimate that our ongoing cash expenses, including legal fees for the arbitration and accounting fees, will be, on average, approximately $800,000 per quarter for the second, third, and fourth quarters of 2005. These expenses will reduce the amount, if any, of assets available for ultimate distribution to stockholders. If available cash and amounts received from the arbitration matter are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute meaningful cash payments, or any cash payments at all, to our stockholders.

     We will continue to incur the expenses of complying with public company reporting requirements.

     We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) even though compliance with such reporting requirements is economically burdensome. In order to curtail expenses, we intend, after resolving the arbitration matter with Ortho-McNeil and filing our certificate of dissolution, to seek relief from the Securities and Exchange Commission (SEC) from the reporting requirements under the Exchange Act. We anticipate that, if such relief were granted, we would continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution along with any other reports that the SEC might require. However, the SEC may not grant any such relief. To the extent that we delay filing the certificate of dissolution, as we may do, we would be obligated to continue complying with the applicable reporting requirements of the Exchange Act.

     We cannot assure you of the amount, if any, of any distribution to our stockholders under the Plan of Complete Liquidation and Dissolution.

     Liquidation and dissolution may not create value to our stockholders or result in any remaining capital for distribution to our stockholders. We cannot assure you of the precise nature and amount of any distribution to our stockholders pursuant to the Plan of Complete Liquidation and Dissolution. Uncertainties regarding the length of time and costs associated with pursuing the arbitration matter with Ortho-McNeil, as well as the amount, if any, that we receive with respect to such matter make it difficult to predict with certainty the amount of the distribution, if any, to our stockholders.

     We may decide to wait to file the certificate of dissolution for a year or more, although we have wound down our business following the Asset Sale to Animas.

     We will decide at our discretion when to file the certificate of dissolution with the Delaware secretary of state. We have not yet determined when we would make such a filing, but in no event will we wait longer than three years from March 23, 2005, the date the Plan of Complete Liquidation and Dissolution was adopted by our stockholders. Our current intention is to file a certificate of dissolution after the resolution of the arbitration matter with Ortho-McNeil, and we intend to publicly announce the expected filing date of the certificate of dissolution at least 10 business days in advance. We are holding our cash to fund the expenses of prosecuting the arbitration matter until its resolution and to pay for our minimal operating expenses; we then will make a distribution to our stockholders of any available cash following the resolution of the arbitration matter. In addition, our Board of Directors also has the right to abandon the proposed dissolution without further action by the stockholders.

     Distribution of assets, if any, to our stockholders could be delayed.

     Although our Board of Directors has not established a firm timetable for the distribution to our stockholders, our Board of Directors intends, subject to contingencies inherent in winding down our business and the payment of our liabilities, to hold our cash for use in funding the pursuit of our claim in the arbitration matter with Ortho-McNeil and maintaining our minimal operating expenses. We do not anticipate that the arbitration matter will be resolved until approximately December 2005. Accordingly, we do not anticipate making any distribution until the arbitration matter is resolved, at which point we anticipate making a distribution as promptly as practicable. However, we are currently unable to predict the precise timing of any such distribution. Additionally, if we do not satisfy (or provide for) our liabilities and expenses, a creditor could seek an injunction against the making of a distribution to our stockholders on the ground that the amounts to be distributed were needed to provide for the payment of such liabilities and expenses. Any action of this type could delay or substantially diminish the amount available for distribution to our stockholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     We have no material changes to the disclosure made on this matter in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures.

     a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer/Principal Financial Officer has reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(d)) that ensure that information relating to the Company required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported in a timely and proper manner. Based upon this review, we believe that the controls and procedures in place are effective to ensure that information relating to the Company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act is properly disclosed as required by the Exchange Act and related regulations.

     b) Changes in internal controls. No change in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred in the three months ended March 31, 2005 has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     On December 15, 1999, we completed the sale of substantially all of our drug delivery business segment assets to Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson company (“Ortho-McNeil”). Under the terms of our agreement, Ortho-McNeil was subject to paying up to an additional $55.0 million in cash, contingent on the achievement of certain milestones. Of this $55.0 million, $20.0 million was not paid to us because certain Ortho-McNeil technical and regulatory accomplishments relating to the Ortho Evra® (Johnson & Johnson, New Brunswick, New Jersey) contraceptive patch were not met, and $34.6 million that we claim is owed to us is currently under dispute. Both parties have retained outside legal counsel and, on February 23, 2004, we invoked the mediation provisions set forth in our 1999 Asset Purchase Agreement. Thereafter, the parties agreed to waive the mediation provisions and to enter into binding arbitration as set forth in our 1999 Asset Purchase Agreement and, on April 15, 2004, we provided notice of arbitration to Ortho-McNeil. On February 17, 2005, the panel of three arbitrators was definitively selected. The parties and the arbitration panel have scheduled the arbitration hearing to occur in mid-September to early October 2005, and the discovery process is ongoing.

     On March 23, 2005, we satisfied our remaining renegotiated arbitration obligation to Sanofi-Aventis by paying $10.0 million in cash to Sanofi-Aventis from the proceeds of our Asset Sale in order to release our assets, including our intellectual property, from the security interests that Sanofi-Aventis had in those assets. This payment was made pursuant to the Second Amendment to the Final Arbitration Award, dated January 27, 2005. The Second Amendment restructured the remaining payments owed by us to Sanofi-Aventis pursuant to a 1997 Final Arbitration Award. In exchange for an aggregate payment of $10.0 million by February 28, 2006, Sanofi-Aventis agreed to reduce the payments due over the next two years that otherwise would have aggregated $11.5 million. On March 29, 2005, Sanofi-Aventis filed an Acknowledgement of Full Satisfaction of Judgment with the U.S. District Court for the Northern District of California and, on March 31, 2005, the court entered an Order Closing the Matter.

Item 4. Submission of Matters to a Vote of Security Holders.

     On March 23, 2005, our Special Meeting of Stockholders was held. The following matters were voted upon:

	Votes
				Broker
	Affirmative	Negative	Abstain	Non-Votes
To approve and adopt the Asset Purchase Agreement and Asset Sale to Animas	21,530,378	473,988	81,809	—

To approve the Plan of Complete Liquidation and Dissolution	20,856,208	1,098,417	131,550	—

To vote to adjourn the meeting even if a quorum is present, if necessary to solicit additional votes in favor of the approval of the Asset Purchase Agreement and/or the Plan of Complete Liquidation and Dissolution	21,225,149	706,316	154,710	—

Item 6. Exhibits.

The following exhibits are filed herewith or incorporated by reference:

2.02	Plan of Complete Liquidation and Dissolution of Cygnus, Inc., incorporated by reference to Exhibit 2.02 of the Registrant’s Form 10-K for the year ended December 31, 2004.

3.01	Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on March 25, 2005.

10.501	Registrant’s 1999 Stock Incentive Plan (as amended and restated March 22, 2005), incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed March 25, 2005.

10.509	Form of Employment Agreement between the Registrant and John C Hodgman, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed March 25, 2005.

10.510	Form of Employment Agreement between the Registrant and Barbara G. McClung, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed March 25, 2005.

10.511	Form of Termination Agreement between the Registrant and John C Hodgman, incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed March 25, 2005.

10.512	Form of Termination Agreement between the Registrant and Barbara G. McClung, incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed March 25, 2005.

10.513	Form of Termination Agreement between the Registrant and Neil R. Ackerman, incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K filed March 25, 2005.

10.514	Form of Termination Agreement between the Registrant and Craig W. Carlson, incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K filed March 25, 2005.

10.515	Form of Resignation from Director Richard G. Rogers, incorporated by reference to Exhibit 10.8 of the Registrant’s Form 8-K filed March 25, 2005.

10.516	Form of Resignation from Director Frank T. Cary, incorporated by reference to Exhibit 10.9 of the Registrant’s Form 8-K filed March 25, 2005.

10.517	Summary of Compensation of Independent Director, incorporated by reference to Exhibit 10.10 of the Registrant’s Form 8-K filed March 25, 2005.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer/Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*filed herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYGNUS, INC.

Date: May 12, 2005	By:	/s/ John C Hodgman

John C Hodgman
Chairman, President and Chief Executive Officer
(Principal Executive Officer/Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
2.02	Plan of Complete Liquidation and Dissolution of Cygnus, Inc., incorporated by reference to Exhibit 2.02 of the Registrant’s Form 10-K for the year ended December 31, 2004.

3.01	Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on March 25, 2005.

10.501	Registrant’s 1999 Stock Incentive Plan (as amended and restated March 22, 2005), incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed March 25, 2005.

10.509	Form of Employment Agreement between the Registrant and John C Hodgman, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed March 25, 2005.

10.510	Form of Employment Agreement between the Registrant and Barbara G. McClung, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed March 25, 2005.

10.511	Form of Termination Agreement between the Registrant and John C Hodgman, incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed March 25, 2005.

10.512	Form of Termination Agreement between the Registrant and Barbara G. McClung, incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed March 25, 2005.

10.513	Form of Termination Agreement between the Registrant and Neil R. Ackerman, incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K filed March 25, 2005.

10.514	Form of Termination Agreement between the Registrant and Craig W. Carlson, incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K filed March 25, 2005.

10.515	Form of Resignation from Director Richard G. Rogers, incorporated by reference to Exhibit 10.8 of the Registrant’s Form 8-K filed March 25, 2005.

10.516	Form of Resignation from Director Frank T. Cary, incorporated by reference to Exhibit 10.9 of the Registrant’s Form 8-K filed March 25, 2005.

10.517	Summary of Compensation of Independent Director, incorporated by reference to Exhibit 10.10 of the Registrant’s Form 8-K filed March 25, 2005.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer/Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*filed herewith