Form 10-Q
period 2005-06-30
CYGNUS INC /DE/
filed 2005-08-12
CIK 870755

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the Transition Period from                      to
0-18962
(Commission File Number)
CYGNUS, INC.
(Exact name of the Registrant as specified in its charter)

Delaware	94-2978092
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

88 Kearny Street, 4th Floor
San Francisco, California	94108
(Address of principal executive offices)	(Zip Code)
(415) 392-6220
(the Registrant’s telephone number, including area code)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of August 8, 2005, there were 41,009,251 shares of the Registrant’s common stock outstanding.

CYGNUS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Cygnus, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(In thousands, except per share data)
	(unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$4,306	$10,317
Accounts receivable	—	131
Other current assets	349	532
Equipment held for sale	—	1,690

Total current assets	4,655	12,670

Equipment and improvements:
Manufacturing, office and laboratory equipment	9	830
Leasehold improvements	—	197

	9	1,027

Less accumulated depreciation and amortization	(9)	(1,027)

Net equipment and improvements	—	—

TOTAL ASSETS	$4,655	$12,670

LIABILITIES AND STOCKHOLDERS’ EQUITY/(NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$31	$306
Accrued compensation	—	260
Other accrued liabilities	96	611
Current portion of arbitration obligation	—	4,500

Total current liabilities	127	5,677

Long-term portion of arbitration obligation	—	7,000

Commitments and contingencies

Total stockholders’ equity/(net capital deficiency):

Preferred stock, $0.001 par value: 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value: 95,000 shares authorized; issued and outstanding: 41,009 shares at June 30, 2005 and December 31, 2004	41	41
Additional paid-in capital	255,353	255,353
Accumulated deficit	(250,866)	(255,401)

Total stockholders’ equity/(net capital deficiency)	4,528	(7)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(NET CAPITAL DEFICIENCY)	$4,655	$12,670

Note: The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
See accompanying notes.

Cygnus, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Revenues:
Net product revenues	$—	$47	$95	$93
Costs and expenses:
Costs of product revenues	—	47	3	163
Sales, marketing, general and administrative	453	2,516	2,839	5,463
Severance charges	—	—	2,589	—

Total costs and expenses	453	2,563	5,431	5,626

Loss from operations	(453)	(2,516)	(5,336)	(5,533)
Interest and other income/(expense), net	22	31	61	98
Interest expense	—	(1)	—	(428)
Gain on retirement of arbitration obligation	—	—	1,500	—
Gain on sale of assets to Animas	—	—	8,310	—
Gain from Sankyo Pharma settlement	—	60	—	132
Gain on early retirement of convertible debentures	—	—	—	2,891

Net income/(loss)	$(431)	$(2,426)	$4,535	$(2,840)

Net income/(loss) per share, basic and diluted	$(0.01)	$(0.06)	$0.11	$(0.07)

Shares used in computation of amounts per share, basic and diluted	41,009	41,009	41,009	39,879

See accompanying notes.

Cygnus, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income/(loss)	$4,535	$(2,840)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	—	748
Gain on sale of assets to Animas	(8,310)	—
Gain on retirement of arbitration obligation	(1,500)	—
Loss on disposal of equipment	—	28
Amortization of deferred financing costs	—	282
Accrued interest on convertible debentures	—	144
Gain on early retirement of convertible debentures	—	(2,891)
Change in operating assets and liabilities:
Inventories	—	40
Other assets	314	15
Accounts payable and other accrued liabilities	(790)	(627)
Accrued compensation	(260)	(78)
Other long-term liabilities	—	17

Net cash used in operating activities	(6,011)	(5,162)

Cash flows from investing activities:
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Issuance of common stock	—	13
Payments of convertible debentures	—	(13,750)
Payments of capital lease obligations	—	(40)

Net cash used in financing activities	—	(13,777)

Net decrease in cash and cash equivalents	(6,011)	(18,939)
Cash and cash equivalents at the beginning of the period	10,317	33,483

Cash and cash equivalents at the end of the period	$4,306	$14,544

Supplemental Cash Flow Data:
Value of stock issued in connection with early retirement of convertible debentures	$—	$1,295
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
     On March 23, 2005, we completed the sale of our glucose monitoring assets to Animas Corporation and Animas Technologies LLC (collectively “Animas”), and we now have no product or contract revenues. Our stockholders approved a Plan of Complete Liquidation and Dissolution to provide our directors with the ability to dissolve the Company, and we are only pursuing our arbitration matter with Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson Company (“Ortho-McNeil”), relating to the 1999 sale of substantially all of our drug delivery business. As of June 30, 2005, we had cash and cash equivalents of $4.3 million. We have incurred significant net operating losses since our inception. As of June 30, 2005, our accumulated deficit was $250.9 million and our stockholders’ equity was $4.5 million. We will not receive any further cash from product or contract revenues, and we estimate that our ongoing cash expenses will be, on average, approximately $1.0 million per quarter for the third and fourth quarters of 2005. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of the arbitration recoverability, if any, and the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.
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

     Because of our significant net operating loss carryforwards for financial statement purposes, no provision for income taxes was recorded for the three and six months ended June 30, 2005. In addition, we do not expect to recognize a tax gain on the Asset Sale to Animas due to the significantly higher remaining tax basis in the assets sold compared with the cost basis remaining for financial statement purposes.
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
     We retain the rights to an arbitration matter pertaining to our claims arising out of the 1999 sale of substantially all of our drug delivery business assets to Ortho-McNeil. We are seeking $34.6 million in this arbitration matter. Both parties have retained outside legal counsel and, on February 23, 2004, we invoked the mediation provisions set forth in our 1999 Asset Purchase Agreement. Thereafter, the parties agreed to waive the mediation provisions and to enter into binding arbitration as set forth in our 1999 Asset Purchase Agreement and, on April 15, 2004, we provided notice of arbitration to Ortho-McNeil. On February 17, 2005, the panel of three arbitrators was definitively selected. The parties and the arbitration panel have scheduled the arbitration hearing to occur in October 2005, and the discovery process and briefing schedule are ongoing. The arbitration outcome is inherently uncertain. Although we believe we have meritorious claims, it is possible that we could receive no recovery at all. Upon final resolution of the arbitration matter, we intend to satisfy (or provide for) any and all of our remaining obligations and to file a certificate of dissolution with the Delaware secretary of state pursuant to our Plan of Complete Liquidation and Dissolution.
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
4. Summary of Significant Accounting Policies
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
     The following table illustrates the effect on net income/(loss) and net income/(loss) per share if we had applied the fair value recognition provisions of FAS 123 to stock-based employee and director compensation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net income/(loss), as reported	$(431)	$(2,426)	$4,535	$(2,840)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	—	(465)	(8)	(675)

Pro forma net income/(loss)	$(431)	$(2,891)	$4,527	$(3,515)

Net income/(loss), per share:
Basic and diluted, as reported	$(0.01)	$(0.06)	$0.11	$(0.07)
Basic and diluted, pro forma	$(0.01)	$(0.07)	$0.11	$(0.09)
     Pro forma information regarding net income/(loss) and net income/(loss) per share is required by FAS 123, which also requires that the information be determined as if we had accounted for our employee stock options granted under the fair value method of FAS 123. No employee stock options were granted for the three and six months ended June 30, 2005. For the three and six months ended June 30, 2004, the estimated grant date weighted average fair value per share for options granted was $0.21 and $0.30, respectively. The fair value for the options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2005	2004	2005	2004
Risk-free interest rate	N/A	2.64%	N/A	2.35%
Volatility	N/A	1.69	N/A	1.68
Dividend yield	N/A	0	N/A	0
Expected life (years)	N/A	2	N/A	2
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
     We did not receive any product revenues in the three months ended June 30, 2005, and will not receive any product revenues thereafter, as we have sold our product distribution rights to Animas. During the first two quarters of 2004, Sankyo Pharma Inc. provided certain distribution and customer services and we received 30% of all monies from product sales by them. Amounts received were recorded as additional “Gain from Sankyo Pharma settlement” in our consolidated statement of operations, and we did not record any product revenues for these sales. On July 1, 2004, we entered into a non-exclusive distribution agreement for the G2 Biographer in the United States with Diabetic Promotions, a direct mail supplier of diabetic products. We recognized revenues for U.S. sales when we shipped products to Diabetic Promotions. For sales in the United Kingdom, we recognized revenues when product was shipped to end-user customers.

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
Net Income/(Loss) Per Share
     Basic net income/(loss) per share is calculated based upon the weighted average number of shares of our common stock. Diluted net income/(loss) per share is calculated based upon the weighted average number of shares of our common stock and common stock equivalent shares (using the treasury stock method for stock options), if dilutive. Diluted net income/(loss) per share for the three and six months ended June 30, 2005 does not include the effect of 5.4 million options to purchase our common stock because the effect of these securities was anti-dilutive. Shares issuable from stock options, warrants and convertible debentures were excluded from the diluted net loss per share computation for the three and six months ended June 30, 2004, as their effect was anti-dilutive.
New Accounting Standards
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123, as revised, “Share-Based Payment” (FAS 123R), which requires the cost resulting from all stock-based payment transactions to be recognized in the consolidated financial statements. That cost will be measured based on the fair value of the equity instruments issued. Under FAS 123R, the fair value based method for recognition of compensation expense is required to be applied using the modified prospective transition method or the modified retrospective transition method. We expect to use the modified prospective transition method. We currently measure compensation expense for our stock-based employee and director awards under the intrinsic value method and, as such, generally recognize no compensation costs for these options. The adoption of FAS 123R is not expected to have a material impact on our consolidated financial statements, as all of our outstanding options are fully vested. We are required to adopt FAS 123R beginning January 1, 2006.

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

6. Global Resolution with Sankyo Pharma
     On December 23, 2003, we entered into an Agreement for Global Resolution and Mutual Release of All Claims with Sankyo Pharma that resolved and dismissed our pending litigation, and terminated our July 8, 2002 Sales, Marketing and Distribution Agreement and all other contractual arrangements. The Global Resolution provided for Sankyo Pharma to pay us $30.0 million and also specified that neither party owed any payments outstanding at the time of the Global Resolution to the other party, thus allowing us to write off certain liabilities and assets, resulting in a total net gain of $75.8 million in the three and twelve months ended December 31, 2003. Furthermore, Sankyo Pharma transferred title to us of more than 20,000 GlucoWatch G2 Biographers and more than 1.0 million AutoSensors that we had previously sold and shipped to them. During the transition period, which ended June 30, 2004, in which Sankyo Pharma provided certain distribution and customer services, we received 30% of all monies from product sales during this transition period. The amount received for the three and six months ended June 30, 2004, was $60,000 and $132,000, respectively, and has been recorded as “Gain from Sankyo Pharma Settlement” in our consolidated statement of operations.

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
     At a special meeting of our stockholders held on March 23, 2005, in addition to approving the Asset Sale, our stockholders approved the dissolution of the Company pursuant to the Plan of Complete Liquidation and Dissolution presented to such stockholders under which our directors have the right to dissolve the Company without further action by our stockholders. We retain the rights to an arbitration matter pertaining to our claims arising out of the 1999 sale of substantially all of our drug delivery business assets to Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson company (“Ortho-McNeil”). We are seeking $34.6 million in this arbitration matter. Both parties have retained outside legal counsel and, on February 23, 2004, we invoked the mediation provisions set forth in our 1999 Asset Purchase Agreement. Thereafter, the parties agreed to waive the mediation provisions and to enter into binding arbitration, as set forth in our 1999 Asset Purchase Agreement and, on April 15, 2004, we provided notice of arbitration to Ortho-McNeil. On February 17, 2005, the panel of three arbitrators was definitively selected. The parties and the arbitration panel have scheduled the arbitration hearing to occur in October 2005, and the discovery process and briefing schedule are ongoing. The arbitration outcome is inherently uncertain. Although we believe we have meritorious claims, it is possible that we could receive no recovery at all. Upon final resolution of the arbitration matter, we intend to satisfy (or provide for) any and all of our remaining obligations and to file a certificate of dissolution with the Delaware secretary of state pursuant to our Plan of Complete Liquidation and Dissolution. We have incurred significant net operating losses since our inception. As of June 30, 2005, our accumulated deficit was $250.9 million and our stockholders’ equity was $4.5 million. Also as of June 30, 2005, we had cash and cash equivalents of $4.3 million. We estimate that our ongoing cash expenses will be, on average, approximately $1.0 million per quarter for the third and fourth quarters of 2005. These conditions raise substantial doubt about our ability to continue as a going concern.
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
     We did not receive any product revenues in the three months ended June 30, 2005, and will not receive any product revenues thereafter, as we have sold our product distribution rights to Animas. During the first two quarters of 2004, Sankyo Pharma Inc. provided certain distribution and customer services and we received 30% of all monies from product sales by them. Amounts received were recorded as additional “Gain from Sankyo Pharma settlement” in our consolidated statement of operations, and we did not record any product revenues for these sales. On July 1, 2004, we entered into a non-exclusive distribution agreement for the G2 Biographer in the United States with Diabetic Promotions, a direct mail supplier of diabetic products. We recognized revenues for U.S. sales when we shipped products to Diabetic Promotions. For sales in the United Kingdom, we recognized revenues when product was shipped to end-user customers.
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
Results of Operations
     Our results of operations have fluctuated from period to period and we have experienced operating losses since our inception. In late 2003, we suspended our manufacturing activities and research and development efforts for future products. During 2004, we sought an acquiror of our Company or its assets. On March 23, 2005, we completed the sale of our glucose monitoring assets to Animas. As a result, we do not currently have any revenue-generating operations after the sale of our assets to Animas, and have retained only two employees to pursue the arbitration matter with Ortho-McNeil. We do not intend to invest in another operating business. At June 30, 2005, our accumulated deficit and our stockholders’ equity were $250.9 million and $4.5 million, respectively.

Comparison for the Three and Six Months Ended June 30, 2005 and 2004
     Net product revenues for the three months ended June 30, 2005 were $0, compared to $47,000 for the three months ended June 30, 2004. Net product revenues for the six months ended June 30, 2005 were $95,000, compared to $93,000 for the six months ended June 30, 2004. Our net product revenues recognized for the six months ended June 30, 2005 resulted from sales of our GlucoWatch G2 Biographers to our direct mail supplier in the United States and to end users in the United Kingdom. Our product revenues recognized for the three and six months ended June 30, 2004 resulted primarily from sales of our GlucoWatch G2 Biographers in the United Kingdom. On March 23, 2005, we sold our glucose monitoring assets to Animas. We will not receive any future product revenues.
     Costs of product revenues for the three months ended June 30, 2005 were $0, compared to $47,000 for the three months ended June 30, 2004. Costs of product revenues for the six months ended June 30, 2005 were $3,000, compared to $163,000 for the six months ended June 30, 2004. Costs of product revenues for the six months ended June 30, 2005 included a charge of $1,700, pursuant to royalties on product sales owed to the University of California. For the three and six months ended June 30, 2004, costs of product revenues included charges of $19,000 and $114,000, respectively, pursuant to royalties on product sales owed to the University of California. In the past, costs of product revenues have also included material, labor, freight, and other product costs associated with manufacturing and delivering our products.
     Sales, marketing, general and administrative expenses for the three months ended June 30, 2005 were $453,000, compared to $2.5 million for the three months ended June 30, 2004. Sales, marketing, general and administrative expenses for the six months ended June 30, 2005 were $2.8 million, compared to $5.5 million for the six months ended June 30, 2005. The overall decrease in sales, marketing, general and administrative expenses was due to reductions in personnel and related expenses associated with the elimination of product revenues and the Asset Sale to Animas.
     Severance charges for the three months ended June 30, 2005 were $0, and for the six months ended June 30, 2005 were $2.6 million. There were no severance charges for the three and six months ended June 30, 2004. In March 2005, approximately $2.0 million was paid out to our executive officers and approximately $600,000 was paid to non-officer employees upon termination of their positions.
     Interest and other income/(expense), net for the three months ended June 30, 2005 was $22,000, compared to $31,000 for the three months ended June 30, 2004. Interest and other income/(expense) for the six months ended June 30, 2005 was $61,000, compared to $98,000 for the six months ended June 30, 2004. Included in interest and other income/(expense), net were earnings on the balances of our cash and cash equivalents.
     Interest expense for the three months ended June 30, 2005 was $0, compared to $1,000 for the three months ended June 30, 2004. Interest expense for the six months ended June 30, 2005 was $0, compared to $428,000 for the six months ended June 30, 2004. Included in interest expense for the three and six months ended June 30, 2004 was the interest accrued on our convertible debentures and the amortization of the value of the warrants issued in connection with financing agreements. We had no interest expense for the three and six months ended June 30, 2005, as a result of the retirement of our convertible debentures in March 2004.
     Gain on retirement of arbitration obligation for the three months ended June 30, 2005 was $0, and for the six months ended June 30, 2005 was $1.5 million. On March 23, 2005, we satisfied our remaining renegotiated arbitration obligation to Sanofi-Aventis by paying $10.0 million in cash to Sanofi-Aventis from the proceeds of our Asset Sale. We recorded a gain of $1.5 million from early retirement of our arbitration obligation, which is the difference between the $11.5 million originally due and the $10.0 million paid to satisfy the obligation. There was no gain on retirement of arbitration obligation for the three and six months ended June 30, 2004.

     Gain on sale of assets to Animas for the three months ended June 30, 2005 was $0, and for the six months ended June 30, 2005 was $8.3 million. The following table shows the calculation of this gain, in thousands:

Proceeds received from the Asset Sale	$10,000
Less:
Carrying value of assets sold, including equipment	1,690

Net gain from sale of assets to Animas	$8,310

     Because of our significant net operating loss carryforwards for financial statement purposes, no provision for income taxes was recorded for the three and six months ended June 30, 2005. In addition, we do not expect to recognize a tax gain on the Asset Sale to Animas due to the significantly higher remaining tax basis in the assets sold compared with the cost basis remaining for financial statement purposes.
     Gain from Sankyo Pharma settlement for the three and six months ended June 30, 2004, was $60,000 and $132,000, respectively. During the transition period, which ended June 30, 2004, Sankyo Pharma provided certain distribution and customer services, and we were paid 30% of all monies received for products sold by Sankyo Pharma.
     Gain on early retirement of convertible debentures for the three and six months ended June 30, 2004 was $0 and $2.9 million, respectively. The following table shows the calculation of this non-cash net gain, in thousands:

Accrued principal and interest at March 22, 2004	$18,425
Less:
Cash paid on retirement	13,750
Valuation of shares issued on retirement	1,295
Write-off of debt issuance and discount costs	489

Net gain	$2,891

Liquidity and Capital Resources
     As of June 30, 2005, our cash and cash equivalents totaled $4.3 million.
     Net cash used in operating activities for the six months ended June 30, 2005 was $6.0 million, compared to net cash used in operating activities of $5.2 million for the six months ended June 30, 2004. Cash used in operating activities for the six months ended June 30, 2005 was primarily due to net income of $4.5 million, which included a loss from operations of $5.3 million (including severance charges of $2.6 million), a non-cash gain on sale of assets to Animas of $8.3 million, and a non-cash gain on retirement of arbitration obligation of $1.5 million. Cash used in operating activities for the six months ended June 30, 2004 was primarily due to the net loss from operations of $2.8 million, which included a non-cash net gain of $2.9 million from the early retirement of our convertible debentures.
     There was no cash used in or provided by investing activities for both the six months ended June 30, 2005 and 2004.
     There was no cash used in or provided by financing activities for the six months ended June 30, 2005. Net cash used in financing activities totaled $13.8 million for the six months ended June 30, 2004, substantially all of which resulted from the retirement of our convertible debentures.
     As of June 30, 2005, we have no significant contractual obligations. On March 23, 2005, we satisfied our remaining renegotiated arbitration obligation to Sanofi-Aventis by paying $10.0 million in cash to Sanofi-Aventis from the proceeds of our Asset Sale. On March 23, 2005, Animas assumed the royalty payments to the University of California, including the balance remaining on the 2005 minimum royalty payments.
     We have incurred negative cash flows from operations since our inception. At June 30, 2005, our accumulated deficit was $250.9 million and our stockholders’ equity was $4.5 million.
     As of June 30, 2005, based upon projected short-term expenditures, we believe that existing cash and cash equivalents of $4.3 million will be sufficient to pursue our arbitration claim against Ortho-McNeil at least through December 31, 2005 and to maintain our minimal operating expenses. We will not receive any further cash from product or contract revenues. We estimate that our ongoing cash expenses will be, on average, approximately $1.0 million per quarter for the third and fourth quarters of 2005. Upon final resolution of the arbitration matter, we intend to satisfy (or provide for) any and all of our remaining obligations and to file a certificate of dissolution with the Delaware secretary of state pursuant to our Plan of Complete Liquidation and Dissolution.
New Accounting Standards
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123, as revised, “Share-Based Payment” (FAS 123R), which requires the cost resulting from all stock-based payment transactions to be recognized in the consolidated financial statements. That cost will be measured based on the fair value of the equity instruments issued. Under FAS 123R, the fair value based method for recognition of compensation expense is required to be applied using the modified prospective transition method or the modified retrospective transition method. We expect to use the modified prospective transition method. We currently measure compensation expense for our stock-based employee and director awards under the intrinsic value method and, as such, generally recognize no compensation costs for these options. The adoption of FAS 123R is not expected to have a material impact on our consolidated financial statements, as all of our outstanding options are fully vested. We are required to adopt FAS 123R beginning January 1, 2006.

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
     We are seeking $34.6 million in damages in our arbitration with Ortho-McNeil. The arbitration outcome is inherently uncertain. Although we believe we have meritorious claims, it is impossible to predict whether we will prevail in the arbitration, or to determine the amount of money, if any, that we will recover. It is possible that we could receive no recovery at all. This is a risk inherent in all litigation and similar dispute resolution. We will continue to incur legal expenses throughout the arbitration.
     We will continue to incur claims, liabilities and expenses that will reduce the amount, if any, available for distribution to stockholders.
     As of June 30, 2005, we had cash and cash equivalents of $4.3 million, and we had total liabilities of $127,000, all of which are current. Additionally, as of June 30, 2005, our accumulated deficit was $250.9 million and our stockholders’ equity was $4.5 million. We will not receive any further cash from product or contract revenues. Claims, liabilities and expenses from business operations (including operating costs such as salaries, directors’ fees, directors’ and officers’ insurance, legal and accounting fees, and miscellaneous office expenses) will continue to be incurred as we pursue the arbitration matter. We also estimate that our ongoing cash expenses, including legal fees for the arbitration and accounting fees, will be, on average, approximately $1.0 million per quarter for the third and fourth quarters of 2005. These expenses will reduce the amount, if any, of assets available for ultimate distribution to stockholders. If available cash and amounts received from the arbitration matter are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute meaningful cash payments, or any cash payments at all, to our stockholders.
     We will continue to incur the expenses of complying with public company reporting requirements.
     We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) even though compliance with such reporting requirements is economically burdensome. In order to curtail expenses, we intend, after resolving the arbitration matter and filing our certificate of dissolution, to seek relief from the Securities and Exchange Commission (SEC) from the reporting requirements under the Exchange Act. We anticipate that, if such relief were granted, we would continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution along with any other reports that the SEC might require. However, the SEC may not grant any such relief. To the extent that we delay filing the certificate of dissolution, as we may do, we would be obligated to continue complying with the applicable reporting requirements of the Exchange Act.
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
     Although our Board of Directors has not established a firm timetable for the distribution to our stockholders, our Board of Directors intends, subject to contingencies inherent in winding down our business and the payment of our liabilities, to hold our cash for use in funding the pursuit of our claim in the arbitration matter and maintaining our minimal operating expenses. We do not anticipate that the arbitration matter will be resolved until approximately December 2005. Accordingly, we do not anticipate making any distribution until the arbitration matter is resolved, at which point we anticipate making a distribution as promptly as practicable. However, we are currently unable to predict the precise timing of any such distribution. Additionally, if we do not satisfy (or provide for) our liabilities and expenses, a creditor could seek an injunction against the making of a distribution to our stockholders on the ground that the amounts to be distributed were needed to provide for the payment of such liabilities and expenses. Any action of this type could delay or substantially diminish the amount available for distribution to our stockholders.
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
     b) Changes in internal controls. No change in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred in the three months ended June 30, 2005 has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     On December 15, 1999, we completed the sale of substantially all of our drug delivery business segment assets to Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson company (“Ortho-McNeil”). Under the terms of our agreement, Ortho-McNeil was subject to paying up to an additional $55.0 million in cash, contingent on the achievement of certain milestones. Of this $55.0 million, $20.0 million was not paid to us because certain Ortho-McNeil technical and regulatory accomplishments relating to the Ortho Evra® (Johnson & Johnson, New Brunswick, New Jersey) contraceptive patch were not met, and $34.6 million that we claim is owed to us is currently under dispute. Both parties have retained outside legal counsel and, on February 23, 2004, we invoked the mediation provisions set forth in our 1999 Asset Purchase Agreement. Thereafter, the parties agreed to waive the mediation provisions and to enter into binding arbitration as set forth in our 1999 Asset Purchase Agreement and, on April 15, 2004, we provided notice of arbitration to Ortho-McNeil. On February 17, 2005, the panel of three arbitrators was definitively selected. The parties and the arbitration panel have scheduled the arbitration hearing to occur in October 2005, and the discovery process and briefing schedule are ongoing.
Item 6. Exhibits.
     The following exhibits are filed herewith or incorporated by reference:

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer/Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYGNUS, INC.

Date: August 12, 2005	By:	/s/ John C Hodgman

John C Hodgman
Chairman, President and Chief Executive Officer
(Principal Executive Officer/Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer/Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith