Form 10-Q
period 2005-09-30
CYGNUS INC /DE/
filed 2005-11-04
CIK 870755

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes☐ No ☑
     Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☑ No ☐
     As of November 1, 2005, there were 41,009,251 shares of the Registrant’s common stock outstanding.

CYGNUS, INC.
INDEX
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Cygnus, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(In thousands, except per share data)
	(unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$7,617	$10,317
Accounts receivable	—	131
Other current assets	229	532
Equipment held for sale	—	1,690

Total current assets	7,846	12,670

Equipment and improvements:
Manufacturing, office and laboratory equipment	9	830
Leasehold improvements	—	197

	9	1,027

Less accumulated depreciation and amortization	(9)	(1,027)

Net equipment and improvements	—	—

TOTAL ASSETS	$7,846	$12,670

LIABILITIES AND STOCKHOLDERS’ EQUITY/(NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$6	$306
Accrued compensation	—	260
Other accrued liabilities	376	611
Income tax payable	80	—
Current portion of arbitration obligation	—	4,500

Total current liabilities	462	5,677

Long-term portion of arbitration obligation	—	7,000

Commitments and contingencies

Stockholders’ equity/(net capital deficiency):
Preferred stock, $0.001 par value: 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value: 95,000 shares authorized; issued and outstanding: 41,009 shares at September 30, 2005 and December 31, 2004	41	41
Additional paid-in capital	255,353	255,353
Accumulated deficit	(248,010)	(255,401)

Total stockholders’ equity/(net capital deficiency)	7,384	(7)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(NET CAPITAL DEFICIENCY)	$7,846	$12,670

Note: The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
See accompanying notes.

Cygnus, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Revenues:
Net product revenues	$—	$236	$95	$329
Costs and expenses:
Costs of product revenues	—	50	3	213
Sales, marketing, general and administrative	1,082	2,267	3,921	7,730
Severance charges	—	—	2,589	—

Total costs and expenses	1,082	2,317	6,513	7,943

Loss from operations	(1,082)	(2,081)	(6,418)	(7,614)
Interest and other income/(expense), net	18	18	79	116
Interest expense	—	(1)	—	(429)
Gain from Ortho-McNeil settlement	4,000	—	4,000	—
Gain on retirement of arbitration obligation	—	—	1,500	—
Gain on sale of assets to Animas	—	—	8,310	—
Gain from Sankyo Pharma settlement	—	—	—	132
Gain on early retirement of convertible debentures	—	—	—	2,891

Income/(loss) before income taxes	$2,936	$(2,064)	$7,471	$(4,904)
Provision for income taxes	80	—	80	—

Net income/(loss)	$2,856	$(2,064)	$7,391	$(4,904)

Net income/(loss) per share, basic and diluted	$0.07	$(0.05)	$0.18	$(0.12)

Shares used in computation of amounts per share, basic and diluted	41,009	41,009	41,009	40,256

See accompanying notes.

Cygnus, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income/(loss)	$7,391	$(4,904)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	—	1,115
Gain on sale of assets to Animas	(8,310)	—
Gain on retirement of arbitration obligation	(1,500)	—
Loss on disposal of equipment	—	28
Amortization of deferred financing costs	—	282
Employee notes receivable	—	40
Accrued interest on convertible debentures	—	144
Gain on early retirement of convertible debentures	—	(2,891)
Change in operating assets and liabilities:
Inventories	—	56
Other assets	434	76
Accounts payable and other accrued liabilities	(535)	(637)
Accrued compensation	(260)	(228)
Income tax payable	80	—
Other long-term liabilities	—	26

Net cash used in operating activities	(2,700)	(6,893)

Cash flows from investing activities:
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Issuance of common stock	—	13
Payments of convertible debentures	—	(13,750)
Payments of capital lease obligations	—	(74)

Net cash used in financing activities	—	(13,811)

Net decrease in cash and cash equivalents	(2,700)	(20,704)
Cash and cash equivalents at the beginning of the period	10,317	33,483

Cash and cash equivalents at the end of the period	$7,617	$12,779

Supplemental Cash Flow Data:
Value of stock issued in connection with early retirement of convertible debentures	$—	$1,295

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
     On September 30, 2005, we settled our arbitration matter with Ortho-McNeil Pharmaceutical, Inc. (“Ortho-McNeil”), a wholly owned subsidiary of Johnson & Johnson, and received $4.0 million in cash. Prior to that time, on March 23, 2005, we completed the sale of our glucose monitoring assets to Animas Corporation and Animas Technologies LLC (collectively “Animas”). Our stockholders approved a Plan of Complete Liquidation and Dissolution for the dissolution of the Company. As of September 30, 2005, we had cash and cash equivalents of $7.6 million. We have incurred significant net operating losses since our inception. As of September 30, 2005, our accumulated deficit was $248.0 million and our stockholders’ equity was $7.4 million. We will not receive any further cash from product or contract revenues, and we estimate that our ongoing cash expenses will be approximately $750,000 for the fourth quarter of 2005. These conditions raise substantial doubt about our ability to continue as a going concern. We intend to satisfy (or provide for) any and all of our remaining obligations and to file a certificate of dissolution with the Delaware secretary of state pursuant to our Plan of Complete Liquidation and Dissolution. We currently plan to file the certificate of dissolution on November 21, 2005. We expect that, as of the close of business on that date, trading in our common stock will cease and stock transfers will no longer be processed. We anticipate making one or more distributions of assets to our stockholders, and we expect to make the first distribution prior to December 31, 2005, absent any unforeseen circumstances.
2. Settlement of Arbitration with Ortho-McNeil
     On September 30, 2005, we settled our arbitration matter with Ortho-McNeil, and the parties entered into an Agreement for Global Resolution and Mutual Release of All Claims, which resolved all our claims against Ortho-McNeil arising out of the 1999 sale of substantially all of our drug delivery business to Ortho-McNeil. Ortho-McNeil paid us $4.0 million in cash, and the parties exchanged releases and agreed that the Settlement Agreement constitutes a compromise settlement of disputed claims and is not an admission of liability or wrongdoing by any party. By way of background, on February 23, 2004, we invoked the mediation provisions set forth in our 1999 Asset Purchase Agreement, seeking $34.6 million in milestone payments. Thereafter, the parties agreed to waive the mediation provisions and to enter into binding arbitration as set forth in our 1999 Asset Purchase Agreement and, on April 15, 2004, we provided notice of arbitration to Ortho-McNeil. On February 17, 2005, the panel of three arbitrators was definitively selected. The parties and the arbitration panel had scheduled the arbitration hearing to occur in October 2005, and the discovery process and briefing schedule were almost finished at the time of settlement.
     We have accrued a tax liability of $80,000 for taxes estimated to be due on the arbitration settlement received from Ortho-McNeil. The actual tax liability payable will be determined at a later date, after taking into account losses from operations, applying any applicable federal and state net operating loss carryforwards and tax credits. Generally, net operating loss carryforwards are not able to fully offset taxable income where an alternative minimum tax is applicable. The estimated taxes resulted from the effects of alternative minimum tax. Although this accrual may be reversed in the future, we did not net the benefit of any future deferred taxes from the credit carryforward that this tax will generate, as we do not expect to realize it in the future.

3. Summary of Significant Accounting Policies
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
     The following table illustrates the effect on net income/(loss) and net income/(loss) per share if we had applied the fair value recognition provisions of FAS 123 to stock-based employee and director compensation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net income/(loss), as reported	$2,856	$(2,064)	$7,391	$(4,904)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	—	(17)	(8)	(692)

Pro forma net income/(loss)	$2,856	$(2,081)	$7,383	$(5,596)

Net income/(loss), per share:
Basic and diluted, as reported	$0.07	$(0.05)	$0.18	$(0.12)
Basic and diluted, pro forma	$0.07	$(0.05)	$0.18	$(0.14)
     Pro forma information regarding net income/(loss) and net income/(loss) per share is required by FAS 123, which also requires that the information be determined as if we had accounted for our employee stock options granted under the fair value method of FAS 123. No employee stock options were granted for the three and nine months ended September 30, 2005. For the three and nine months ended September 30, 2004, the estimated grant date weighted average fair value per share for options granted was $0.10 and $0.37, respectively. The fair value for the options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Risk-free interest rate	N/A	2.83%	N/A	2.37%
Volatility	N/A	1.75	N/A	1.68
Dividend yield	N/A	0	N/A	0
Expected life (years)	N/A	3	N/A	2
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
Revenue Recognition
     Prior to the sale of our glucose monitoring assets to Animas in March 2005, product revenues were generated upon the sale of our GlucoWatch G2® Biographer and accessories in the United States and the United Kingdom. The GlucoWatch® Biographer system consists of two integrated parts: the durable Biographer and the disposable, single-use AutoSensor. Product sales were recorded when all of the following conditions had been met: product had been shipped, transfer of title had taken place, there was persuasive evidence of an arrangement, the price was fixed or determinable, and collection was reasonably assured.
     We did not receive any product revenues in the three months ended September 30, 2005, and will not receive any product revenues thereafter, as we have sold our product distribution rights to Animas. During the first two quarters of 2004, Sankyo Pharma Inc. provided certain distribution and customer services and we received 30% of all monies from product sales by them. Amounts received were recorded as additional “Gain from Sankyo Pharma settlement” in our consolidated statement of operations, and we did not record any product revenues for these sales. On July 1, 2004, we entered into a non-exclusive distribution agreement for the G2® Biographer in the United States with Diabetic Promotions, a direct mail supplier of diabetic products. We recognized revenues for U.S. sales when we shipped products to Diabetic Promotions. For sales in the United Kingdom, we recognized revenues when product was shipped to end-user customers.
     We offered a one-year warranty on our Biographer from the date of sale to the end-user customer. We accrued for estimated warranty costs and other allowances when the revenues from product sales were recognized. The recorded warranty expenses were not significant.
Accounting for Impairment of Long-Lived Assets
     We reviewed equipment and improvements and other long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset might not have been recoverable in accordance with FASB Statement No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability of all “held for use” assets was measured by a comparison of the carrying amount of the assets to the future net cash flows that the assets were expected to generate. If such assets were considered to be impaired, the impairment was recognized and was measured as the amount by which the carrying amount of the assets exceeded the fair value of the assets, evaluated by considering the present value of future net cash flows. The recoverability of all “held for sale” assets was measured by a comparison of the carrying amount of the assets to the fair value less costs to sell. The fair value of “held for sale” assets was determined based on the quoted market price.

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
Net Income/(Loss) Per Share
     Basic net income/(loss) per share is calculated based upon the weighted average number of shares of our common stock. Diluted net income/(loss) per share is calculated based upon the weighted average number of shares of our common stock and common stock equivalent shares (using the treasury stock method for stock options), if dilutive. Diluted net income/(loss) per share for the three and nine months ended September 30, 2005 does not include the effect of 5.3 million options to purchase our common stock because the effect of these securities was anti-dilutive. Shares issuable from stock options, warrants and convertible debentures were excluded from the diluted net income/(loss) per share computation for the three and nine months ended September 30, 2004, as their effect was anti-dilutive.
New Accounting Standards
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123, as revised (FAS 123R), “Share-Based Payment,” which requires the cost resulting from all stock-based payment transactions to be recognized in the consolidated financial statements. That cost will be measured based on the fair value of the equity instruments issued. Under FAS 123R, the fair value based method for recognition of compensation expense is required to be applied using the modified prospective transition method or the modified retrospective transition method. We expect to use the modified prospective transition method. We currently measure compensation expense for our stock-based employee and director awards under the intrinsic value method and, as such, generally recognize no compensation costs for these options. The adoption of FAS 123R is not expected to have a material impact on our consolidated financial statements, as all of our outstanding options are fully vested. We are required to adopt FAS 123R beginning January 1, 2006.
4. Asset Sale to Animas and Severance Charges
     On March 23, 2005, we completed the sale of substantially all of our assets (other than cash and cash equivalents, accounts receivable, and our rights in the arbitration matter with Ortho-McNeil) to Animas for $10.0 million in cash (the “Asset Sale”). The assets sold included our intellectual property; product development and production equipment; regulatory package; inventory; and certain assumed contracts, including all supplier, manufacturing and license agreements relating to our glucose monitoring technology and GlucoWatch® Biographer line of products. The Asset Sale was completed in accordance with the terms of an Asset Purchase Agreement, dated December 16, 2004. We recorded a net gain of $8.3 million from the Asset Sale, and the following table shows the calculation of this gain, in thousands:

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
5. Payment of Arbitration Obligation to Sanofi-Aventis

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
6. Financing Instruments
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

7. Global Resolution with Sankyo Pharma
     On December 23, 2003, we entered into an Agreement for Global Resolution and Mutual Release of All Claims with Sankyo Pharma that resolved and dismissed our pending litigation, and terminated our July 8, 2002 Sales, Marketing and Distribution Agreement and all other contractual arrangements. The Global Resolution provided for Sankyo Pharma to pay us $30.0 million and also specified that neither party owed any payments outstanding at the time of the Global Resolution to the other party, thus allowing us to write off certain liabilities and assets, resulting in a total net gain of $75.8 million in the three and twelve months ended December 31, 2003. Furthermore, Sankyo Pharma transferred title to us of more than 20,000 GlucoWatch G2 Biographers and more than 1.0 million AutoSensors that we had previously sold and shipped to them. During the transition period, which ended June 30, 2004, in which Sankyo Pharma provided certain distribution and customer services, we received 30% of all monies from product sales during this transition period. The amount received during the nine months ended September 30, 2004 was $132,000 and has been recorded as “Gain from Sankyo Pharma Settlement” in our consolidated statement of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Some of the statements in this report, including in the documents incorporated by reference, are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions and other statements contained in this report, including in the documents incorporated by reference, that are not statements of historical fact. Forward-looking statements include but are not limited to the risk that we will incur additional liabilities that we do not now anticipate, that our expenses may be higher than expected, that the settlement of our liabilities could be higher than expected, that the amount of the distribution to stockholders might be smaller than anticipated, and that the distribution might be delayed. In some cases, you can identify these statements by words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continues,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions. We cannot guarantee future results, levels of activity, performance or achievements. Our actual results and the timing of certain events may differ significantly from the results and timing discussed in this report, including those under “Risk Factors” herein, as well as in the documents incorporated by reference. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.
Overview
     On March 23, 2005, we completed the sale of substantially all of our assets (other than cash and cash equivalents, accounts receivable, and our rights in the arbitration matter with Ortho-McNeil Pharmaceutical, Inc.) to Animas Corporation and Animas Technologies LLC (collectively “Animas”) for $10.0 million in cash (the “Asset Sale”). The assets sold included our intellectual property; product development and production equipment; regulatory package; inventory; and certain assumed contracts, including all supplier, manufacturing and license agreements relating to our glucose monitoring technology and GlucoWatch® Biographer line of products. The Asset Sale was completed in accordance with the terms of an Asset Purchase Agreement, dated December 16, 2004. On March 23, 2005, we satisfied our remaining renegotiated arbitration obligation to Sanofi-Aventis by paying $10.0 million in cash to Sanofi-Aventis from the proceeds of our Asset Sale in order to release our assets, including our intellectual property, from the security interests that Sanofi-Aventis had in those assets. We retained the rights to an arbitration matter pertaining to our claims arising out of the 1999 sale of substantially all of our drug delivery business assets to Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson company (“Ortho-McNeil”).
     At a special meeting of our stockholders held on March 23, 2005, in addition to approving the Asset Sale, our stockholders approved the dissolution of the Company pursuant to the Plan of Complete Liquidation and Dissolution.
     On September 30, 2005, we settled our arbitration matter with Ortho-McNeil, and the parties entered into an Agreement for Global Resolution and Mutual Release of All Claims, which resolved all our claims against Ortho-McNeil arising out of the 1999 sale of substantially all of our drug delivery business to Ortho-McNeil. Ortho-McNeil paid us $4.0 million in cash, and the parties exchanged releases and agreed that the Settlement Agreement constitutes a compromise settlement of disputed claims and is not an admission of liability or wrongdoing by any party. By way of background, on February 23, 2004, we invoked the mediation provisions set forth in our 1999 Asset Purchase Agreement, seeking $34.6 million in milestone payments. Thereafter, the parties agreed to waive the mediation provisions and to enter into binding arbitration as set forth in our 1999 Asset Purchase Agreement and, on April 15, 2004, we provided notice of arbitration to Ortho-McNeil. On February 17, 2005, the panel of three arbitrators was definitively selected. The parties and the arbitration panel had scheduled the arbitration hearing to occur in October 2005, and the discovery process and briefing schedule were almost finished at the time of settlement.
     On October 17, 2005, we adopted a stockholder rights plan prior to dissolution to protect the interests of Cygnus and its stockholders in the event of an unsolicited takeover attempt. The plan, among other things, encourages potential acquirers of Cygnus to negotiate with our Board of Directors so as to enhance the Board’s ability to achieve the best possible value for all of our stockholders. The rights will become exercisable and will detach from the common stock at a specified period of time after any person has become the beneficial owner of 4.95% or more of our outstanding common stock or has commenced a tender or exchange offer that, if consummated, would result in such person becoming the beneficial owner of 4.95% or more of our outstanding common stock. The 4.95% threshold is increased to 12.5% in the case of any person or persons who have filed a Schedule 13D with the Securities and Exchange Commission (SEC) prior to the date of the adoption of the plan.
     We intend to satisfy (or provide for) any and all of our remaining obligations and to file a certificate of dissolution with the Delaware secretary of state pursuant to our Plan of Complete Liquidation and Dissolution. We currently plan to file the certificate of dissolution on November 21, 2005. We expect that, as of the close of business on that date, trading in our common stock will cease and stock transfers will no longer be processed. We anticipate making one or more distributions of assets to our stockholders, and we expect to make the first distribution prior to December 31, 2005, absent any unforeseen circumstances.
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
      Revenue Recognition
     Prior to the sale of our glucose monitoring assets to Animas in March 2005, product revenues were generated upon the sale of our GlucoWatch G2® Biographer and accessories in the United States and the United Kingdom. The GlucoWatch® Biographer system consists of two integrated parts: the durable Biographer and the disposable, single-use AutoSensor. Product sales were recorded when all of the following conditions had been met: product had been shipped, transfer of title had taken place, there was persuasive evidence of an arrangement, the price was fixed or determinable, and collection was reasonably assured.
     We did not receive any product revenues in the three months ended September 30, 2005, and will not receive any product revenues thereafter, as we have sold our product distribution rights to Animas. During the first two quarters of 2004, Sankyo Pharma Inc. provided certain distribution and customer services and we received 30% of all monies from product sales by them. Amounts received were recorded as additional “Gain from Sankyo Pharma settlement” in our consolidated statement of operations, and we did not record any product revenues for these sales. On July 1, 2004, we entered into a non-exclusive distribution agreement for the G2® Biographer in the United States with Diabetic Promotions, a direct mail supplier of diabetic products. We recognized revenues for U.S. sales when we shipped products to Diabetic Promotions. For sales in the United Kingdom, we recognized revenues when product was shipped to end-user customers.
     We offered a one-year warranty on our Biographer from the date of sale to the end-user customer. We accrued for estimated warranty costs and other allowances when the revenues from product sales were recognized. The recorded warranty expenses were not significant.
      Impairment of Long-Lived Assets
     We reviewed equipment and improvements and other long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset might not have been recoverable in accordance with Financial Accounting Standards Board (FASB) Statement No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability of all “held for use” assets was measured by a comparison of the carrying amount of the assets to the future net cash flows that the assets were expected to generate. If such assets were considered to be impaired, the impairment was recognized and was measured as the amount by which the carrying amount of the assets exceeded the fair value of the assets, evaluated by considering the present value of future net cash flows. The recoverability of all “held for sale” assets was measured by a comparison of the carrying amount of the assets to the fair value less costs to sell. The fair value of “held for sale” assets was determined based on the quoted market price.

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
Results of Operations
     Our results of operations have fluctuated from period to period and we have experienced operating losses since our inception. In late 2003, we suspended our manufacturing activities and research and development efforts for future products. During 2004, we sought an acquiror of our Company or its assets. On March 23, 2005, we completed the sale of our glucose monitoring assets to Animas and, on September 30, 2005, we settled our arbitration dispute with Ortho-McNeil. As a result, we do not currently have any revenue-generating operations and have retained only two employees to dissolve the Company. We do not intend to invest in another operating business. At September 30, 2005, our accumulated deficit and our stockholders’ equity were $248.0 million and $7.4 million, respectively.
Comparison for the Three and Nine Months Ended September 30, 2005 and 2004
     Net product revenues for the three months ended September 30, 2005 were $0, compared to $236,000 for the three months ended September 30, 2004. Net product revenues for the nine months ended September 30, 2005 were $95,000, compared to $329,000 for the nine months ended September 30, 2004. Our net product revenues recognized for the nine months ended September 30, 2005 resulted from sales of our GlucoWatch G2 Biographers to our direct mail supplier in the United States and to end-user customers in the United Kingdom prior to the sale of our glucose monitoring assets to Animas on March 23, 2005. Our product revenues recognized for the three and nine months ended September 30, 2004 resulted primarily from sales of our GlucoWatch G2 Biographers in the United Kingdom. We will not receive any future product revenues.
     Costs of product revenues for the three months ended September 30, 2005 were $0, compared to $50,000 for the three months ended September 30, 2004. Costs of product revenues for the nine months ended September 30, 2005 were $3,000, compared to $213,000 for the nine months ended September 30, 2004. Costs of product revenues for the nine months ended September 30, 2005 included a charge of $1,700 pursuant to royalties on product sales owed to the University of California. For the three and nine months ended September 30, 2004, costs of product revenues included charges of $32,000 and $146,000, respectively, pursuant to royalties on product sales owed to the University of California. In the past, costs of product revenues have also included material, labor, freight, and other product costs associated with manufacturing and delivering our products.
     Sales, marketing, general and administrative expenses for the three months ended September 30, 2005 were $1.1 million, compared to $2.3 million for the three months ended September 30, 2004. Sales, marketing, general and administrative expenses for the nine months ended September 30, 2005 were $3.9 million, compared to $7.7 million for the nine months ended September 30, 2004. The overall decrease in sales, marketing, general and administrative expenses was due to reductions in personnel and related expenses associated with the elimination of product revenues and the Asset Sale to Animas.
     Severance charges for the three months ended September 30, 2005 were $0, and for the nine months ended September 30, 2005 were $2.6 million. In March 2005, approximately $2.0 million was paid out to our executive officers and approximately $600,000 was paid to non-officer employees upon termination of their positions. There were no severance charges for the three and nine months ended September 30, 2004.
     Interest and other income/(expense), net for the three months ended September 30, 2005 was $18,000 in income, compared to $18,000 in income for the three months ended September 30, 2004. Interest and other income/(expense) for the nine months ended September 30, 2005 was $79,000 in income, compared to $116,000 in income for the nine months ended September 30, 2004. Included in interest and other income/(expense), net were earnings on the balances of our cash and cash equivalents.

     Interest expense for the three months ended September 30, 2005 was $0, compared to $1,000 for the three months ended September 30, 2004. Interest expense for the nine months ended September 30, 2005 was $0, compared to $429,000 for the nine months ended September 30, 2004. Included in interest expense for the nine months ended September 30, 2004 was the interest accrued on our convertible debentures and the amortization of the value of the warrants issued in connection with financing agreements. We had no interest expense for the three and nine months ended September 30, 2005 as a result of the retirement of our convertible debentures in March 2004.
     Gain from Ortho-McNeil settlement for the three and nine months ended September 30, 2005 was $4.0 million. On September 30, 2005, we settled our arbitration matter with Ortho-McNeil, and the parties entered into an Agreement for Global Resolution and Mutual Release of All Claims, which resolved all our claims against Ortho-McNeil arising out of the 1999 sale of substantially all of our drug delivery business to Ortho-McNeil. Ortho-McNeil paid us $4.0 million in cash, and the parties exchanged releases and agreed that the Settlement Agreement constitutes a compromise settlement of disputed claims and is not an admission of liability or wrongdoing by any party. There was no gain from Ortho-McNeil settlement for the three and nine months ended September 30, 2004.
     Gain on retirement of arbitration obligation for the three months ended September 30, 2005 was $0, and for the nine months ended September 30, 2005 was $1.5 million. On March 23, 2005, we satisfied our remaining renegotiated arbitration obligation to Sanofi-Aventis by paying $10.0 million in cash to Sanofi-Aventis from the proceeds of our Asset Sale. We recorded a gain of $1.5 million from early retirement of our arbitration obligation, which is the difference between the $11.5 million originally due and the $10.0 million paid to satisfy the obligation. There was no gain on retirement of arbitration obligation for the three and nine months ended September 30, 2004.
     Gain on sale of assets to Animas for the three months ended September 30, 2005 was $0, and for the nine months ended September 30, 2005 was $8.3 million. The following table shows the calculation of this gain, in thousands:

Proceeds received from the Asset Sale	$10,000
Less:
Carrying value of assets sold, including equipment	1,690

Net gain from sale of assets to Animas	$8,310

     We do not expect to recognize a tax gain on the Asset Sale to Animas because of the significantly higher remaining tax cost basis in the assets sold compared to the cost basis remaining for financial statement purposes. There was no gain on sale of assets to Animas for the three and nine months ended September 30, 2004.
     Gain from Sankyo Pharma settlement for the three and nine months ended September 30, 2004 was $0 and $132,000, respectively. During the transition period, which ended September 30, 2004, Sankyo Pharma provided certain distribution and customer services, and we were paid 30% of all monies received for products sold by Sankyo Pharma. There was no gain from Sankyo Pharma settlement for the three and nine months ended September 30, 2005.
     Gain on early retirement of convertible debentures for the three and nine months ended September 30, 2004 was $0 and $2.9 million, respectively. The following table shows the calculation of this non-cash net gain, in thousands:

Accrued principal and interest at March 22, 2004	$18,425
Less:
Cash paid on retirement	13,750
Valuation of shares issued on retirement	1,295
Write-off of debt issuance and discount costs	489

Net gain	$2,891

     There was no gain on early retirement of convertible debentures for the three and nine months ended September 30, 2005.

     Provision for income taxes for the three and nine months ended September 30, 2005 was $80,000. We have accrued a tax liability of $80,000 for taxes estimated to be due on the arbitration settlement received from Ortho-McNeil. The actual tax liability payable will be determined at a later date, after taking into account losses from operations, applying any applicable federal and state net operating loss carryforwards and tax credits. Generally, net operating loss carryforwards are not able to fully offset taxable income where an alternative minimum tax is applicable. The estimated taxes resulted from the effects of alternative minimum tax. Although this accrual may be reversed in the future, we did not net the benefit of any future deferred taxes from the credit carryforward that this tax will generate, as we do not expect to realize it in the future. There was no provision for income taxes for the three and nine months ended September 30, 2004.
Liquidity and Capital Resources
     As of September 30, 2005, our cash and cash equivalents totaled $7.6 million. This amount includes the $4.0 million received from Ortho-McNeil in our arbitration settlement.
     Net cash used in operating activities for the nine months ended September 30, 2005 was $2.7 million, compared to net cash used in operating activities of $6.9 million for the nine months ended September 30, 2004. Cash used in operating activities for the nine months ended September 30, 2005 was primarily due to net income of $7.4 million, which included a loss from operations of $6.4 million (including severance charges of $2.6 million), a non-cash gain on sale of assets to Animas of $8.3 million, and a non-cash gain on retirement of arbitration obligation of $1.5 million. Cash used in operating activities for the nine months ended September 30, 2004 was primarily due to the net loss of $4.9 million, which included a non-cash net gain of $2.9 million from gain on early retirement of convertible debentures in March 2004, and non-cash depreciation of $1.1 million.
     There was no cash used in or provided by investing activities for both the nine months ended September 30, 2005 and 2004.
     There was no cash used in or provided by financing activities for the nine months ended September 30, 2005. Net cash used in financing activities totaled $13.8 million for the nine months ended September 30, 2004, substantially all of which resulted from gain on early retirement of convertible debentures in March 2004.
     As of September 30, 2005, we have no significant contractual obligations. On March 23, 2005, we satisfied our remaining renegotiated arbitration obligation to Sanofi-Aventis by paying $10.0 million in cash to Sanofi-Aventis from the proceeds of our Asset Sale. On March 23, 2005, Animas assumed the royalty payments to the University of California, including the balance remaining on the 2005 minimum royalty payments.
     We have incurred negative cash flows from operations since our inception. At September 30, 2005, our accumulated deficit was $248.0 million and our stockholders’ equity was $7.4 million.
     As of September 30, 2005, based upon projected short-term expenditures, we believe that existing cash and cash equivalents of $7.6 million will be sufficient to maintain our minimal operating expenses at least through December 31, 2005. We will not receive any further cash from product or contract revenues, and we estimate that our ongoing cash expenses will be approximately $750,000 for the fourth quarter of 2005. These conditions raise substantial doubt about our ability to continue as a going concern. We intend to satisfy (or provide for) any and all of our remaining obligations and to file a certificate of dissolution with the Delaware secretary of state pursuant to our Plan of Complete Liquidation and Dissolution. We currently plan to file the certificate of dissolution on November 21, 2005. We expect that, as of the close of business on that date, trading in our common stock will cease and stock transfers will no longer be processed. We anticipate making one or more distributions of assets to our stockholders, and we expect to make the first distribution prior to December 31, 2005, absent any unforeseen circumstances.
New Accounting Standards
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123, as revised (FAS 123R), “Share-Based Payment,” which requires the cost resulting from all stock-based payment transactions to be recognized in the consolidated financial statements. That cost will be measured based on the fair value of the equity instruments issued. Under FAS 123R, the fair value based method for recognition of compensation expense is required to be applied using the modified prospective transition method or the modified retrospective transition method. We expect to use the modified prospective transition method. We currently measure compensation expense for our stock-based employee and director awards under the intrinsic value method and, as such, generally recognize no compensation costs for these options. The adoption of FAS 123R is not expected to have a material impact on our consolidated financial statements, as all of our outstanding options are fully vested. We are required to adopt FAS 123R beginning January 1, 2006.

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
     We will continue to incur claims, liabilities and expenses under dissolution that will reduce the amount, if any, available for distribution to stockholders.
     As of September 30, 2005, we had cash and cash equivalents of $7.6 million, and we had total liabilities of $462,000 (including legal expenses and taxes), all of which are current. Additionally, as of September 30, 2005, our accumulated deficit was $248.0 million and our stockholders’ equity was $7.4 million. We will not receive any further cash from product or contract revenues. Claims, liabilities and expenses from business operations (including operating costs such as salaries, directors’ fees, directors’ and officers’ insurance, legal and accounting fees, and miscellaneous office expenses) will continue to be incurred until the Company is finally dissolved. We estimate that our ongoing cash expenses will be approximately $750,000 for the fourth quarter of 2005. Our expenses will reduce the amount, if any, of assets available for ultimate distribution to stockholders. If available cash is not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute meaningful cash payments, or any cash payments at all, to our stockholders.
     We will continue to incur the expenses of complying with public company reporting requirements.
     We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) even though compliance with such reporting requirements is economically burdensome. In order to curtail expenses, on October 26, 2005, we wrote to the SEC and requested relief from the reporting requirements under the Exchange Act. We anticipate that, if such relief is granted, we will continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution along with any other reports that the SEC might require. However, the SEC may not grant the relief we have requested. To the extent that we delay filing the certificate of dissolution, as we may do, we would be obligated to continue complying with the applicable reporting requirements of the Exchange Act.
     We cannot assure you of the timing and amount, if any, of any distribution to our stockholders under the Plan of Complete Liquidation and Dissolution.
     Liquidation and dissolution may not create value to our stockholders or result in any remaining capital for distribution to our stockholders. We cannot assure you of the precise nature and amount, if any, of any distribution to our stockholders pursuant to the Plan of Complete Liquidation and Dissolution. We intend to satisfy (or provide for) any and all of our remaining obligations and to file a certificate of dissolution with the Delaware secretary of state pursuant to our Plan of Complete Liquidation and Dissolution. We will decide at our discretion when to file the certificate of dissolution with the Delaware secretary of state, but in no event will we wait longer than three years from March 23, 2005, the date the Plan of Complete Liquidation and Dissolution was adopted by our stockholders. We currently plan to file the certificate of dissolution on November 21, 2005. We expect that, as of the close of business on that date, trading in our common stock will cease and stock transfers will no longer be processed. We anticipate making one or more distributions of assets to our stockholders, and we expect to make the first distribution prior to December 31, 2005, absent any unforeseen circumstances. We are, however, unable to predict the precise timing of any such distribution and also whether it will occur in a single distribution or whether there will be an initial distribution followed by a second distribution after we have determined that there are no further expenses or liabilities. Additionally, if we do not satisfy (or provide for) our liabilities and expenses, a creditor could seek an injunction against the making of a distribution to our stockholders on the ground that the amounts to be distributed were needed to provide for the payment of such liabilities and expenses. Any action of this type could delay or substantially diminish the amount available for distribution to our stockholders.

     Our stock transfer books will close on the date we file the certificate of dissolution with the Delaware secretary of state, after which it will not be possible for stockholders to trade our stock.
     We intend to close our stock transfer books and discontinue recording transfers of our common stock at the close of business on the date we file the certificate of dissolution with the Delaware secretary of state, referred to as the “final record date.” Thereafter, certificates representing our common stock will not be assignable or transferable on our books. The proportionate interests of all of our stockholders will be fixed on the basis of their respective stock holdings at the close of business on the final record date, and, after the final record date, any distribution made by us will be made solely to the stockholders of record at the close of business on the final record date. We currently anticipate filing the certificate of dissolution on November 21, 2005.
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
     b) Changes in internal controls. No change in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred in the three months ended September 30, 2005 has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     On September 30, 2005, we settled our arbitration matter with Ortho-McNeil, and the parties entered into an Agreement for Global Resolution and Mutual Release of All Claims, which resolved all our claims against Ortho-McNeil arising out of the 1999 sale of substantially all of our drug delivery business to Ortho-McNeil. Ortho-McNeil paid us $4.0 million in cash, and the parties exchanged releases and agreed that the Settlement Agreement constitutes a compromise settlement of disputed claims and is not an admission of liability or wrongdoing by any party. By way of background, on February 23, 2004, we invoked the mediation provisions set forth in our 1999 Asset Purchase Agreement, seeking $34.6 million in milestone payments. Thereafter, the parties agreed to waive the mediation provisions and to enter into binding arbitration as set forth in our 1999 Asset Purchase Agreement and, on April 15, 2004, we provided notice of arbitration to Ortho-McNeil. On February 17, 2005, the panel of three arbitrators was definitively selected. The parties and the arbitration panel had scheduled the arbitration hearing to occur in October 2005, and the discovery process and briefing schedule were almost finished at the time of settlement.
Item 6. Exhibits.
     The following exhibits are filed herewith or incorporated by reference:
3.1	Certificate of Designation of Series A Junior Participating Preferred Stock, included as Exhibit A to Exhibit 4.1, incorporated by reference from Exhibit 4.1 of the Registrant’s Form 8-K, filed on October 17, 2005.

4.1	Rights Agreement, dated as of October 17, 2005, between Cygnus, Inc. and Mellon Investor Services LLC, which includes: as Exhibit A thereto, the Certificate of Designation of Series A Junior Participating Preferred Stock; as Exhibit B thereto, the Form of Right Certificate; and, as Exhibit C thereto, the Summary of Rights to Purchase Preferred Shares; incorporated by reference from Exhibit 4.1 of the Registrant’s Form 8-K, filed on October 17, 2005.

4.2	Form of Right Certificate, included as Exhibit B to Exhibit 4.1, incorporated by reference from Exhibit 4.1 of the Registrant’s Form 8-K, filed on October 17, 2005.

10.1	Agreement for Global Resolution and Mutual Release of All Claims, dated as of September 30, 2005, by and between Cygnus, Inc. and Ortho-McNeil Pharmaceutical, Inc., incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, filed on September 30, 2005.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer/Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Summary of Rights to Purchase Preferred Shares, included as Exhibit C to Exhibit 4.1, incorporated by reference from Exhibit 4.1 of the Registrant’s Form 8-K, filed on October 17, 2005.

*filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYGNUS, INC.

Date: November 4, 2005	By:	/s/ John C Hodgman
John C Hodgman
Chairman, President and Chief Executive Officer
(Principal Executive Officer/Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Certificate of Designation of Series A Junior Participating Preferred Stock, included as Exhibit A to Exhibit 4.1, incorporated by reference from Exhibit 4.1 of the Registrant’s Form 8-K, filed on October 17, 2005.

4.1	Rights Agreement, dated as of October 17, 2005, between Cygnus, Inc. and Mellon Investor Services LLC, which includes: as Exhibit A thereto, the Certificate of Designation of Series A Junior Participating Preferred Stock; as Exhibit B thereto, the Form of Right Certificate; and, as Exhibit C thereto, the Summary of Rights to Purchase Preferred Shares; incorporated by reference from Exhibit 4.1 of the Registrant’s Form 8-K, filed on October 17, 2005.

4.2	Form of Right Certificate, included as Exhibit B to Exhibit 4.1, incorporated by reference from Exhibit 4.1 of the Registrant’s Form 8-K, filed on October 17, 2005.

10.1	Agreement for Global Resolution and Mutual Release of All Claims, dated as of September 30, 2005, by and between Cygnus, Inc. and Ortho-McNeil Pharmaceutical, Inc., incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, filed on September 30, 2005.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer/Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Summary of Rights to Purchase Preferred Shares, included as Exhibit C to Exhibit 4.1, incorporated by reference from Exhibit 4.1 of the Registrant’s Form 8-K, filed on October 17, 2005.

*filed herewith